Form 10-K
period 2008-07-31
STRATEGIC AMERICAN OIL CORP
filed 2008-11-13
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended July 31, 2008

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________ to ________________.

Commission file number 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	98-0454144 (I.R.S. Employer Identification No.)

Suite 2015, 600 Leopard Street, Corpus Christi, Texas (Address of Principal Executive Offices)	78473 (Zip Code)

(361) 884-7474
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of January 31, 2008 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $14,536,000.

The registrant had 28,610,350 shares of common stock outstanding as of November 12, 2008.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our exploration activities may not result in commercially exploitable quantities of oil and gas on our properties;

  the risks inherent in the exploration for oil and gas such as weather, accidents, equipment failures and governmental restrictions;

  our limited operating history;

  our history of operating losses;

  the potential for environmental damage;

  our lack of insurance coverage;

  the competitive environment in which we operate;

  the level of government regulation, including environmental regulation;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Strategic American Oil Corporation files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Strategic American" and the "Company" mean Strategic American Oil Corporation; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

TABLE OF CONTENTS

__________

PART I

ITEM 1. BUSINESS

Corporate Organization

We were incorporated under the laws of the State of Nevada on April 12, 2005 under the name "Carlin Gold Corporation". On July 19, 2005, we changed our name to "Nevada Gold Corp.". On October 18, 2005, we changed our name to "Gulf States Energy, Inc." and increased our authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock, par value $0.001 per share. On September 5, 2006, we changed our name to "Strategic American Oil Corporation".

We own 100% of the issued and outstanding share capital of Penasco, which was formed under the laws of the State of Nevada on November 23, 2005.

Our principal offices are located at Suite 2015, 600 Leopard Street, Corpus Christi, Texas, 78473. Our telephone number is (361) 884-7474 and our fax number is (512) 233-2531.

General

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 475 gross (269 net) developed acres and approximately 14,103 gross (3,011 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 256 gross (192 net) developed acres in Louisiana, 219 gross (77 net) developed acres in Texas, 2,474 gross (2,474 net) undeveloped acres in Illinois, 11,550 gross (462 net) undeveloped acres in Oklahoma, and 79 gross (76 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 14,578 gross acres (3,280 net).

Exploration Activities

Our oil and gas interests are as follows:

South Delhi/Big Creek Field, Louisiana

On August 24, 2006, we entered into an assignment of oil and gas interests purchase agreement with Energy Program Accompany, LLC (the "EPA Purchase Agreement"). At the time of the acquisition, one of four wells on the Holt lease, the one well on the Strahan lease, and no wells on the McKay lease were producing assets. Under the terms of the EPA Purchase Agreement, we paid $250,000 to acquire the Holt Lease, the Strahan Lease and the McKay Lease, as described below.

The Holt Lease

Pursuant to the EPA Purchase Agreement, we acquired a 97% working interest and an 81.25% net revenue interest in approximately 136 acres in Franklin Parish, Louisiana (the "Holt Lease").

In the months following the acquisition, we re-worked the Holt No. 10 well, pulling the well and replacing the rods, tubing and downhole pump. For Holt No. 24, we pulled the well, replaced the rods, tubing and downhole pump. On Holt No. 22, we pulled the well, replaced the tubing, rods and downhole pump. We also installed new surface pumping unit (320 pump jack). For the salt water disposal well, we cleaned up and installed a new triplex pump. We built new all weather roads to wells and built new tank battery (oil storage tanks and separators) for Holt No. 22 and 24. We also buried flow lines (oil and salt water), installed overhead power to all wells with transformer capable of handling additional load (wells), removed old tanks and separators, and built an equipment storage location.

As of the date of this annual report, we are producing oil from the Holt No.'s 10 and 22 wells. The Holt No. 4 and 24 wells are off-line pending workover or offset drilling. The Holt No. 15 well is utilized as a salt water disposal well.

The Strahan Lease

Pursuant to the EPA Purchase Agreement, we acquired a 100% working interest and an 81.25% net revenue interest in approximately 40 acres in Richland Parish, Louisiana (the "Strahan Lease").

As of the date of this annual report, we are producing oil from the Strahan No. 1 well.

The McKay Lease

Pursuant to the EPA Purchase Agreement, we acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease").

On the McKay lease, we re-worked the well but did not improve production. We have been approached by a third party who expressed an interest in taking over the lease and drilling an offset well. If we accept the offer, we would remove and retain all equipment (moving the equipment to a storage area on the Holt lease) and be released from all plugging liability. If we decide to retain the lease, we will upgrade the surface equipment and continue production.

As of the date of this annual report, we are producing oil from the McKay No. 1 well.

Assignment of Interests to Tradestar Resources Corporation

In conjunction with our acquisition of the Holt Lease, the Strahan Lease and the McKay Lease, we assigned a 25% working interest with respect to each lease to Tradestar Resources Corporation as a finders fee. The 25% working interest consisted of two parts, (i) a 12.5% working interest assigned upon acquisition of the leases, and (ii) a 12.5% back in assigned with an effective date of January 1, 2007. Tradestar Energy Inc., a wholly owned subsidiary of Tradestar Resources Corporation, became the operator of record for the Holt, Strahan and McKay Leases as of December 1, 2007.

The Welder Lease (Barge Canal), Texas

On November 16, 2006 we completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, we acquired a 100% working interest (90% after payout) and a 72.5% net revenue interest (65.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas. At the time of the acquisition, the two wells on the Welder lease were producing assets.

As of the date of this annual report, two wells are producing gas and oil from the property. The wells are operated using a gas lift system. A third well is utilized for salt water disposal. The wells have additional proven non-producing zones behind pipe. We intend to develop the proved developed non-producing (PDNP) zones as current producing horizons deplete.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through the date of this annual report, we have entered into numerous oil and gas leases in Jefferson County, Illinois. Currently these leases total approximately 2,260 gross acres pursuant to which we have a working interest of 100% and a net revenue interest of 87.5%. We plan to drill one or more wells during 2009 offsetting past producing wells (Oakdale North Field) to a depth of approximately 4,000 feet.

Gobbler's Knob Prospect, Illinois

Through the date of this annual report we have entered into several oil and gas leases in Hamilton County, Illinois. Currently these leases total approximately 214 gross acres pursuant to which we have a working interest of 100% and a net revenue interest of 87.5%. We plan to sell or assign these leases during 2009 as work we have recently completed indicates that the zone of interest (Cyprus Sand) was previously perforated and produced. We are currently negotiating with interested parties and will attempt to assign the leases and retain an overriding royalty or back-in after payout working interest.

Janssen Lease, Texas

In October 2005, we entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy. An unsuccessful attempt was made to re-enter and re-complete a Roeder gas sand at 10,300 feet using side track drilling techniques. As the original lease was set to expire, we negotiated a new oil and gas lease with the mineral owners and farmed out 100% of the working interest to ETG Energy Resources. We retained a 3% working interest on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. ETG successfully re-completed in the Roeder Sand and the Janssen A-1 well is currently producing between 250-300 mcf gas per day and approximately six (6) barrels per day of condensate.

Koliba Lease, Texas

Through the date of this annual report, we have entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. To date, we have leased over 96% of the minerals with additional leases pending. The property underlying these lease agreements is located near our Welder lease and has one shut-in oil/gas well. The well has proven oil and gas zones behind pipe that previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. We will drill one well as an offset to the former Koliba No. 1 well, and will retain a carried 25% interest to casing point.

Little Mule Creek Project, Oklahoma

In October 2007, we entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Our interest is subject to a 25% back in after payout, which would reduce our interest to 3.0%. The prospect consists of nearly 11,550 acres. An initial horizontal well was spudded in around January 9, 2008 and is at 3,720 feet through the date of this annual report. The well is planned to be drilled vertically to 4,950 feet and then drilled horizontally approximately 1,867 feet to a total vertical depth of approximately 5350 feet. The main target zone is the Maquoketa dolomitic shale. The Maquoketa zone produces from a number of vertical wells in the lease area, but this will be the first horizontal drilling in the field. There are approximately 160 drilling locations within the current leased area. In addition to the Maquoketa zone, three other potentially productive zones are present in the prospect area: Tonkawa Sands at 4,500 feet, Mississippian Chat at 4,900 feet and Misner Sand at 5,000 feet. To date, we have paid $43,086 for our prorate share of land and geology-geophysical costs, $2,824 for exercising (prorate share) additional lease options, and $45,460 for drilling costs. AFE (Authority for Expenditure) for the drilling and completion of the first well is estimated at $1,341,200, of which we will pay 4% ($53,648). Marmik and Pulliam Oil & Gas, Inc. ("Pulliam) will back in after payout (BIAPO) for 25% on the initial well. All subsequent wells will be drilled 75% of cost to the participants and 25% of costs to Marmik and Pulliam. Savoy Energy, L.P. will be the operator.

Productive Wells

The following table sets forth information regarding the total gross and net productive wells, expressed separately for oil and gas. All of our productive oil and gas wells were located in Texas and Louisiana. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. We do not have any wells with multiple completions.
	Number of Operating Wells

	Oil		Gas
	Gross	Net	Gross	Net

Louisiana	5	3.75
Texas	2	2.00	1.03

	7	5.75	1.03

A productive well is an exploratory well, development well, producing well or well capable of production, but does not include a dry well. A dry well, or a hole, is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

A gross well is a well in which a working interest is owned, and a net well is the result obtained when the sum of fractional ownership working interests in gross wells equals one. The number of gross wells is the total number of wells in which a working interest is owned, and the number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. The "completion" of a well means the installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through July 31, 2008. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.
	For the Year Ended July 31, 2008	For the Year Ended July 31, 2007	Period from Inception to July 31, 2008

Production Data
Oil (MBbls)	9.4	9.9	19.5
Natural gas (MMcf)	12.8	17.8	30.6

Total (MMcfe)	69.8	77.6	147.4

Average Prices:
Oil (per Bbl)	$ 102.07	$ 60.02	$ 80.54
Natural gas (per Mcf)	$ 7.79	$ 5.89	$ 6.69

Total (per Mcfe)	$ 15.32	$ 9.06	$ 12.02

Average Costs (per Mcfe):
Lease operating expenses(1)	$ 8.89	$ 8.23	$ 8.54
Production tax expense	$ 0.66	$ 0.31	$ 0.48

(1) Transportation and administrative expenditures are included in lease operating expenses.

Net production includes only production that is owned by us, whether directly or beneficially, and produced to our interest, less royalties and production due to others. Production of natural gas includes only marketable production of gas on an "as sold" basis. Production of natural gas includes only dry, residue and wet gas, depending on whether liquids have been extracted before we passed title, and does not include flared gas, injected gas and gas consumed in operations. Recovered gas, lift gas and reproduced gas are not included until sold.

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this annual report:
	Gross (1)	Net

Developed Acreage
Illinois	-	-
Louisiana	255.90	191.93
Oklahoma	-	-
Texas	219.00	77.04
Undeveloped Acreage
Illinois	2,473.61	2,473.61
Louisiana	-	-
Oklahoma	11,550.00	462.00
Texas	79.00	75.71

Total	14,577.51	3,280.29

(1) The gross acreage cited includes leasehold acreage to be earned under the farm-out agreements.

A developed acre is an acre spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the lease or by payment of delay rentals during the remaining primary term of the lease. The oil and natural gas leases in which we have an interest are for varying primary terms; however, most of our developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced.

Drilling Activity

As of the date of this annual report, we have participated in one (1) drilling venture with Brayton Operating Company based in Corpus Christi, Texas. A 12.5% working interested was purchased in a middle-lower Frio test (Meeks No. B-1), Victoria County, Texas. The prospect was based on 3-D seismic data and adjacent well information. The well was drilled, logged and plugged as indicated gas sands were deemed uneconomic. We have completed five (5) workovers of producing or previously producing wells on our leases in the Delhi South and Big Creek fields in Richland and Franklin Parishes, Louisiana. We also participated in the side-track re-entry on the Janssen No. A-1 in Karnes County, Texas. All producing wells in Louisiana are operated for us by Tradestar Energy, Inc. ("Tradestar") based in Hot Springs, Arizona. The Welder (Barge Canal) wells are operated for us by Carter E&P, LLC, based in Corpus Christi, Texas. The Janssen lease (Karnes Co., Texas) is operated by PROEX Energy Management Company ("Proex") based in Houston, Texas. We pay a monthly management fee to the operating companies for their services.

As of the date of this annual report, we are currently drilling one horizontal well in the Little Mule Creek prospect (R&R Cattle No. 1-19) in Section 19, T29N, R12W, Alfalfa County, Oklahoma.

Present Activities

Much of the developed leasehold in Louisiana is adjacent to offset production. A number of offset in-field drilling locations are indicated. Additionally, Denbury Resources, Inc. (NYSE: DNR) has acquired a substantial acreage position in the Delhi-Holt-Bryant Unit in the immediate area of our holdings. Denbury has begun work to institute a tertiary carbon dioxide flood and are shooting 3-D seismic in the immediate area of our leases.

We are currently negotiating to purchase a 220 acre lease containing five wells and one salt water disposal well in the area of our Strahan and McKay Leases (Richland Parish, Louisiana). Additionally, we are negotiating on approximately 160 acres of leases adjacent to our Holt lease in Franklin Parish, Louisiana.

Our undeveloped acreage in the Illinois basin is adjacent to current or past producing wells. Drilling and completion costs are lower than in many other producing basins and the net revenues are higher. Our leases in Illinois average 87.5% net revenue interest with 100% working interest. Multiple pay zones are indicated in leasehold areas including the Cypress, Levias, Aux Vases, Ste. Genevieve, Salem, Saint Lewis and Warsaw formations. Maximum drill depths will be approximately 4,000 feet.

Additionally, the potential for "reef" type structures is considered high in several of our leasehold areas. Negotiations are underway with possible joint venture partners for the funding of 3-D seismic surveys in order to identify possible reef drilling targets.

We are also currently evaluating oil well logs, maps and other data in the Welder (Barge Canal) lease area (Texas). Initial reviews indicate the potential for possible offset drilling sites.

We continue to review and evaluate submittals on properties in Louisiana, Texas, Illinois and other areas of the continental United States.

Plan of Operations

Our plan of operations for the next twelve months is to drill one (1) infield offset well in the Delhi South Field in Franklin Parish, Louisiana to a depth of between 3500 feet and 5000 feet depending on location and lease depth restrictions (if any). We also plan to acquire additional leases in the Delhi field area. The majority of the proposed acquisitions (Delhi area) have shut-in or currently non-producing wells within the proposed lease areas as well as salt water disposal wells. We plan to re-work the wells on the acquired leases in order to restore and/or increase production.

Leasing will continue in Illinois with emphasis moving from current targets in the Oakdale and Donoho prospects (Jefferson County), to potential secondary recovery projects (waterflood). We intend to acquire (lease) at least one waterflood prospect during the next year of operation. We are also reviewing the use of 3-D seismic in Illinois to located pinnacle reef structures. We may purchase 2-D and or 3-D seismic or take seismic options and bring in joint venture partners to participate in proprietary seismic shoots.

In Texas, we plan to continue producing oil and gas from our Welder (Barge Canal) lease. We are also continuing to acquire additional mineral interests adjacent to our Koliba lease in Victoria County, Texas. We will continue to maintain our 3.0% non-operated working interest in the Janssen No. A-1 well (gas and minor condensate) in Karnes County, Texas.

In connection with the Little Mule Creek Project, we have purchased a 4% working interest in a horizontal well to be drilled to test a Maquoketa dolomitic (fractured) shale prospect in Alfalfa and Woods Counties, Oklahoma. As there are 160 drilling locations on the 11,000 acre leasehold, participation in additional drilling on this prospect is anticipated. The initial well commenced drilling on or around January 9, 2008 and is at 3,720 feet as of the date of this annual report. Total costs for drilled and completed well (including lease and geology/geophyics) for our 4% working interest will be approximately $100,000.

Any time it is decided that drilling operations for a new well will be commenced, we will be provided with the following:

  A description of the project and the location and target depth of the well;

  The lands that will be subject to the well;

  The royalties, net profit interest or other charges applicable to the subject lands;

  The estimated cost of any geophysical work contemplated; and

  The estimated acquisition costs, drilling costs, completion costs and equipping costs of the well.

It is estimated that the average drilling and completion costs in Illinois will be approximately $260,000 for wells drilled to 4,000 feet. Offset development drilling in Louisiana to depths of 3,500 to 5,000 feet will be approximately $350,000 to $500,000. Seismic (3-D) may average $50,000 per square mile for shooting and processing. Seismic Options (option to lease) in Texas is expected to be in the $40/acre range. Surface damage payments for the actual shoot are expected to run $10 per acre. Seismic and land costs vary depending on the geographic area. For example, Illinois is much lower cost in all aspects than Texas. We anticipate drilling one well in Louisiana (Delhi-Big Creek field areas) over the next twelve (12) months. Additionally, one (1) to three (3) re-entries, or drilling of new wells, are planned over the same time period in Illinois. These proposed projects would necessitate an estimated expenditure of $2,600,000 in addition to our normal lease operating costs and general administrative overhead.

If oil and gas prices remain in today's range, we feel we can maintain present day operations from proceeds of oil and gas sales from our producing leases in Louisiana and Texas.

To participate in the projects outline above, we estimate that we will need to spend approximately $2,600,000 during the next 12 months. At July 31, 2008, we had $67,650 of cash on hand and a working capital deficit of $164,287. As such, we estimate that we will need to receive approximately $2,600,000 during the next twelve months, either through the sale of capital stock or from borrowing. We may not be able to obtain such financing, in which case we will not be able to pursue our plan of operations and our business may fail.

Government Regulation

General

The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment.

Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government and are affected by the availability, terms and cost of transportation. The price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The Federal Energy Regulatory Commission (FERC) is continually proposing and implementing new rules and regulations affecting the natural gas industry, most notably interstate natural gas transmission companies that remain subject to the FERC's jurisdiction. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. Some recent FERC proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines.

State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced. Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales.

Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental laws and regulations by state and federal authorities, including the Environmental Protection Agency ("EPA"). These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands and other ecologically sensitive and protected areas, and impose substantial remedial liabilities for pollution resulting from drilling operations. Such regulation can increase our cost of planning, designing, installing and operating such facilities.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of significant investigatory or remedial obligations, and the imposition of injunctive relief that limits or prohibits our operations. Moreover, some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those of the oil and gas industry in general. While we believe that we are in substantial compliance with current environmental laws and regulations and have not experienced any material adverse effect from such compliance, there is no assurance that this trend will continue in the future.

Waste Disposal. We currently lease, and intend in the future to own or lease, additional properties that have been used for production of oil and gas for many years. Although we and our operators utilize operating and disposal practices that are standard in the industry, previous owners or lessees may have disposed of or released hydrocarbons or other wastes on or under the properties that we currently own or lease or properties that we may in the future own or lease. In addition, many of these properties have been operated in the past by third parties over whom we had no control as to such entities' treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties may require us to remediate property, including ground water, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA. Furthermore, it is possible that certain wastes generated by our oil and gas projects that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a hazardous substance and persons who disposed of or arranged for the disposal of the hazardous substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of hazardous substances, we may have generated and may generate wastes that fall within CERCLA's definition of hazardous substances. We may in the future be an owner of facilities on which hazardous substances have been released by previous owners or operators of our properties that are named as potentially responsible parties related to their ownership or operation of such property.

Air Emissions. Our projects are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells, gas plants and electric generating facilities generate volatile organic compounds and nitrogen oxides. Some of our producing wells may be in counties that are designated as non-attainment for ozone and may be subject to restrictive emission limitations and permitting requirements. If the ozone problems in the applicable states are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act. The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff, including discharges associated with construction activities. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA"), which amends and augments oil spill provisions of the Clean Water Act, and similar legislation enacted in Texas, Louisiana and other coastal states, impose certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A liable "responsible party" includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs, remediation of environmental damage and a variety of public and private damages. OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs of a potential spill. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge, or substantial threat of discharge from our properties, vessels and pipelines, we may be liable for costs and damages.

We believe that we are in substantial compliance with current environmental laws and regulations in each of the jurisdictions in which we operate. Although we have not experienced any material adverse effect from such compliance, there is no assurance that this trend will continue in the future.

Competition

The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. We are a minor participant in the industry and compete in the oil and natural gas industry with many other companies having far greater financial, technical and other resources.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Employees

We currently have no full-time or part-time employees with the exception of our officers.

Subsidiaries

We own 100% of the issued and outstanding share capital of Penasco, which was formed under the laws of the State of Nevada on November 23, 2005.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

Because we have only recently commenced business operations, we face a high risk of business failure.

We were incorporated on April 12, 2005 and originally planned to explore for gold and other minerals, but we soon shifted our focus to oil and gas exploration. We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana, but to date, we have earned limited revenues and have not achieved profitability. Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we may never achieve profitable operations.

We expect to incur operating losses for the foreseeable future, and if we are unable to generate significant revenues, our business will likely fail.

We have earned limited revenues and we have never been profitable. Going forward, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our properties, our business will likely fail.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues to date and we have never been profitable. We may not be able to effectively execute our business plan or manage any growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas, price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve revenues or profitability.

Because we have earned limited revenues from operations, all our capital requirements have been met through financing and we may not be able to continue to find financing to meet our operating requirements.

We will need to obtain additional financing in order to pursue our business plan. As of July 31, 2008, we had cash on hand of $67,650 and a working capital deficit of $164,287. Our business plan calls for expenses of approximately $2,600,000 over the next twelve months in connection with the exploration and development of our properties. As such, we will require additional financing of approximately $2,600,000 to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current stockholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended July 31, 2007 and 2008 and for the period from inception to July 31, 2008 have been prepared assuming that we will continue as a going concern. Since inception to July 31, 2008, we have incurred an accumulated net loss of $4,787,774, and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. We have funded our operations through the issuance of common stock in order to meet our strategic objectives. Our current level of oil production is not sufficient to completely fund our exploration and development budget, such that we will require additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on our success in developing our properties. We may not be able to adequately develop our properties, attain revenues or achieve profitable operations, in which case our business would fail.

Oil and gas resources, even if discovered, may not be commercially viable, which would cause our business to fail.

Even if oil and gas resources are discovered on our properties, we may not be able to achieve commercial production at all or at a level that would be sufficient to pay drilling and completion costs. Our properties may not contain commercial quantities of oil and gas. In addition, the cost of drilling, completing and operating wells is often uncertain. Drilling operations on our properties or on properties we may acquire in the future may be curtailed, delayed or cancelled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit or a recovery of drilling, completion and operating costs. As a result, our business, results of operations and financial condition may be materially adversely affected.

Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, which could have a material adverse effect on our business, results of operations and financial condition.

There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, when and if made, and such variances may be material, which could have a material adverse effect on our business, results of operations and financial condition.

Our future oil and natural gas production is highly dependent upon our ability to find or acquire reserves.

In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves, if any, will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent upon our level of success in finding or acquiring reserves in the future. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired. The failure of an operator of our wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact us. In addition, we may not obtain additional proved reserves or be able to drill productive wells at acceptable costs, in which case our business would fail.

Oil and gas resources may contain certain hazards which may, in turn, create certain liabilities or prevent the resources from being commercially viable.

Our properties may contain hazards such as unusual or unexpected formations and other conditions. Our projects may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills, against which we cannot insure or against which we may decide to not insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and/or result in personal injury. Costs or liabilities related to those events would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices are highly volatile, and a decline in oil and gas prices could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oil and gas prices and markets are highly volatile. Prices for oil and gas are subject to significant fluctuation in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors. Our profitability will be substantially dependent on prevailing prices for natural gas and oil. The amounts of and prices obtainable for our oil and gas production may be affected by market factors beyond our control, such as:

  the extent of domestic production;

  the amount of imports of foreign oil and gas;

  the market demand on a regional, national and worldwide basis;

  domestic and foreign economic conditions that determine levels of industrial production;

  political events in foreign oil-producing regions; and

  variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the oil and gas industry.

These factors or any one of them could result in the decline in oil and gas prices, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

We compete in the sale of oil and natural gas on the basis of price and on the ability to deliver products. The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational oil and gas companies. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. We are a minor participant in the industry and compete in the oil and natural gas industry with many other companies having far greater financial, technical and other resources. If we are unable to compete successfully, we may never be able to sell enough product at a price sufficient to permit us to generate profits.

The oil and natural gas market is heavily regulated, and existing or subsequently enacted laws or regulations could limit our production, increase compliance costs or otherwise adversely impact our operations or revenues.

We are subject to various federal, state and local laws and regulations. These laws and regulations govern safety, exploration, development, taxation and environmental matters that are related to the oil and natural gas industry. To conserve oil and natural gas supplies, regulatory agencies may impose price controls and may limit our production. Certain laws and regulations require drilling permits, govern the spacing of wells and the prevention of waste and limit the total number of wells drilled or the total allowable production from successful wells. Other laws and regulations govern the handling, storage, transportation and disposal of oil and natural gas and any by-products produced in oil and natural gas operations. These laws and regulations could materially adversely impact our operations and our revenues.

Laws and regulations that affect us may change from time to time in response to economic or political conditions. Thus, we must also consider the impact of future laws and regulations that may be passed in the jurisdictions where we operate. We anticipate that future laws and regulations related to the oil and natural gas industry will become increasingly stringent and cause us to incur substantial compliance costs.

The nature of our operations exposes us to environmental liabilities.

Our operations create the risk of environmental liabilities. We may incur liability to governments or to third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. We could potentially discharge oil or natural gas into the environment in any of the following ways:

  from a well or drilling equipment at a drill site;

  from a leak in storage tanks, pipelines or other gathering and transportation facilities;

  from damage to oil or natural gas wells resulting from accidents during normal operations; or

  from blowouts, cratering or explosions.

Environmental discharges may move through the soil to water supplies or adjoining properties, giving rise to additional liabilities. Some laws and regulations could impose liability for failure to obtain the proper permits for, to control the use of, or to notify the proper authorities of a hazardous discharge. Such liability could have a material adverse effect on our financial condition and our results of operations and could possibly cause our operations to be suspended or terminated on such property.

We may also be liable for any environmental hazards created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. Such liability would affect the costs of our acquisition of those properties. In connection with any of these environmental violations, we may also be charged with remedial costs. Pollution and similar environmental risks generally are not fully insurable.

We could lose or fail to attract the personnel necessary to run our business.

Our success depends, to a large extent, on our ability to attract and retain key management and operating personnel. As we develop additional capabilities and expand the scope of our operations, we will require more skilled personnel. Recruiting personnel for the oil and gas industry is highly competitive. We may not be able to attract and retain qualified executive, managerial and technical personnel needed for our business. Our failure to attract or retain qualified personnel could delay or result in our inability to complete our business plan.

Our directors may experience conflicts of interest which may detrimentally affect our profitability.

Certain directors and officers may be engaged in, or may in the future be engaged in, other business activities on their own behalf and on behalf of other companies and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest, which could have a material adverse effect on our business.

Some of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this annual report that are not residents of the United States.

Risks Related to Our Common Stock

The trading price of our common stock may be volatile.

The price of our common shares may increase or decrease in response to a number of events and factors, including: trends in the oil and gas markets in which we operate; changes in the market price of oil and gas; current events affecting the economic situation in North America; changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common shares. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We hold certain oil and gas interests, as described in Item 1 hereto. In addition, we rent office space at Suite 2015, 600 Leopard Street, Corpus Christi, Texas, 78473 for $1,200 per month and office space in Mt. Vernon, Illinois for $250 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties, except as follows:

On June 6, 2008, Glasscell Morris and Margie L. Morris (the "Petitioners") filed a petition with the Fifth District Court, Parish of Franklin, Louisiana, naming the following as defendants: Penasco Petroleum, Inc. (which is a wholly owned subsidiary of Strategic American Oil Corporation), Tradestar Energy, Inc. and the Unopened Succession of Walter Leon Girod. The Petitioners allege: (i) that Mr. Girod was the owner of a 40-acre tract (the "Property") located in Franklin Parish, Louisiana; (ii) that an oil well (serial number 141591, which is referred to elsewhere in this annual report as Holt No. 22) was completed on the Property in 1973; (iii) that the Petitioners purchased the Property from Mr. Girod in 1988 but Mr. Girod reserved to himself all of the oil, gas and other minerals located in, under or on the Property; (iv) that the well produced no oil or gas from October 1992 through October 2002; (v) that no revenues were distributed to Mr. Girod or to the Petitioners since 1992; (vi) that Mr. Girod, who never married and had no children, died in 2000 but no succession has been opened; and (vii) that with Petitioners' permission, Penasco and Tradestar began production of the well on the Property on or about January 1, 2007. The Petitioners are seeking a declaration that they are the owners of the mineral rights of the Property, that they should be paid royalties (and interest thereon) with respect to any oil, gas or minerals generated by the well from January 1, 2007 until the date of judgment, and that they should be paid any such future royalties from the date of judgment forward. Penasco's participation in the Holt No. 22 well will not be affected regardless of whether the Petitioners are or are not named as successors to Mr. Girod's royalty interests.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol "SGCA" on August 14, 2008. As of November 12, 2008 no shares of our common stock have actually traded on the OTC Bulletin Board.

Holders

As of November 12, 2008, we had 122 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of July 31, 2008:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

(a) Equity compensation plans approved by security holders (2007 Stock Incentive Plan)	3,800,000	$0.33	6,200,000
(b) Equity compensation plans not approved by security holders	552,041 (1)	$0.42	Nil

Total	4,352,041	$0.34	6,200,000

(1) On July 5, 2007 the Company issued 385,000 share purchase warrants exercisable at $0.35 per share, 4,000 share purchase warrants exercisable at $0.50 per share, and 163,041 share purchase warrants exercisable at $0.60 per share pursuant to finders' fees agreements.

2007 Stock Incentive Plan

On July 5, 2007, our Board of Directors authorized and approved the adoption of the 2007 Stock Incentive Plan (the "2007 Plan"), under which an aggregate of 10,000,000 of our shares may be issued.

The purpose of the 2007 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2007 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2007 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2007 Plan. An aggregate of 10,000,000 of our shares may be issued pursuant to the grant of awards under the 2007 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2007 Plan. If the administrator under the 2007 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2007 Plan is not complete and is qualified in its entirety by reference to the 2007 Plan, a copy of which has been filed with the SEC.

Recent Sales of Unregistered Securities

On October 1, 2007, we issued 200,000 shares of our common stock to one individual at a deemed issuance price of $0.60 per share pursuant to a consulting agreement. We issued these securities in reliance on Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2008 and for the period from inception (April 12, 2005) to July 31, 2008 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to continue with the exploration and development of our oil and gas properties in the United States. Our planned acquisitions and development of existing properties is described in detail in this annual report under "Business--Plan of Operations".

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:
	Year Ended July 31, 2008	Year Ended July 31, 2007	For the Period from Inception (April 12, 2005) to July 31, 2008

Oil and gas revenues	$ 1,072,380	$ 701,740	$ 1,774,120

Expenses
Consulting	541,249	449,909	1,019,826
Consulting, stock-based	104,222	856,167	960,389
Depreciation and depletion	57,676	73,383	131,164
Direct operating costs	657,050	663,391	1,320,441
General and administrative	116,546	100,726	255,588
Impairment of oil and gas properties	-	158,800	233,306
Management fees	340,933	195,488	703,557
Management fees, stock based	-	1,200,000	1,200,000
Professional fees	359,106	68,211	458,939
Travel and promotion	112,032	106,529	278,684

	2,288,814	3,872,604	6,561,894

Net loss	$ 1,216,434	$ 3,170,864	$ 4,787,774

Year Ended July 31, 2008 Compared to the Year Ended July 31, 2007

We are an exploration stage company. We recorded a net loss of $1,216,434 during the year ended July 31, 2008, compared to $3,170,864 for the year ended July 31, 2007.

Revenue

Revenue from oil and gas properties was $1,072,380 in the year ended July 31, 2008, compared to $701,740 in the prior year. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $645,813 for the year ended July 31, 2008, as compared to $453,151 for the year ended July 31, 2007. On November 16, 2006 (but with an effective date of August 1, 2006), we completed our acquisition of Barge Canal (Welder Lease), which included three wells, of which two were currently producing. The wells produced oil relatively evenly throughout the year ended July 31, 2008, with gas production decreasing significantly during the second quarter of the 2008 fiscal year due to flooding and ongoing maintenance. Average oil production was 15% less than the prior fiscal year, which was offset by a 70% increase in average oil selling prices. Average gas production was 37% less than the prior fiscal year, while average gas selling prices increased by 32% from the prior fiscal year.

  South Delhi/Big Creek Field: Revenue from the South Delhi and Big Creek Field projects was $408,410 for the year ended July 31, 2008, as compared to $244,424 for the year ended July 31, 2007. We acquired South Delhi (Holt) and Big Creek Field (Strahan/McKay) in August 2006. At the time of acquisition, production was primarily from two of the nine wells, although the two producing wells and other non-producing wells and equipment required remedial work. By July 31, 2007, three wells were producing regularly, two in the South Delhi project and one in the Big Creek Field. Revenues for the year ended July 31, 2008 were uneven as production stopped or changed to allow for equipment maintenance. For the producing wells, average production for the year ended July 31, 2008 was 13% more than the prior fiscal year average, while average selling prices increased by 70% from the prior year.

  Janssen Lease: Revenue from the Janssen Lease project was $16,356 for the year ended July 31, 2008, as compared to $2,933 for the year ended July 31, 2007. Drilling activities during the 2007 fiscal year resulted in production that commenced in June 2007.

Operating Expenses

Operating expenses incurred during the fiscal year ended July 31, 2008 were $2,288,814, compared to $3,872,604 in the prior year. Significant changes and expenditures are outlined as follows:

  Consulting fees were $541,249 in the year ended July 31, 2008, compared to $449,909 in the prior year, with the increase relating primarily to the use of external consultants to assist with expanding operations and administration.

  Stock-based consulting fees were $104,222 in the year ended July 31, 2008, compared to $856,167 in the prior year. The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

  Depreciation and depletion expense was $57,676 in the year ended July 31, 2008, compared to $73,383 in the prior year, with the decrease resulting from lower depletion charges due to reductions in production and increases in estimated reserves for both the Barge Canal and South Delhi/Big Creek Field projects during the current fiscal year.

  Direct operating costs were $657,050 in the year ended July 31, 2008, compared to $663,391 in the prior year. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $361,252 during the year ended July 31, 2008 (representing approximately 56% of gross production sales for Barge Canal during the period) were relatively consistent throughout the year ended July 31, 2008, with the exception of significant maintenance and workover costs in December 2007. Direct operating costs of $191,000 during the year ended July 31, 2007 (representing approximately 42% of gross production sales for Barge Canal during the period) were relatively consistent throughout the year ended July 31, 2007. The increase in operating costs from the prior period was primarily due to maintenance and workover costs incurred in December 2007.

    South Delhi/Big Creek Field: Direct operating costs of $292,605 for the fiscal year ended July 31, 2008 (representing approximately 72% of gross production sales for this project during the period) were relatively consistent throughout the year ended July 31, 2008. Direct operating costs of $450,094 for the fiscal year ended July 31, 2007 were significantly higher than corresponding gross production sales. A significant portion of the operating costs during our fiscal year ended July 31, 2007 occurred in the first half of that fiscal year through February 2007 when a majority of the acquired wells were reworked to sustain future production.

    Janssen Lease: Direct operating costs of $3,193 for the fiscal year ended July 31, 2008 (representing approximately 20% of gross production sales for this project during the period) were relatively consistent throughout the year ended July 31, 2008. Drilling activities during the 2007 fiscal year resulted in production that commenced in June 2007.

  General and administrative expenses were $116,546 in the year ended July 31, 2008, compared to $100,726 in the prior year, with the increase resulting primarily increased general expenses in connection with our increased operations.

  Impairment of oil and gas properties was $Nil in the year ended July 31, 2008, compared with $158,800 in the prior year. Prior year impairment charges related to a reduction in capitalized costs for the Janssen project based on an analysis of estimated net recoverable revenues.

  Management fees were $340,933 in the year ended July 31, 2008, compared to $195,488 in the prior year, with the difference resulting primarily from the addition of a new officer during the second half of fiscal 2007 and other increases in management and directors fees during the current year.

  Stock-based management fees were $Nil in the year ended July 31, 2008, compared to $1,200,000 in the prior year. The prior year charges result from the fair valuation of options granted to management during the period.

  Professional fees were $359,106 in the year ended July 31, 2008, compared to $68,211 in the prior year. The increase from the prior year results from additional work relating to our property acquisitions, financing activities, stock and option issuances and listing requirements.

  Travel and promotion charges were $112,032 in the year ended July 31, 2008, compared to $106,529 in the prior year, with the slight increase resulting primarily from the expansion of operations into multiple states and additional financing activities.

Our net loss for the year ended July 31, 2008 was $1,216,434 or ($0.04) per share, compared to a net loss of $3,170,864 or ($0.13) per share in the prior period.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of July 31, 2008 and July 31, 2007:
	July 31, 2008	July 31, 2007

Cash reserves	$ 67,650	$ 667,722
Working capital (deficit)	$ (164,287)	$ 652,607

Subject to the availability of additional financing, we intend to spend approximately $2,600,000 over the next twelve months in carrying out our plan of operations. At July 31, 2008, we had $67,650 of cash on hand and a working capital deficit of $164,287. As such, our working capital at July 31, 2008 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional financial of approximately $2,600,000. Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil increased from approximately $30 per barrel in 2003 to over $100 per barrel in the summer of 2008 but has decreased to approximately $60 per barrel as of late October 2008. If the price of oil continues to drop, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at July 31, 2008, we had accumulated losses of $4,787,774 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

N et Cash Used in Operating Activities

Operating activities in the year ended July 31, 2008 used cash of $961,214 compared to $875,298 in the year ended July 31, 2007. Operating activities in the period from inception on April 12, 2005 to July 31, 2008 used cash of $2,154,478. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, direct operating costs, management fees and travel and promotion.

Net Cash Used in Investing Activities

In the year ended July 31, 2008, investing activities used cash of $208,158 compared to $1,166,004 in the year ended July 31, 2007. The changes between such periods relates primarily to significant acquisition costs of producing oil and gas properties in August and September 2006 (which are within our fiscal year ended July 31, 2007). In the period from inception to July 31, 2008, investing activities used cash of $1,695,262 relating to the acquisition and exploration of our properties.

Net Cash Provided by Financing Activities

As we have had limited revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities in the year ended July 31, 2008 provided cash of $569,300 compared to $2,058,820 in the year ended July 31, 2007. In the period from inception to July 31, 2008, financing activities provided net cash of $3,917,390, primarily from the sale of our equity securities.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates include the accounting for accounts receivable, marketable securities and long-lived assets reclamation costs, and accounting for legal contingencies.

See Note 2 of our consolidated financial statements for our year ended July 31, 2008 for a summary of significant accounting policies.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2008

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strategic American Oil Corporation

We have audited the accompanying consolidated balance sheets of Strategic American Oil Corporation (an exploration stage company) as of July 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2008 and 2007 and the period from April 12, 2005 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Strategic American Oil Corporation as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007 and the period from April 12, 2005 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
October 28, 2008

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	July 31, 2008	July 31, 2007

CURRENT ASSETS
Cash	$ 67,650	$ 667,722
Accounts receivable	189,514	88,730
Other current assets	41,641	8,369

	298,805	764,821

RECLAMATION BONDS (Note 3)	81,192	61,875
EQUIPMENT (Note 4)	43,037	46,274
OIL AND GAS PROPERTIES (Note 5)
Proved properties	823,706	520,385
Unproved properties	398,222	551,776

	1,221,928	1,072,161

	$ 1,644,962	$ 1,945,131

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 339,592	$ 112,214
Due to related parties (Note 6)	123,500	-

	463,092	112,214
ASSET RETIREMENT OBLIGATIONS (Note 7)	15,365	-

	478,457	112,214

STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Common stock $0.001 par value: 500,000,000 shares authorized, 27,615,351 (2007 - 26,690,685) shares issued and outstanding

	27,616	26,691
Additional paid-in capital	5,858,651	5,344,554
Share subscriptions	68,012	33,012
Deficit accumulated during the exploration stage	(4,787,774)	(3,571,340)

	1,166,505	1,832,917

	$ 1,644,962	$ 1,945,131

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended July 31, 2008	Year Ended July 31, 2007	Period from April 12, 2005 (inception) to July 31, 2008

OIL AND GAS REVENUES (Note 6)	$ 1,072,380	$ 701,740	$ 1,774,120

EXPENSES
Consulting	541,249	449,909	1,019,826
Consulting, stock-based (Note 8)	104,222	856,167	960,389
Depreciation and depletion	57,676	73,383	131,164
Direct operating costs (Note 6)	657,050	663,391	1,320,441
General and administrative	116,546	100,726	255,588
Impairment of oil and gas properties (Note 5)	-	158,800	233,306
Management fees (Note 6)	340,933	195,488	703,557
Management fees, stock-based (Notes 6 and 8)	-	1,200,000	1,200,000
Professional fees	359,106	68,211	458,939
Travel and promotion	112,032	106,529	278,684

	2,288,814	3,872,604	6,561,894

NET LOSS	$ (1,216,434)	$ (3,170,864)	$ (4,787,774)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.04)	$ (0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	27,399,315	24,588,931

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 12, 2005 (INCEPTION) TO JULY 31, 2008
	Common Stock		Additional Paid-in Capital	Share Subscriptions	Deficit Accumulated During the Exploration Stage	Stockholders' Equity
	Shares	Amount

Balance, April 12, 2005 and July 31, 2005	-	$ -	$ -	$ -	$ -	$ -

Issued for cash:
- $0.001 per share	16,000,000	16,000	-	-	-	16,000
- $0.10 per share	4,013,036	4,013	397,291	-	-	401,304
- $0.35 per share	1,022,145	1,022	356,728	-	-	357,750
- $0.50 per share	1,100,000	1,100	548,900	-	-	550,000

Issued on the settlement of debt:
- $0.001 per share	200,000	200	-	-	-	200
- $0.10 per share	136,931	137	13,556	-	-	13,693

Share issuance costs	-	-	(68,600)	-	-	(68,600)

Net loss for the period	-	-	-	-	(400,476)	(400,476)

Balance, July 31, 2006	22,472,112	22,472	1,247,875	-	(400,476)	869,871

Issued for cash:
- $0.50 per share	180,000	180	89,820	-	-	90,000
- $0.60 per share	3,538,573	3,539	2,119,606	33,012	-	2,156,157

Issued for services:
- $0.35 per share	500,000	500	174,500	-	-	175,000

Stock based compensation	-	-	1,881,667	-	-	1,881,667

Share issuance costs	-	-	(168,914)	-	-	(168,914)

Net loss for the year	-	-	-	-	(3,170,864)	(3,170,864)

Balance, July 31, 2007	26,690,685	$ 26,691	$ 5,344,554	$ 33,012	$ (3,571,340)	$ 1,832,917

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 12, 2005 (INCEPTION) TO JULY 31, 2008
	Common Stock		Additional Paid-in Capital	Share Subscriptions	Deficit Accumulated During the Exploration Stage	Stockholders' Equity
	Shares	Amount

Balance, July 31, 2007	26,690,685	$ 26,691	$ 5,344,554	$ 33,012	$ (3,571,340)	$ 1,832,917

Issued for cash:
- $0.60 per share	724,666	725	434,075	35,000	-	469,800

Issued for services:
- $0.41 per share	200,000	200	81,800	-	-	82,000

Stock based compensation	-	-	22,222	-	-	22,222

Share issuance costs	-	-	(24,000)	-	-	(24,000)

Net loss for the year	-	-	-	-	(1,216,434)	(1,216,434)

Balance, July 31, 2008	27,615,351	$ 27,616	$ 5,858,651	$ 68,012	$ (4,787,774)	$ 1,166,505

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended July 31, 2008	Year Ended July 31, 2007	Period from April 12, 2005 (inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,216,434)	$ (3,170,864)	$ (4,787,774)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	57,676	73,383	131,164
Impairment loss on properties	-	158,800	233,306
Stock based compensation	104,222	2,056,167	2,160,389

Changes in operating assets and liabilities:
Accounts receivable	(100,784)	(88,730)	(189,514)
Other current assets	(33,272)	1,153	(41,641)
Accounts payable	227,378	94,793	339,592

NET CASH USED IN OPERATING ACTIVITIES	(961,214)	(875,298)	(2,154,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares and share subscriptions, net of share issuance costs	469,800	2,246,657	4,041,511
Financing charges	(24,000)	(168,914)	(261,514)
Advances from (repayments to) related parties	123,500	(18,923)	137,393

NET CASH PROVIDED BY FINANCING ACTIVITIES	569,300	2,058,820	3,917,390

CASH FLOWS FROM INVESTING ACTIVITIES
Reclamation bonds	(19,317)	(61,875)	(81,192)
Purchase of equipment	(9,205)	(44,151)	(64,650)
Oil and gas property acquisitions and exploration	(179,636)	(1,059,978)	(1,549,420)

NET CASH USED IN INVESTING ACTIVITIES	(208,158)	(1,166,004)	(1,695,262)

(DECREASE) INCREASE IN CASH	(600,072)	17,518	67,650
CASH, BEGINNING	667,722	650,204	-

CASH, ENDING	$ 67,650	$ 667,722	$ 67,650

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 1: NATURE OF OPERATIONS

Strategic American Oil Corporation (the "Company") was incorporated as Carlin Gold Corporation on April 12, 2005 in Nevada, U.S.A. On July 11, 2005 the Company changed its name to Nevada Gold Corp., on October 18, 2005 the Company changed its name to Gulf States Energy Inc. and on September 5, 2006 the Company changed its name to Strategic American Oil Corporation. The Company is an exploration stage company as it has not generated significant revenues from operations. The Company was formed for the purpose of oil and gas exploration and development. The Company owns 100% of Penasco Petroleum Inc. ("Penasco"), a Nevada corporation incorporated on November 23, 2005.

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At July 31, 2008, the Company had a working capital deficiency of $164,287 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

Management is addressing going concern remediation through raising additional sources of capital for operations and planned property acquisitions. Management's plans are intended to increase the Company's financial stability and improve the efficiency of continuing operations. The Company continues to raise capital through private placements to meet immediate working capital requirements. Management expects to be able to complete planned property acquisitions and funding of on-going operations. These measures, if successful, will contribute to reducing the risk of going concern uncertainties for the Company over the next twelve to twenty-four months.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Penasco. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances, stock-based compensation, depletion, valuation allowances, allocations of expenditures to oil and gas property interests and asset impairment tests.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company regularly reviews collectability and establishes or adjusts an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Equipment

Equipment is recorded at cost and amortized using the straight-line method over the estimated useful life at the following rates:

      Computer Equipment      2 years

      Furniture and Fixtures     5 years

      Production Equipment     5 years

      Leasehold Improvements term of the lease

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. The Company operates in one cost center, being the United States.

All costs included in properties subject to amortization, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and development projects are not amortized until proved reserves associated with the projects can be determined or impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of oil and natural gas properties are charged to the full cost pool and amortized.

Under the full cost method, the net book value of oil and natural gas properties are subject to a "ceiling" amount. The ceiling is the estimated after-tax future net cash flows from proved oil and natural gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unevaluated properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant for the lives of the oil and natural gas reserves, except for changes that are fixed and determinable by existing contracts. The excess, if any, of the net book value above this ceiling is charged to expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Impairment of Long-Lived Assets

The Company reviews property and equipment for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Financial Instruments

The fair values of cash, accounts receivable, accounts payable and accrued liabilities and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Accordingly, no value has been assigned by management. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist solely of cash. The Company places its cash with high quality financial institutions and at times may exceed the federally insured limits. The Company has not experienced a loss in such accounts nor does it expect any related losses in the near term.

Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding warrants and stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At July 31, 2008, a full deferred-tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on August 1, 2007.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning on May 1, 2009. The Company will adopt SFAS No. 161 beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS No. 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. This new pronouncement is not expected to have a material effect on the Company's financial statements.

NOTE 3: RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $41,192 (2007 - $21,875) and Texas $40,000 (2007 - $40,000) to cover each State's reclamation requirement for producing operations.

NOTE 4: EQUIPMENT
	July 31, 2008	July 31, 2007

Computer equipment	$ 4,632	$ -
Furniture and fixtures	7,774	3,201
Leasehold improvements	11,294	11,294
Production equipment	40,950	40,950

	64,650	55,445
Less: accumulated depreciation	(21,613)	(9,171)

	$ 43,037	$ 46,274

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 5: OIL AND GAS PROPERTIES

Proven Reserves

Barge Canal, Texas

On November 16, 2006 the Company completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, the Company paid $500,000 plus a finder's fee of $50,000 for a 100% working interest (90% after payout) and a 72.5% net revenue interest (65.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas. At the time of the acquisition, the two wells on the Welder lease were producing assets.

South Delhi / Big Creek Field, Louisiana

On August 24, 2006, the Company entered into an assignment of oil and gas interests purchase agreement with Energy Program Accompany, LLC (the "EPA Purchase Agreement"). Under the terms of the EPA Purchase Agreement, the Company paid $250,000 to acquire the Holt Lease, the Strahan Lease and the McKay Lease, as described below. At the time of the acquisition, one of four wells on the Holt lease, the one well on the Strahan lease, and no wells on the McKay lease were producing assets.

In December 2007 an independent registered engineer completed a reserve and economics report on the combined South Delhi and Big Creek Field properties. The report outlined the proved developed producing reserves as of January 1, 2008 and accordingly, acquisition costs of $290,290 and development costs of $42,900 were reclassified as capitalized proved oil and gas properties.

The Holt Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 97% working interest and an 81.25% net revenue interest in approximately 136 acres in Franklin Parish, Louisiana (the "Holt Lease").

The Strahan Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 81.25% net revenue interest in approximately 40 acres in Richland Parish, Louisiana (the "Strahan Lease").

The McKay Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease").

Assignment of Interests to Tradestar Resources Corporation

In conjunction with the acquisition of the Holt Lease, the Strahan Lease and the McKay Lease, the Company assigned a 25% working interest with respect to each lease to Tradestar Resources Corporation as a finder's fee. In each case, the 25% working interest consists of two parts - a 12.5% working interest prior to payout and a 12.5% back in after payout agreement working interest. Tradestar Energy Inc., a wholly owned subsidiary of Tradestar Resources Corporation, became the operator of record for the Holt, Strahan and McKay Leases as of December 1, 2007.

Unproven Reserves

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through July 31, 2008 the Company has entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 1,774 gross acres pursuant to which the Company has a 100% working interest and a 87.5% net revenue interest.

Gobbler's Knob Prospect, Illinois

Through July 31, 2008 the Company has entered into several oil and gas leases in Hamilton County, Illinois. The leases total approximately 214 gross acres pursuant to which the Company has a 100% working interest and 87.5% net revenue interest.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Little Mule Creek Project, Oklahoma

In October 2007 the Company entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Under the terms of the agreement, the Company's interest is subject to a 25% back in after payout, which would reduce the Company's interest to 3.0%. The prospect consists of nearly 11,550 acres. To July 31, 2008 the Company has paid for a prorate share of land and geology-geophysical costs, charges to exercise additional lease options (prorata share), and a prorata share of drilling costs. All subsequent wells will be drilled 75% of cost to the participants and 25% of costs to Marmik.

Janssen Lease, Texas

In October 2005 the Company entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy of Texas LLC for $220,000 plus additional payments of $13,800 to negotiate new oil, gas and mineral leases. On December 20, 2006 the Company farmed out 100% of the working interest to ETG Energy Resources, retaining a 3% back in after payout on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. At July 31, 2007 management determined the recoverable value of its interest to be $75,000 and accordingly, costs of $158,800 were written off to impairment of oil and gas properties in the prior year.

Koliba Prospect, Texas

Through July 31, 2008 the Company has entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 96% of the minerals with additional leases pending. The property underlying these lease agreements is located near the Barge Canal project and has one shut-in oil/gas well, which is in close proximity to our Barge Canal gas sales line and salt water disposal system.

Meek B-1 Property

In December 2005 the Company entered into a participation agreement on the Meek B-1 property in Victoria County, Texas in order to earn a 12.5% interest in the property. The Company spent a total of $3,000 in acquisition costs and $71,506 in exploration costs before deciding to abandon its interest due to poor drilling results. At July 31, 2006 the value of this interest was determined to be $Nil, and accordingly, cumulative costs of $74,506 have been written off to impairment of oil and gas properties.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:
	July 31, 2008	July 31, 2007

Proven Reserves
Barge Canal	$ 595,424	$ 584,702
South Delhi / Big Creek Field	337,833	-

	933,257	584,702
Accumulated depletion	(109,551)	(64,317)

	823,706	520,385

Unproven or Unevaluated Reserves
Janssen Lease	233,800	233,800
Little Mule Creek	144,090	-
Meek B-1	74,506	74,508
South Delhi / Big Creek Field	-	332,458
Illinois Prospects	154,347	140,745
Louisiana Prospects	9,474	-
Texas Prospects	15,311	3,571

	631,528	785,082
Impairment loss	(233,306)	(233,306)

	398,222	551,776

	$ 1,221,928	$ 1,072,161

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	July 31, 2008	July 31, 2007

Acquisition Costs
Barge Canal	$ 572,456	$ 572,456
Janssen Lease	233,800	233,800
Little Mule Creek	43,086	-
Meek B-1	74,506	74,506
South Delhi / Big Creek Field	290,290	289,558
Illinois Prospects	154,347	140,745
Louisiana Prospects	9,474	-
Texas Prospects	15,311	3,573

	1,393,270	1,314,638

Development Costs
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

Exploration Costs
Little Mule Creek	101,004	-

Retirement Obligations
Barge Canal	10,722	-
South Delhi / Big Creek Field	4,643	-

	15,365	-

	1,564,785	1,369,784
Accumulated Depletion	(109,551)	(64,317)
Impairment Loss	(233,306)	(233,306)

	$ 1,221,928	$ 1,072,161

NOTE 6: RELATED PARTY TRANSACTIONS

The Company had transactions with certain officers and directors of the Company for the fiscal year ended July 31, 2008 as follows:

  recorded production revenues of $645,813 (2007 - $480,014) and incurred production costs of $361,252 (2007 - $215,911) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

  incurred management fees of $340,933 (2007 - $195,488) and recorded stock-based compensation charges of $Nil (2007 - $1,200,000) to officers and directors, of which $44,500 (2007 - $Nil) was payable at July 31, 2008. The balance is non-interest bearing and payable on demand;

  issued a $54,000 promissory note bearing interest at 18% per annum which is due on demand to an officer of the Company; and

  issued a $25,000 promissory note bearing interest at 18% per annum which is due on demand to a company controlled by a director of the Company.

  These transactions were recorded at the exchange amount which is the amount agreed to by the related parties. All amounts owed were unsecured.

  STRATEGIC AMERICAN OIL CORPORATION
  (An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JULY 31, 2008

  NOTE 7: ASSET RETIREMENT OBLIGATIONS

  The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration.

  A reconciliation between the opening and closing ARO's balances is provided below:

	July 31, 2008	July 31, 2007

Barge Canal
Opening balance	$ -	$ -
Liabilities incurred	10,722	-

	10,722	-

South Delhi / Big Creek Field
Opening balance	-	-
Liabilities incurred	4,643	-

	4,643	-

	$ 15,365	$ -

  In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the ARO's at a fair value of $15,365 and capitalized this to proved oil and gas properties. The ARO's will accrete to $91,014 until the time at which it is expected to be settled. A discount rate of 6.00% was used to calculate the present value of the ARO. There was no accretion for the fiscal year ended July 31, 2008 which was included in depreciation and depletion. Actual retirement costs will be recorded against the ARO's when incurred. Any difference between the recorded ARO's and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

  NOTE 8: CAPITAL STOCK

  Share Capital

  The Company's capitalization at July 31, 2008 was 500,000,000 authorized common shares with a par value of $0.001 per share.

  2007 Share Transactions

  On October 5, 2006, the Company completed a private placement for 180,000 Units at a subscription price of $0.50 per Unit for gross proceeds of $90,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the date that is six months from the date that the Company's common shares are first listed on any stock exchange or over-the-counter market, exercisable at $0.60 per share. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $9,000 in cash.

  On October 6, 2006, the Company completed a private placement for 683,333 Units at a subscription price of $0.60 per Unit for gross proceeds of $410,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the date that is one year from the date that the Company's common shares are first listed on any stock exchange or over-the-counter market, exercisable at $1.00 per share. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $41,000 in cash.

  On November 15, 2006, the Company completed a private placement for 169,667 Units at a subscription price of $0.60 per Unit for gross proceeds of $101,800. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the date that is one year from the date that the Company's common shares are first listed on any stock exchange or over-the-counter market, exercisable at $1.00 per share. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $10,000 in cash.

  STRATEGIC AMERICAN OIL CORPORATION
  (An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JULY 31, 2008

  On December 6, 2006, the Company completed a private placement for 819,171 Units at a subscription price of $0.60 per Unit for gross proceeds of $491,503. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the date that is one year from the date that the Company's common shares are first listed on any stock exchange or over-the-counter market, exercisable at $1.00 per share. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $49,150 in cash.

  On December 20, 2006, the Company issued 500,000 shares of its restricted common stock pursuant to a Professional Services Agreement. The Company recorded the fair value of the shares issued of $0.35 per share (based on an allocation of recent private placements between shares and the connected warrants), or $175,000 as a stock-based consulting expense during the year.

  On April 30, 2007, the Company completed a private placement for 1,680,569 Units at a subscription price of $0.60 per Unit for gross proceeds of $1,008,341. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the date that is one year from the date that the Company's common shares are first listed on any stock exchange or over-the-counter market, exercisable at $1.00 per share. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $49,414 in cash.

  On May 31, 2007, the Company completed a private placement for 185,833 Units at a subscription price of $0.60 per Unit for gross proceeds of $111,500. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the date that is one year from the date that the Company's common shares are first listed on any stock exchange or over-the-counter market, exercisable at $1.00 per share. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $10,350 in cash.

  On July 5, 2007 the Company issued 385,000 share purchase warrants exercisable at $0.35 per share, 4,000 share purchase warrants exercisable at $0.50 per share, and 163,041 share purchase warrants exercisable at $0.60 per share pursuant to finders' fees agreements. Each warrant entitles the holder to purchase one common share of the Company for a period commencing upon the date of issuance and ending 18 months from the date that the Company's common shares are first listed for trading on any stock exchange or Over-The-Counter Bulletin Board market. The $209,204 fair value of the common share purchase warrants was recorded as financing fees during the period. The fair value of these warrants was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 100%.

  2008 Share Transactions

  On October 1, 2007, the Company issued 200,000 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.41 per share or $82,000 as a stock-based consulting expense.

  On October 31, 2007, the Company completed a private placement for 724,666 Units at a subscription price of $0.60 per Unit for gross proceeds of $434,800. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company until the earlier of 12 months from the date of issuance of the Units or six months from the effective date of the Company's registration statement and exercisable at $1.00 per share. The Company's registration statement became effective on July 11, 2008. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $24,000 in cash.

  The Company has not separately disclosed the fair market value of the warrants attached to the unit private placements during the current and prior fiscal years.

  STRATEGIC AMERICAN OIL CORPORATION
  (An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JULY 31, 2008

  Share Purchase Warrants

  A summary of the Company's stock purchase warrants as of July 31, 2008 and changes during the year is presented below:
	Number of warrants	Weighted average exercise price	Weighted average remaining life

Balance, July 31, 2006	2,122,145	$ 0.60	2.79
Issued	4,270,614	0.91	1.50

Balance, July 31, 2007	6,392,759	0.81	1.79
Issued	724,666	1.00	1.33

Balance, July 31, 2008	7,117,425	$ 0.83	0.79

  Stock Compensation Plan

  On July 5, 2007 the Company adopted the 2007 Stock Incentive Plan allowing for the issuance of up to 10,000,000 common shares.

  On July 5, 2007 the Company granted a total of 3,800,000 stock options to consultants, officers and directors, of which 3,700,000 vested immediately and the remaining 100,000 vest over 18 months. Of the 3,800,000 options granted, 250,000 were granted at an exercise price of $0.10 per share and 3,550,000 were granted at an exercise price of $0.35 per share. The term of the options is ten years. The fair value of the vested options at the date of grant of $1,915,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 100%. Of this, $1,881,667 has been recorded as stock based consulting and management fees in the year ended July 31, 2007, $22,222 in the fiscal year ended July 31, 2008 and the remaining $11,111 will be expensed in the fiscal year ended July 31, 2009.

  A summary of the Company's stock options as of July 31, 2008 and changes during the year is presented below:
	Number of options	Weighted average exercise price	Weighted average remaining life

Balance, July 31, 2006	-	$ -	-
Issued	3,800,000	0.33	10.00

Balance, July 31, 2007	3,800,000	0.33	9.93
Issued	-	-	-

Balance, July 31, 2008	3,800,000	$ 0.33	8.83

  A summary of the status of the Company's unvested options as of July 31, 2008 and changes during the year ended July 31, 2008 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested, July 31, 2006	-	$ -
Granted	3,800,000	0.50
Vested	(3,733,334)	0.50

Unvested, July 31, 2007	66,666	0.50
Vested	(33,333)	0.50

Unvested, July 31, 2008	33,333	$ 0.50

  NOTE 9: INCOME TAXES

  As of July 31, 2008, the Company had net operating loss carry forwards of approximately $2,894,924 (2007: $1,688,925) that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

  The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income.

  STRATEGIC AMERICAN OIL CORPORATION
  (An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JULY 31, 2008

  The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, FIN 48 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

  The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:
	Year Ended July 31, 2008	Year Ended July 31, 2007

Loss before income taxes	$ (1,216,434)	$ (3,170,864)
Corporate tax rate	35.99%	35.99%

Expected tax expense (recovery)	(437,770)	(1,141,130)

Increase (decrease) resulting from:
Permanent differences	(2,868)	323,990
Change in valuation allowance	440,638	817,140

Income tax provision (recovery)	$ -	$ -

  The Company's deferred tax assets are as follows:
	Year Ended July 31, 2008	Year Ended July 31, 2007

Deferred tax assets:
Stock based compensation	$ 361,280	$ 353,282
Depreciable property	(1,407)	(34)
Loss carry forwards	1,041,825	607,810
Valuation allowance	(1,401,698)	(961,058)

Net deferred income tax assets	$ -	$ -

  As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

  The Company's net operating loss carry forwards expire as follows:

July 31, 2026	$ 399,947
July 31, 2027	1,288,978
July 31, 2028	1,205,999

$ 2,894,924

  The Company has filed income tax returns since inception in the United States. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

  NOTE 10: COMMITMENTS

  On December 20, 2006 the Company entered into a Professional Services Agreement with a consultant, who agreed to become an officer of the Company as of May 1, 2007. The initial term of the agreement is two years expiring on November 30, 2008. Pursuant to the terms and provisions of the Professional Services Agreement: (i) the Company shall pay a monthly fee of $10,000; (ii) the Company issued 500,000 shares of its restricted common stock; and (iii) the Company granted an aggregate of 600,000 options to purchase shares of its common stock at $0.35 for a ten year term.

  STRATEGIC AMERICAN OIL CORPORATION
  (An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JULY 31, 2008

  On October 1, 2007 the Company entered into Consulting Services Agreement with a geological consultant with an initial term of 18 months expiring on March 31, 2009. Pursuant to the terms and provisions of the Consulting Services Agreement: (i) the Company shall pay a daily fee of $400 on an as requested basis; (ii) the Company will issue 200,000 shares of its restricted common stock (refer to Note 8); and (iii) the Company granted an aggregate of not less than 250,000 options to purchase shares of its common stock at $0.10 for a ten year term.

  The Company has entered into various employment and consulting agreements with both fixed compensation arrangements and established fees paid on a daily basis as needed. The only agreement outstanding at July 31, 2008 with fixed compensation calls for a monthly management fee of $10,000. This agreement expires November 30, 2008.

  NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

  During the year ended July 31, 2008 the Company issued 200,000 shares of its common stock with a fair value of $0.41 per share, or $82,000 pursuant to a consulting services agreement, which was recorded as a stock-based consulting expense (refer to Note 8).
	July 31, 2008	July 31, 2007

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

  NOTE 12: SUPPLEMENTAL OIL AND NATURAL GAS RESERVE INFORMATION (Unaudited)

  General

  The Company's estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves are summarized below. The reserves were estimated by independent petroleum engineers. The present value of estimated cash flows is estimated by management using market prices at the end of each of the periods presented in the financial statements. Those prices were held constant over the estimated life of the reserves. There are numerous uncertainties inherent in estimating quantities and values of proved oil and gas reserves and in projecting future rates of production and the timing of development expenditures, including factors involving reservoir engineering, pricing and both operating and regulatory constraints. All reserves estimates are to some degree speculative, and various classifications of reserves only constitute attempts to define the degree of speculation involved. Accordingly, oil and gas reserve information represents estimates only and should not be construed as being exact.

  Estimated Oil and Gas Reserve Quantities

  The Company's ownership interests in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below:
	Oil (barrels)	Gas (mcf)

Balance, July 31, 2006	-	-
Purchase of reserves-in-place	69,340	107,500
Production	(6,322)	(17,506)

Balance, July 31, 2007	63,018	89,994
Extensions, discoveries and other additions	79,567	-
Production	(7,618)	(11,095)
Revisions to previous estimates	30,751	69,211

Balance, July 31, 2008	165,718	148,110

  STRATEGIC AMERICAN OIL CORPORATION
  (An Exploration Stage Company)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JULY 31, 2008

	Oil (barrels)	Gas (mcf)

Proved Developed Reserves
July 31, 2007	63,018	89,994
July 31, 2008	165,718	148,110

Total Proved Reserves
July 31, 2007	63,018	89,994
July 31, 2008	165,718	148,110

  There were no revisions of previous estimates of reserves or extensions and discoveries during the period from inception (April 12, 2005) through July 31, 2007.

  Standardized measure of discounted future cash flows

  The standardized measure of discounted future net cash flows from proved reserves for the periods presented in the financial statements is summarized below. The standardized measure of future cash flows as of July 31, 2008 is calculated using a price per barrel of oil of $124.08 and a price per Mcf of natural gas of $9.26. The gas price was the Henry Hub, Louisiana spot gas price on July 31, 2008. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

  There were no proved reserves at April 12, 2005 (inception) through July 31, 2006:
	July 31, 2008	July 31, 2007

Future production revenues	$ 22,019,463	$ 5,552,940
Future production costs	(8,330,931)	(2,497,721)
Future development costs	(475,000)	-

Future cash flows before income taxes	13,213,532	3,055,219
Future income taxes	(4,492,601)	(1,038,775)

Future net cash flows	8,720,931	2,016,444
10% annual discount for estimating future net cash flows	(4,334,419)	(726,139)

Standardized measure of discounted future net cash flows	$ 4,386,512	$ 1,290,305

  NOTE 13: SUBSEQUENT EVENTS

  a) On August 25, 2008 the Company completed a private placement for an aggregate of 183,333 Units as follows:

    100,000 Units of the Company, at a subscription price of $0.60 per Unit, with each such Unit being comprised of one common share of common stock of the Company and one-half of one common stock share purchase warrant of the Company, with each such whole warrant being exercisable for one additional common share of the Company at an exercise price of $1.00 per warrant share for a period of three years from the date that the Company's common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market,being August 12, 2008; and

    83,333 Units of the Company, at a subscription price of $0.60 per Unit, with each such Unit being comprised of one common share and one common share purchase warrant, with each such warrant being exercisable for one additional common share of the Company at an exercise price of $1.00 per warrant share for a period of one year from the date that the Company's common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 12, 2008. At July 31, 2008, total proceeds of $50,000 had been received by the Company and recorded in share subscriptions.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008

b) On August 29, 2008 the Company completed a private placement for 570,000 Units at a subscription price of $0.60 per Unit for gross proceeds of $342,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per warrant share, for a period of one year from the date the Company's common stock are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 12, 2008. The Company has paid finders' fees in conjunction with the completion of the private placement in the amount of $17,100 in cash.

c) On September 16, 2008 the Company completed a private placement for 158,333 Units at a subscription price of $0.60 per Unit for gross proceeds of $95,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per warrant share, for a period of one year from the date the Company's common stock are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 12, 2008.

d) On October 10, 2008 the Company completed a private placement of 83,333 Units at a subscription price of $0.60 per Unit for gross proceeds of $50,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per warrant share, for a period of one year from the date the Company's common stock are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 12, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d015.

Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Randall Reneau	59	President, Chief Executive Officer, Principal Executive Officer and a director
Johnathan Lindsay	31	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Alan P. Lindsay	58	Director
Leonard Garcia	58	Director
Steven L. Carter	49	Vice President of Operations

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Randall Reneau, President, Chief Executive Officer, Principal Executive Officer and a director

Mr. Reneau has been a director of our Company since April 17, 2006, and he has served as our President, Chief Executive Officer and Principal Executive Officer since August 5, 2007. Mr. Reneau is a certified professional geologist and holds licenses to practice geology in the states of Texas, Washington and Alaska. He has more than 30 years combined mineral and oil and gas experience both domestic and foreign. Mr. Reneau served as President of Reneau Exploration and Development Company, Inc. ("REDCO") from 1980 to 1988. REDCO drilled and operated wells in Stephens County, Oklahoma and Navarro, Milam, Wilson and Guadalupe Counties in Texas. From 1988 to 1990, Mr. Reneau was employed as a senior consulting geologist with Western Mining Corporation's Canadian subsidiary, Westminer Canada. Mr. Reneau's role at Westminer Canada included mineral exploration in West Africa. From 1990 to 1999, Mr. Reneau served as Principal Geologist for Reneau and Associates, a Geo-Environmental firm. From 1997 to December 2003, Mr. Reneau served as senior consulting geologist for AZCO Mining, Inc., managing exploration projects in Mali, West Africa and Sonora, Mexico. From December 2003 to December 2004, Mr. Reneau served as Chief Geologist for Oromex Resources in Durango, Mexico. Mr. Reneau served as Chief Exploration Officer and a director of Uranium Energy Corp., a uranium exploration company publicly traded on the American Stock Exchange, from January 2005 to July 2007. Mr. Reneau has a B.A. in Geology from Central Washington University and an M.S. in Environmental Engineering from Kennedy-Western University. Mr. Reneau currently resides in Austin, Texas.

Johnathan Lindsay, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director

Johnathan Lindsay has been our Secretary since July 11, 2005. In addition, he served as our President, Treasurer and as our sole director from July 11, 2005 until April 17, 2006. He was subsequently reappointed as a director on April 17, 2007 and has also served as our Treasurer, Chief Financial Officer and Principal Accounting Officer since that date. Mr. Lindsay was responsible for organizing initial financing for our Company. From May 16, 2003 to August 31, 2006, Mr. Lindsay served as corporate secretary for Uranium Energy Corp., a uranium exploration company publicly traded on the American Stock Exchange, where he helped the company go public. From 1999 to 2004, Mr. Lindsay was employed by Alan Lindsay and Associates as Vice President, Marketing and Corporate Secretary. In 1997, Mr. Lindsay worked with the Investor Relations Group and for National Media, two North American public sector marketing firms. Following his position with National Media, he studied marketing and business management from 1998 to 1999 at the British Columbia Institute of Technology.

Alan P. Lindsay, a director

Alan Lindsay, who was our founding officer and director, resigned from his position as an officer and director on July 11, 2005. Alan Lindsay was subsequently reappointed as a director on April 17, 2007. Mr. Lindsay has extensive experience and expertise in the mining and bio-technology sectors. From May 2003 to the present, he has been the Chairman of Uranium Energy Corp., a uranium exploration company that has been publicly traded on the American Stock Exchange since September 2007. Since October 2001, Mr. Lindsay has served as Chairman and CEO of MIV Therapeutics Inc, a publicly-listed biomedical company focused on biocompatible coating technology for stents and medical devices. Since December 2005, Mr. Lindsay has served as a director of TapImmune Inc., a U.S. reporting company.

Mr. Lindsay was the founder of AZCO Mining, Inc., a base metals exploration company. Mr. Lindsay served as Azco's Chief Executive Officer and President from 1991 to 1994, its Chairman and Chief Executive Officer from 1994 to 1997 and its President, Chairman and Chief Executive Officer from 1997 to 2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Mr. Lindsay currently serves as a director of Hana Mining Ltd., a TSX Venture Exchange reporting company. Mr. Lindsay also co-founded Anatolia Minerals Development Limited, a junior resource company that trades on the TSX, and New Oroperu Resources Inc., a junior resource company that trades on the TSX Venture Exchange.

Leonard G. Garcia

Mr. Garcia has been a director since April 17, 2006 and has served as our Land Manager from February 2006 to the present date. In addition, Mr. Garcia served as our President and Chief Executive Officer from April 17, 2006 until August 5, 2007. From August 2004 to the present date, Mr. Garcia has also served as the Land Manager for Uranium Energy Corp., a uranium exploration company that has been publicly traded on the American Stock Exchange since September 2007. Mr. Garcia is an Independent Petroleum Landman with over thirty years experience in oil and gas title research, lease negotiations and acquisitions, contracts, exploration and production. Prior to August 2004, Mr. Garcia worked under contract for various companies, including Harkins & Co., Sun Oil Company, Oryx Energy Co., Texaco, Monsanto Exploration and Production Company, Trans Texas Energy, Kerr-McGee Oil & Gas Corp., and Mestena Oil & Gas. His corporate experience includes serving as Chief Executive Officer of Texas corporations with annual sales in excess of eighteen million dollars. Mr. Garcia attended the University of Texas-Austin, The University of Texas-Pan American and Texas A&M University-Kingsville. He currently resides in Austin, Texas.

Steven L. Carter, Vice President of Operations

Mr. Carter has served as our Vice President of Operations since December 20, 2006. Mr. Carter is a registered professional engineer with twenty-five years of management and engineering experience in oil and gas exploration, production operations, reservoir management and drilling. Mr. Carter served as Operations Manager and Operations Engineer for T-C Oil Company from 1990 to June 2003, where he managed significant production, supervised drilling, provided economic evaluations and designed project workovers, as well as performing numerous other engineering services. In July 2003, Mr. Carter started Carter E&P, LLC, an independent oil and gas company, where he has worked from 2003 to the present. Mr. Carter has a B.S. in Petroleum Engineering from the University of Texas at Austin.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

We have no significant employees other than our executive officers.

Audit Committee

We have an Audit Committee of our Board of Directors comprised of Leonard Garcia, Alan P. Lindsay and Randall Reneau. The audit committee operates pursuant to a charter adopted by the board. Our board of directors has determined that we do not currently have an audit committee financial expert (as such term is defined in Item 407 of Regulation S-K) serving on our audit committee. We intend to appoint an audit committee financial expert to our Audit Committee in the near future.

Family Relationships

Alan P. Lindsay is the father of Johnathan Lindsay. There are no other family relationships among our directors and officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended July 31, 2008 and July 31, 2007:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Randall Reneau President, CEO & Principal Executive Officer	2008 2007	97,439 (1) 49,738 (1)	Nil Nil	Nil Nil	Nil 300,000 (5)	Nil Nil	Nil Nil	Nil Nil	97,439 349,738
Johnathan Lindsay Secretary, Treasurer, CFO & Principal Accounting Officer	2008 2007	72,000 (2) 32,538 (2)	Nil Nil	Nil Nil	Nil 150,000 (5)	Nil Nil	Nil Nil	Nil Nil	72,000 182,538
Steven Carter Vice President of Operations	2008 2007	120,000 (3) 30,844 (3)	Nil Nil	Nil $175,000 (4)	Nil 300,000 (5)	Nil Nil	Nil Nil	Nil Nil	120,000 505,844

    Randall Reneau received varying amounts per month for the fiscal years ending July 31, 2007 and 2008 for the provision of various management consulting services provided by Mr. Reneau to us on a monthly basis and from time to time.

    Johnathan Lindsay received varying amounts per month for the fiscal years ending July 31, 2007 and 2008 for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

    Steven Carter received $10,000 per month pursuant to the Carter Professional Services Agreement which is more particularly described below under Employment, Consulting and Services Agreements.

    This amount represents the fair value of shares issued pursuant to a consulting services agreement, estimated using the Black-Scholes pricing model.

    These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes pricing model.

The following table sets forth information as at July 31, 2008 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer-cised Options (#) Exercise-able	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randall Reneau	600,000	Nil	Nil	$ 0.35	07/04/17	N/A	N/A	N/A	N/A
Johnathan Lindsay	300,000	Nil	Nil	$ 0.35	07/04/17	N/A	N/A	N/A	N/A
Steven Carter	600,000	Nil	Nil	$ 0.35	07/04/17	N/A	N/A	N/A	N/A

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended July 31, 2008:

Director Compensation Table
Name	Year	Fees earned or paid in cash	Stock awards(4) ($)	Option awards (4), (5) ($)	Non-equity inventive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation ($)	Total ($)
Leonard Garcia(1)	2008 2007	30,494 48,820	Nil Nil	Nil 300,000	N/A N/A	N/A N/A	N/A N/A	30,494 348,820
Johnathan Lindsay (2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	N/A N/A	N/A N/A	N/A N/A	Nil Nil
Alan Lindsay (3)	2008 2007	21,000 Nil	Nil Nil	Nil 150,000	N/A N/A	N/A N/A	N/A N/A	21,000 150,000
Randall Reneau (2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	N/A N/A	N/A N/A	N/A N/A	Nil Nil

  Leonard Garcia received varying amounts per month for the fiscal years ending July 31, 2007 and 2008 for the provision of land work various management consulting services provided by Mr. Garcia to us on a monthly basis and from time to time.

  The amounts reported for Johnathan Lindsay and Randall Reneau are reported above in the Summary Compensation Table with respect to Named Executive Officers. Our officers who serve as directors do not receive additional compensation for serving as directors.

  Alan Lindsay received varying amounts per month for the fiscal year ending July 31, 2008 for the provision of various management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

  The aggregate number of stock awards and the aggregate number of option awards outstanding as at July 31, 2008 are included in the relevant column to this table.

  These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes pricing model.

Employment, Consulting and Services Agreements

The following summary of certain material terms of the employment, consulting or services agreements we have entered into with certain of our officers or employees is not complete and is qualified in its entirety to the full text of each such agreement, which have been filed with the SEC as described in the list of exhibits to this annual report.

Thomas Consulting Services and Option Agreement

We have entered into a Consulting Services and Option Agreement dated April 1, 2006 with Jim Thomas, our Chief Geologist. Under the agreement, Mr. Thomas has agreed to provide geological consulting services to us including, among other things, assisting in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the geological development and maintenance of our various business interests. In consideration for these consulting services, we have agreed to pay Mr. Thomas a daily fee of $350. In addition, we issued to Mr. Thomas options to acquire an aggregate of 250,000 shares of our common stock at an exercise price of $0.10 per share exercisable until April 1, 2016. We have also agreed to reimburse Mr. Thomas for all reasonable expenses incurred by him in connection with the provision of such consulting services. The initial term of the agreement is 18 months from April 1, 2006 and the agreement renews automatically on a month-to-month basis if not specifically terminated in accordance with the provisions of the agreement. The agreement may be terminated by either party upon providing not less than 30 calendar days' prior written notice to the other party. However, either party may terminate the agreement upon not less than ten calendar days' written notice in the event the other party fails to cure a material breach of any of the provisions of the agreement during such ten day period, the other party is non-compliant in the performance of its duties under the agreement and fails to become complaint within five calendar days of receipt of the notice, or a party commits fraud or serious misconduct in the discharge of its duties.

On October 1, 2007 our Board of Directors authorized and approved the execution of a modified Consulting Services and Option Agreement with Jim Thomas, our Chief Geologist. The modified agreement has an initial term of 18 months expiring on March 31, 2009. Pursuant to the terms and provisions of the Consulting Services and Option Agreement: (i) we shall pay a daily fee of $400 on a as requested basis; (ii) we will issue 200,000 shares of our restricted common stock; and (iii) we agreed to grant an aggregate of not less than 250,000 options to purchase shares of our common stock at $0.10 for a ten year term. The option grant was completed on July 5, 2007.

Combest Consulting Services and Option Agreement

We have entered into a Consulting Services and Option Agreement dated August 1, 2006 with Kyle Combest, one of our geologists. Under the agreement, Mr. Combest has agreed to provide geological consulting services to us including, among other things, assisting in the initiation, coordination, implementation and management of all aspects of any program or project in connection with the geological development and maintenance of our various business interests. In consideration for these consulting services, we have agreed to pay Mr. Combest a daily fee of $400. In addition, we issued to Mr. Combest options to acquire an aggregate of 250,000 shares of our common stock at an exercise price of $0.35 per share exercisable until April 1, 2016. We have also agreed to reimburse Mr. Combest for all reasonable expenses incurred by him in connection with the provision of such consulting services. The initial term of the agreement is 18 months from August 1, 2006 and the agreement renews automatically on a month-to-month basis if not specifically terminated in accordance with the provisions of the agreement. The agreement may be terminated by either party upon providing not less than 30 calendar days' prior written notice to the other party. However, either party may terminate the agreement upon not less than ten calendar days' written notice in the event the other party fails to cure a material breach of any of the provisions of the agreement during such ten day period, the other party is non-compliant in the performance of its duties under the agreement and fails to become complaint within five calendar days of receipt of the notice, or a party commits fraud or serious misconduct in the discharge of its duties.

Carter Professional Services Agreement

On December 20, 2006, our Board of Directors authorized and approved the execution of the "Carter Professional Services Agreement". The term of the agreement is two years expiring on November 30, 2008. Pursuant to the terms and provisions of the Carter Professional Services Agreement: (i) Steven Carter shall provide duties to us commensurate with his current executive position as our Vice President of Operations; (ii) we shall pay to Mr. Carter a monthly fee of $10,000; (iii) we approved the issuance of 500,000 shares of our common stock at a price of $0.001 per share; (iv) we approved the granting of an aggregate of not less than 600,000 options to purchase shares of our common stock at $0.35 for a ten year term; and (v) the Carter Professional Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our Company after the initial term) or 30 days (in the case of Mr. Carter) prior to the effective date of such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 12, 2008 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.
Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class(2)
	Directors and Officers:
Common Stock	Leonard Garcia 10105 Grand Oak Drive Austin, Texas, U.S.A., 78750	1,600,000 (3)	5.5%
Common Stock	Johnathan Lindsay 1917 West 12th Avenue Vancouver, B.C., Canada, V6J 2G1	426,931 (4)	1.5%
Common Stock	Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B.C., Canada, V6Z 2R1	1,061,750 (5)	3.7%
Common Stock	Randall Reneau 9302 Mystic Oak Trail Austin, Texas, U.S.A., 78750	1,600,000 (6)	5.5%
Common Stock	Steven L. Carter 615 Leopard, Suite 540 Corpus Christi, Texas, U.S.A., 78476	1,100,000 (7)	3.8%
Common Stock	All executive officers and directors as a group (5 persons)	5,788,681 (8)	19.9%
	Major Stockholders:
Common Stock	Kepfam Holdings, LLP (9) 424 East Central Blvd., Suite 324 Orlando, Florida, U.S.A., 32801	1,600,000	5.6%
Common Stock	David Pritchard 17 Liniyna Street Kiev, Ukraine, 03038	1,600,000 (10)	5.4%
Common Stock	Steven McCreery 31 Lisbarnett Road, Lisbane, Comder, Newtoundands, Co Down Northern Island, United Kingdom, BT23 GAN	1,638,342 (11)	5.6%

(1) Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.

(2) Based on the 28,610,350 shares of our common stock issued and outstanding as of November 12, 2008.

(3) This figure includes (i) 1,000,000 shares of common stock, and (ii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.35 per share.

(4) This figure includes (i) 100,000 shares of common stock, (ii) 26,931 shares of common stock held of record by Ocean Tower Productions, a company controlled by Johnathan Lindsay, and (iii) stock options to purchase 300,000 shares of our common stock at an exercise price of $0.33 per share.

(5) This figure includes (i) 661,750 shares of common stock, (ii) 100,000 shares of common stock held of record by Alan P. Lindsay's wife, and (iii) stock options to purchase 300,000 shares of our common stock at an exercise price of $0.33 per share.

(6) This figure includes (i) 1,000,000 shares of common stock, and (ii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.35 per share.

(7) This figure includes (i) 500,000 shares of common stock, and (ii) stock options to purchase 600,000 shares of our common stock at an exercise price of $0.35 per share.

(8) This figure includes (i) 3,388,681 shares of common stock and (ii) stock options to purchase 2,400,000 shares of our common stock at an exercise price of $0.35 per share.

(9) To our knowledge, Patrick Kephart exercises dispositive and voting power with respect to these shares.

(10) This figure includes (i) 800,000 shares of common stock and (ii) warrants to purchase 800,000 shares of our common stock at a price of $0.60 per share commencing upon the date of issuance and ending on the day which is six months from the day our shares are listed on any stock exchange or over-the-counter market.

(11) This figure includes (i) 819,171 shares of common stock and (ii) warrants to purchase 819,171 shares of our common stock at a price of $1.00 per share commencing upon the date of issuance and ending on the day which is six months from the day our shares are listed on any stock exchange or over-the-counter market.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has had any material interest, direct or indirect, in any transaction with us during our last fiscal year or in any presently proposed transaction that has or will materially affect us:

1. any of our directors or officers;

2. any person proposed as a nominee for election as a director;

3. any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or

4. any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended July 31, 2008 as follows:

  We recorded production revenues of $645,813 and incurred production costs of $361,252 for the Barge Canal Property, which is operated by a company that is controlled by Steven Carter, our Vice President of Operations;

  We incurred management fees of $340,933 ($97,439 to Randall Reneau, $72,000 to John Lindsay, $120,000 to Steven Carter, $30,494 to Leonard Garcia, and $21,000 to Alan Lindsay) to certain of our officers and directors as described in Item 11 of this annual report, of which $44,500 was payable at year end;

  We issued a $25,000 promissory note bearing interest at 18% per annum, which is due on demand, to a private company controlled by Alan Lindsay, one of our directors;

  We issued a $54,000 promissory note bearing interest at 18% per annum, which is due on demand, to Johnathan Lindsay, our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and one of our directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2008 and 2007. Aggregate fees for professional services rendered to us by our auditor are set forth below:
	Year Ended July 31, 2008	Year Ended July 31, 2007
Audit Fees	$45,000	$36,900
Audit-Related Fees	-	-
Tax Fees	-	8,000
Total	$45,000	$44,900

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation and amendments thereto, dated July 19, 2005, October 18, 2005 and September 5, 2006
3.2 (1)	Bylaws
10.1 (1)	Sale Contract for Oil and Gas Leases between Energy Program Accompany, LLC and Penasco Petroleum, Inc., dated August 24, 2006 (regarding the Holt, McKay and Strahan Leases)
10.2 (1)	Letter Agreement between Penasco Petroleum, Inc. and Tradestar Resources Corporation, dated September 1, 2006
10.3 (1)	Assignment, Bill of Sale and Conveyance between OPEX Energy LLC and Penasco Petroleum, Inc., dated effective August 1, 2006 (regarding the Welder Lease)
10.4 (1)	Participation Agreement between Rockwell Energy, LLC and the Company, dated October 2005 (regarding the Janssen Lease)
10.5 (1)	Oil, Gas and Mineral Lease between Henry J. Janssen Jr. and Penasco Petroleum, Inc., dated July 2006 (regarding the Janssen Lease)
10.6 (1)

Assignment and Bill of Sale between Penasco Petroleum, Inc. and ETG Energy Resources, dated October 2006, and Assignment between ETG Energy Resources and Penasco Petroleum, Inc., dated December 2006 (regarding the Janssen Lease)

10.7 (1)	Ratification Letter between Marmik Oil Company and Penasco Petroleum, Inc., dated October 2007 (regarding Little Mule Creek Project)
10.8 (1)	Assignment between Marmik Oil Company and Penasco Petroleum, Inc., dated November 2007 (regarding Little Mule Creek Project)
10.9 (1)	2007 Stock Incentive Plan
10.10 (1)

Consulting Services and Options Agreement between the Company and Jim Thomas, dated April 2006, and Amended and Restated Consulting Services and Option Agreement between the Company and Jim Thomas, dated November 2007

10.11 (1)	Consulting Services and Options Agreement between the Company and Kyle Combest, dated August 2006
10.12 (1)	Professional Services Retainer Contract between the Company and Steven Carter, dated December 2006
31.1 (2)	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2 (2)	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1 (2)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

  Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.

  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

By: "Randall Reneau"
Randall Reneau
President, Chief Executive Officer, Principal Executive Officer and a director
Date: November 13, 2008

By: "Johnathan Lindsay"
Johnathan Lindsay
Secretary, Treasurer and Chief Financial Officer, Principal Accounting Officer and a director
Date: November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: "Randall Reneau"
Randall Reneau
President, Chief Executive Officer, Principal Executive Officer and a director
Date: November 13, 2008

By: "Johnathan Lindsay"
Johnathan Lindsay
Secretary, Treasurer and Chief Financial Officer, Principal Accounting Officer and a director
Date: November 13, 2008

By: "Alan P. Lindsay"
Alan P. Lindsay
A director
Date: November 13, 2008

By: "Leonard Garcia"
Leonard Garcia
A director
Date: November 13, 2008

__________