Form 10-Q
period 2008-10-31
STRATEGIC AMERICAN OIL CORP
filed 2008-12-17
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended October 31, 2008

or

[  ]          Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _____ to _____

Commission File Number: 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 2015, 600 Leopard Street, Corpus Christi, Texas	78473
(Address of principal executive offices)	(Zip Code)

(361) 884-7474
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,610,350 shares of common stock outstanding as of December 15, 2008.

__________

STRATEGIC AMERICAN OIL CORPORATION

ii

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2008
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2008	July 31, 2008

CURRENT ASSETS
Cash	$ 180,101	$ 67,650
Accounts receivable	11,118	189,514
Other current assets	173,471	41,641

	364,690	298,805

RECLAMATION BONDS (Note 3)	81,192	81,192
EQUIPMENT (Note 4)	39,540	43,037
OIL AND GAS PROPERTIES (Note 5)
Proved properties	817,276	823,706
Unproved properties	423,173	398,222

	$ 1,725,871	$ 1,644,962

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 252,167	$ 339,592
Due to related parties (Note 6)	116,500	123,500

	368,667	463,092
ASSET RETIREMENT OBLIGATIONS (Note 7)	15,365	15,365

	384,032	478,457

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 500,000,000 shares authorized
28,610,350 shares issued and outstanding
(July 31, 2008 - 27,615,685)	28,611	27,616
Additional paid-in capital	6,443,112	5,858,651
Share subscriptions	18,012	68,012
Deficit accumulated during the exploration stage	(5,147,896)	(4,787,774)

	1,341,839	1,166,505

	$ 1,725,871	$ 1,644,962

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	For the Period from May 16, 2003 (inception) to October 31, 2008

OIL AND GAS REVENUES (Note 6)	$135,427	$194,173	$1,909,547

EXPENSES
Consulting fees	171,392	85,835	1,191,218
Consulting fees - stock based (Note 8)	5,556	82,000	965,945
Depreciation and depletion	9,927	14,437	141,091
Direct operating costs (Note 6)	87,160	150,295	1,407,601
General and administrative	60,568	36,238	316,156
Impairment of properties (Note 5)	-	-	233,306
Management fees (Note 6)	90,520	91,676	794,077
Management fees - stock based (Note 8)	-	-	1,200,000
Professional fees	57,402	32,669	516,341
Travel and promotion	13,024	28,870	291,708

	495,549	522,020	7,057,443

NET LOSS FOR THE PERIOD	$(360,122)	$(327,847)	$(5,147,896)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	28,235,658	26,755,902

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional	Share	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Subscriptions	Deficit	Equity

Balance, July 31, 2008	27,615,351	$46,319	$68,619,362	$68,012	$(4,787,774)	$1,166,505

Common stock
Issued for cash at $0.60 per share	994,999	995	596,005	(50,000)	-	547,000

Share issuance costs	-	-	(17,100)	-	-	(17,100)

Stock based compensation	-	-	5,556	-	-	5,556

Net loss for the period	-	-	-	-	(360,122)	(360,122)

Balance, October 31, 2008	28,610,350	$28,611	$6,443,112	$18,012	$(5,147,896)	$1,341,839

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	For the Period From May 16, 2003 (inception) to October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(360,122)	$(327,847)	$(5,147,896)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	9,927	14,437	141,091
Impairment loss on oil and gas properties	-	-	233,306
Stock based compensation	5,556	82,000	2,165,945
Changes in operating assets and liabilities:
Accounts receivable	178,396	22,882	(11,118)
Other current assets	(131,830)	-	(173,471)
Accounts payable and accrued liabilities	(27,425)	(46,772)	312,167

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(325,498)	(255,300)	(2,479,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	469,900	258,000	4,249,897
Advances and repayments to related parties	(7,000)	-	130,393

NET CASH FLOWS FROM FINANCING ACTIVITIES	462,900	258,000	4,380,290

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	(24,951)	(82,060)	(1,574,371)
Purchase of equipment	-	(6,161)	(64,650)
Reclamation bonds	-	(19,317)	(81,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(24,951)	(107,538)	(1,720,213)

INCREASE (DECREASE) IN CASH	112,451	(104,838)	180,101
CASH, BEGINNING	67,650	667,722	-

CASH, ENDING	$180,101	$562,884	$180,101

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
   AND FINANCING ACTIVITIES (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

NOTE 1:             NATURE OF OPERATIONS

Strategic American Oil Corporation (the "Company") was incorporated as Carlin Gold Corporation on April 12, 2005 in Nevada, U.S.A. On July 11, 2005 the Company changed its name to Nevada Gold Corp., on October 18, 2005 the Company changed its name to Gulf States Energy Inc., and on September 5, 2006 the Company changed its name to Strategic American Oil Corporation. The Company is an exploration stage company as it has not generated significant revenues from operations. The Company was formed for the purpose of oil and gas exploration and development. The Company owns 100% of Penasco Petroleum Inc. ("Penasco"), a Nevada corporation incorporated on November 23, 2005.

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At October 31, 2008, the Company had a working capital deficiency of $3,977 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended July 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of its wholly-owned subsidiary, Penasco. All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock, and valuation and impairment losses on oil and gas property acquisitions. Other areas requiring estimates include deferred tax balances, depreciation and depletion, and valuation of stock based compensation. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company, including its subsidiary, is United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Financial Instruments

The fair values of cash and cash equivalents, other current monetary assets, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

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

Equipment

Equipment acquisitions are recorded at cost and are amortized using the straight-line method over estimated useful lives at the following rates:

Computer Equipment	2 years
Furniture and Fixtures	5 years
Production Equipment	5 years
Leasehold Improvements	term of the lease

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2008 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

NOTE 3:             RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $41,192 (July 31, 2008 - $41,192) and Texas $40,000 (July 31, 2008 - $40,000) to cover each State's reclamation requirement for producing operations.

NOTE 4:             EQUIPMENT

Equipment acquisitions consist of the following:

	October 31, 2008	July 31, 2008

Equipment
Computer Equipment	$ 4,632	$ 4,632
Furniture and Fixtures	7,774	7,774
Leasehold Improvements	11,294	11,294
Production Equipment	40,950	40,950

	64,650	64,650
Accumulated Depreciation	(25,110)	(21,613)

	$ 39,540	$ 43,037

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

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

Unproven Reserves

Gobbler's Knob Prospect, Illinois

Through October 31, 2008 the Company has entered into several oil and gas leases in Hamilton County, Illinois. The leases total approximately 214 gross acres pursuant to which the Company has a 100% working interest and 87.5% net revenue interest.

Janssen Lease, Texas

In October 2005 the Company entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy of Texas LLC for $220,000 plus additional payments of $13,800 to negotiate new oil, gas and mineral leases. On December 20, 2006 the Company farmed out 100% of the working interest to ETG Energy Resources, retaining a 3% back in after payout on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. At July 31, 2007 management determined the recoverable value of its interest to be $75,000 and accordingly, costs of $158,800 were written off to impairment in the 2007 fiscal year.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

Koliba Prospect, Texas

Through October 31, 2008 the Company has entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 96% of the minerals with additional leases pending. The property underlying these lease agreements is located near the Barge Canal project and has one shut-in oil/gas well, which is in close proximity to our Barge Canal gas sales line and salt water disposal system.

Little Mule Creek Project, Oklahoma

In October 2007 the Company entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Under the terms of the agreement, the Company's interest is subject to a 25% back in after payout, which would reduce the Company's interest to 3.0%. The prospect consists of nearly 11,550 acres. To October 31, 2008 the Company has paid for a prorate share of land and geology-geophysical costs, charges to exercise additional lease options (prorata share), and a prorata share of drilling costs. All subsequent wells will be drilled 75% of cost to the participants and 25% of costs to Marmik.

Meek B-1 Property

In December 2005 the Company entered into a participation agreement on the Meek B-1 property in Victoria County, Texas in order to earn a 12.5% interest in the property. The Company spent a total of $3,000 in acquisition costs and $71,506 in exploration costs before deciding to abandon its interest due to poor drilling results. At July 31, 2006 the value of this interest was determined to be $Nil, and accordingly, cumulative costs of $74,506 have been written off to impairment.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through October 31, 2008 the Company has entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 2,474 gross acres pursuant to which the Company has a 100% working interest and a 87.5% net revenue interest.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	October 31, 2008	July 31, 2008

Proven Reserves
Barge Canal	$ 595,424	$ 595,424
South Delhi / Big Creek Field	337,833	337,833

	933,257	933,257
Accumulated depletion	(115,981)	(109,551)

	817,276	823,706

Unproven or Unevaluated Reserves
Janssen Lease	233,800	233,800
Little Mule Creek	163,568	144,090
Meek B-1	74,506	74,506
Illinois Prospects	156,622	154,347
Louisiana Prospects	12,672	9,474
Texas Prospects	15,311	15,311

	656,479	631,528
Impairment Loss	(233,306)	(233,306)

	423,173	398,222

	$ 1,240,449	$ 1,221,928

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	October 31, 2008	July 31, 2008

Acquisition Costs
Barge Canal	$ 572,456	$ 572,456
Janssen Lease	233,800	233,800
Little Mule Creek	43,086	43,086
Meek B-1	74,506	74,506
South Delhi / Big Creek Field	290,290	290,290

Illinois Prospects	156,622	154,347
Louisiana Prospects	12,672	9,474
Texas Prospects	15,311	15,311

	1,398,743	1,393,270

Development Costs
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

Exploration Costs
Little Mule Creek	120,482	101,004

Retirement Obligations
Barge Canal	10,722	10,722
South Delhi / Big Creek Field	4,643	4,643

	15,365	15,365

	1,589,736	1,564,785
Accumulated Depletion	(115,981)	(109,551)
Impairment Loss	(233,306)	(233,306)

	$ 1,240,449	$ 1,221,928

NOTE 6:             RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2008, the Company had transactions with certain officers and directors of the Company as follows:

(a)        recorded production revenues of $98,790 (2007 - $102,045) and incurred production costs of $31,193 (2007 - $76,009) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

(b)        incurred $90,520 in management fees (2007 - $91,676) paid to directors and officers during the period, of which $37,500 (July 31, 2008 - $44,500) was payable at October 31, 2008.

Also outstanding at October 31, 2008 are the following promissory notes:

(a)        a $54,000 (July 31, 2008 - $54,000) promissory note bearing interest at 18% per annum which is due on demand to an officer of the Company; and

(b)        a $25,000 (July 31, 2008 - $25,000) promissory note bearing interest at 18% per annum which is due on demand to a company controlled by a director of the Company.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

NOTE 7:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	October 31, 2008	July 31, 2008

Barge Canal
Opening Balance	$ 10,722	$ -
Liabilities Incurred	-	10,722

	10,722	10,722

South Delhi / Big Creek Field
Opening Balance	4,643	-
Liabilities Incurred	-	4,643

	4,643	4,643

	$ 15,365	$ 15,365

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

NOTE 8:             STOCKHOLDERS' EQUITY

Share Capital

The Company's capitalization at October 31, 2008 was 500,000,000 authorized common shares with a par value of $0.001 per share.

2009 Share Transactions

On August 25, 2008 the Company completed a private placement for an aggregate of 183,333 Units as follows:

(a)        100,000 Units of the Company, at a subscription price of $0.60 per Unit, with each such Unit being comprised of one common share of common stock of the Company and one-half of one common stock share purchase warrant of the Company, with each such whole warrant being exercisable for one additional common share of the Company at an exercise price of $1.00 per warrant share for a period of three years from the date that the Company's common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 12, 2008; and

(b)        83,333 Units of the Company, at a subscription price of $0.60 per Unit, with each such Unit being comprised of one common share and one common share purchase warrant, with each such warrant being exercisable for one additional common share of the Company at an exercise price of $1.00 per warrant share for a period of one year from the date that the Company's common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 12, 2008.

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

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

Share Purchase Warrants

A summary of the Company's common share purchase warrants as at October 31, 2008 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance, July 31, 2007	6,392,759	$ 0.81	1.79
Issued	724,666	1.00	1.33

Balance, July 31, 2008	7,117,425	0.83	0.79
Issued	944,999	1.00	1.10

Balance, October 31, 2008	8,062,424	$ 0.85	0.35

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

A summary of the Company's stock options as at October 31, 2008 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance, July 31, 2007	3,800,000	$ 0.33	9.93
Issued	-	-	-

Balance, July 31, 2008	3,800,000	0.33	8.83
Issued	-	-	-

Balance, October 31, 2008	3,800,000	$ 0.33	8.67

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 (Unaudited)

A summary of the status of the Company's unvested options as of October 31, 2008 and changes during the three months ended October 31, 2008 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested, July 31, 2007	66,666	$ 0.50
Vested	(33,333)	0.50

Unvested, July 31, 2008	33,333	0.50
Vested	-	-

Unvested, October 31, 2008	33,333	$ 0.50

NOTE 9:             COMMITMENTS

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

The Company has entered into various employment and consulting agreements with both fixed compensation arrangements and established fees paid on a daily basis as needed. The only agreement outstanding at October 31, 2008 with fixed compensation calls for a monthly management fee of $10,000. This agreement expired November 30, 2008.

NOTE 10          SUPPLEMENTAL CASH FLOW INFORMATION AND
                           NONCASH INVESTING AND FINANCING ACTIVITIES

On October 1, 2007, the Company issued 200,000 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.41 per share or $82,000 as a stock-based consulting expense.

Three Months Ended
	October 31, 2008	October 31, 2007

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended October 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

OVERVIEW

As used in this Quarterly Report: (i) the terms "we", "us", "our", "Strategic", "Penasco" and the "Company" mean Strategic American Oil Corporation and its wholly owned subsidiary, Penasco Petroleum Inc., unless the context otherwise requires; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2008 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2008.

General

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

Our Business Operations

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

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this Quarterly Report:

	Gross Acres	Net Acres (*)

Developed Acreage
Illinois	-	-
Louisiana	255.90	191.93
Oklahoma	-	-
Texas	219.00	77.04

Undeveloped Acreage
Illinois	2,473.61	2,473.61
Louisiana	-	-
Oklahoma	11,550	462.00
Texas	79.00	75.71

	14,577,51	3,280.29

(*)     Certain of our interests in oil and natural gas properties are less than 100%. Accordingly, we have presented the acreage of our mineral properties on a net acre basis.

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

	Oil		Natural Gas
	Gross	Net	Gross	Net

Louisiana	5	3.75	-	-
Texas	2	2.00	1	0.03

	7	5.75	1	0.03

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through October 31, 2008. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Period from Inception to October 31, 2008

Production Data
Oil (MBbls)	1.1	2.2	20.3
Natural Gas (MMcf)	2.1	3.1	32.7

Total (MMcfe)	8.5	16.4	154.2

Average Prices
Oil (per Bbl)	$ 109.63	$ 77.88	$ 83.25
Natural Gas (per Mcf)	$ 8.52	$ 5.23	$ 6.80

Total (per Mcfe)	$ 15.87	$ 11.53	$ 12.37

Average Costs (per Mcfe)
Lease Operating Expenses(*)	$ 9.05	$ 8.75	$ 8.17
Production Tax Expense	$ 1.17	$ 0.43	$ 0.46

(*)     Transportation and administrative expenditures are included in lease operating expenses.

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

Drilling Activity

As of the date of this Quarterly Report, we have participated in one (1) drilling venture with Brayton Operating Company based in Corpus Christi, Texas. A 12.5% working interested was purchased in a middle-lower Frio test (Meeks No. B-1), Victoria County, Texas. The prospect was based on 3-D seismic data and adjacent well information. The well was drilled, logged and plugged as indicated gas sands were deemed uneconomic. We have completed five (5) workovers of producing or previously producing wells on our leases in the Delhi South and Big Creek fields in Richland and Franklin Parishes, Louisiana. We also participated in the side-track re-entry on the Janssen No. A-1 in Karnes County, Texas. All producing wells in Louisiana are operated for us by Tradestar Energy, Inc. ("Tradestar") based in Hot Springs, Arizona. The Welder (Barge Canal) wells are operated for us by Carter E&P, LLC, based in Corpus Christi, Texas. The Janssen lease (Karnes Co., Texas) is operated by PROEX Energy Management Company ("Proex") based in Houston, Texas. We pay a monthly management fee to the operating companies for their services.

As of the date of this Quarterly Report, we are also currently drilling one horizontal well in the Little Mule Creek prospect (R&R Cattle No. 1-19) in Section 19, T29N, R12W, Alfalfa County, Oklahoma.

Our Properties

Barge Canal, Texas

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

As of the date of this Quarterly Report, two wells are producing gas and oil from the property. The wells are operated using a gas lift system. A third well is utilized for salt water disposal. The wells have additional proven non-producing zones behind pipe. We intend to develop the proved developed non-producing (PDNP) zones as current producing horizons deplete.

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

As of the date of this Quarterly Report, we are producing oil from the Holt No.'s 10 and 22 wells. The Holt No. 4 and 24 wells are off-line pending workover or offset drilling. The Holt No. 15 well is utilized as a salt water disposal well.

The Strahan Lease

Pursuant to the EPA Purchase Agreement, we acquired a 100% working interest and an 81.25% net revenue interest in approximately 40 acres in Richland Parish, Louisiana (the "Strahan Lease").

As of the date of this Quarterly Report, we are producing oil from the Strahan No. 1 well.

The McKay Lease

Pursuant to the EPA Purchase Agreement, we acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease"). On the McKay lease, we re-worked the well but did not improve production. For this reason, in November 2008, we assigned our interest in the McKay lease to a third party in consideration for our release from remaining plugging liabilities (estimated at $10,000 to $15,000).

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

Koliba Lease, Texas

Through the date of this Quarterly Report, we have entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. To date, we have leased over 96% of the minerals with additional leases pending. The property underlying these lease agreements is located near our Welder lease and has one shut-in oil/gas well. The well has proven oil and gas zones behind pipe that previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. We will drill one well as an offset to the former Koliba No. 1 well, and will retain a carried 25% interest to casing point.

Little Mule Creek Project, Oklahoma

In October 2007, we entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Our interest is subject to a 25% back in after payout, which would reduce our interest to 3.0%. The prospect consists of nearly 11,550 acres. An initial horizontal well was spudded in around January 9, 2008 and is at 3,720 feet through the date of this Quarterly Report. The well is planned to be drilled vertically to 4,950 feet and then drilled horizontally approximately 1,867 feet to a total vertical depth of approximately 5350 feet. The main target zone is the Maquoketa dolomitic shale. The Maquoketa zone produces from a number of vertical wells in the lease area, but this will be the first horizontal drilling in the field. There are approximately 160 drilling locations within the current leased area. In addition to the Maquoketa zone, three other potentially productive zones are present in the prospect area: Tonkawa Sands at 4,500 feet, Mississippian Chat at 4,900 feet and Misner Sand at 5,000 feet. To date, we have paid $43,086 for our prorate share of land and geology-geophysical costs, $2,824 for exercising (prorate share) additional lease options, and $45,460 for drilling costs. AFE (Authority for Expenditure) for the drilling and completion of the first well is estimated at $1,341,200, of which we will pay 4% ($53,648). Marmik and Pulliam Oil & Gas, Inc. ("Pulliam) will back in after payout (BIAPO) for 25% on the initial well. All subsequent wells will be drilled 75% of cost to the participants and 25% of costs to Marmik. Savoy Energy, L.P. will be the operator.

Gobbler's Knob Prospect, Illinois

Through October 31, 2008 we had entered into several oil and gas leases in Hamilton County, Illinois. The leases totaled approximately 214 gross acres pursuant to which we had a 100% working interest and 87.5% net revenue interest. We have decided to focus our time and resources in Illinois on our Jefferson County interests (described under the next subheading). For this reason, on December 15, 2008, we assigned our interest in these Hamilton County leases to a third party, in exchange for a 5.5% net overriding royalty interest and a 10% back in after payment interest in any wells drilled or recompleted. In addition, the assignee has agreed to rework one of the wells on the property and to drill additional wells.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through October 31, 2008 we have entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 2,474 gross acres pursuant to which we have a 100% working interest and a 87.5% net revenue interest.

Recent Activities

Much of the developed leasehold in Louisiana is adjacent to offset production. A number of offset in-field drilling locations are indicated. Additionally, Denbury Resources, Inc. (NYSE: DNR) has acquired a substantial acreage position in the Delhi-Holt-Bryant Unit in the immediate area of our holdings. Denbury has begun work to institute a tertiary carbon dioxide flood and are shooting 3-D seismic in the immediate area of our leases. We are currently negotiating to purchase a 220 acre lease containing five wells and one salt water disposal well in the area of our Strahan Lease (Richland Parish, Louisiana). Additionally, we are negotiating on approximately 160 acres of leases adjacent to our Holt lease in Franklin Parish, Louisiana.

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

We continue to review and evaluate submittals on properties in Louisiana, Texas, Illinois and other areas of the continental United States.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007

OIL AND GAS REVENUES	$ 135,427	$ 194,173

EXPENSES
Consulting Fees	171,392	85,835
Consulting Fees - Stock Based	5,556	82,000
Depreciation and Depletion	9,927	14,437
Direct Operating Costs	87,160	150,295
General and Administrative	60,568	36,238
Management Fees	90,520	91,676
Professional Fees	57,402	32,669
Travel and Promotion	13,024	28,870

	495,549	522,020

NET LOSS FOR THE PERIOD	$ (360,122)	$ (327,847)

We are an exploration stage company. We recorded a net loss of $360,122 during the three months ended October 31, 2008, compared to $327,847 for the three months ended October 31, 2007.

Revenue

Revenue from oil and gas properties was $135,427 for the three months ended October 31, 2008, compared to $194,173 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $98,790 for the three months ended October 31, 2008, as compared to $102,045 for the three months ended October 31, 2007. Although average sale prices for oil and natural gas (per Mcfe) remained 38% higher in the current period, average production decreased by 34% from the prior period. The decrease in production resulted primarily from flooding and delays related to an above average hurricane season. A significant percentage of sales in the current period occurred in August, prior to any flooding or weather delays. The market price of oil and gas continued to decline throughout the current period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $31,255 for the three months ended October 31, 2008, as compared to $89,140 for the three months ended October 31, 2007. As with Barge Canal, average sale prices for oil and natural gas (per Mcfe) remained 38% higher in the current period. Average production for the three months ended October 31, 2008 decreased by 74% from the prior period. The decrease in production resulted from flooding and delays related to an above average hurricane season, as well as planned downtime for ongoing maintenance. The market price of oil and gas continued to decline throughout the current period.

  Janssen Lease: Revenue from the Janssen Lease project was $5,164 for the three months ended October 31, 2008, as compared to $2,988 for the three months ended October 31, 2007.

Operating Expenses

Operating expenses incurred during the three months year ended October 31, 2008 were $495,549, compared to $522,020 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $171,392 during the three months ended October 31, 2008 from $85,835 during the same period ended October 31, 2007 due primarily to increased corporate development and reliance on third party service providers as we expand our operations.

  Consulting fees - stock based decreased to $5,556 during the three months ended October 31, 2008 from $82,000 during the same period ended October 31, 2007. The current period expense consists of the fair value of option grants earned during the period, whereas the prior period consisted of the fair value of option grants earned during the period in addition to the fair value of stock grants issued to consultants.

  Depreciation and depletion decreased to $9,927 during the three months ended October 31, 2008 from $14,437 during the same period ended October 31, 2007. The decrease resulted primarily from reduced depletion of capitalized oil and natural gas properties which is based on production.

  Direct operating costs were $87,160 during the three months ended October 31, 2008, compared to $150,295 during the same period ended October 31, 2008. Significant developments or changes in direct operating costs per project are outlined as follows:

i.     Barge Canal: Direct operating costs of $31,193 during the three months ended October 31, 2008 represented approximately 32% of gross production sales for Barge Canal during the period. Direct operating costs of $76,009 during the three months ended October 31, 2007 represented approximately 74% of gross production sales for Barge Canal during the period. Prior period operating costs were higher than the current period due to lower production levels in the current year and additional prior period maintenance charges.

ii.    South Delhi/Big Creek Field: Direct operating costs of $54,744 for the three months ended October 31, 2008 represented approximately 175% of gross production sales for this project during the period. Direct operating costs of $73,609 for the three months ended October 31, 2007 represented approximately 83% of gross production sales for this project during the period. Operating costs in the current period were reduced due to lower production levels than the prior period, but included planned and weather related maintenance charges which increased the total as a percentage of gross production sales.

iii.   Janssen Lease: Direct operating costs of $1,223 for the three months ended October 31, 2008 represented approximately 24% of gross production sales for this project during the period. Direct operating costs of $677 for the three months ended October 31, 2007 represented approximately 23% of gross production sales for this project during the period. The increase in operating costs resulted primarily from increased production and sales from the prior period.

  General and administrative costs increased to $60,568 during the three months ended October 31, 2008 from $36,238 during the same period ended October 31, 2007 due to fees and service costs related to the listing process.

  Management fees decreased to $90,520 during the three months ended October 31, 2008 from $91,676 during the same period ended October 31, 2007. Some executive services varies from month to month based on activities and requirements of our company.

  Professional fees increased to $57,402 during the three months ended October 31, 2008 from $32,669 during the same period ended October 31, 2007 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the listing process and growth in our operations.

  Travel and promotion decreased to $13,024 during the three months ended October 31, 2008 from $28,870 during the same period ended October 31, 2007. Market conditions during the current period did not support extensive travel related to future financing activities.

Our net loss during the three months ended October 31, 2008 was $360,122 or ($0.01) per share compared to a net loss of $327,847 or ($0.01) per share during the same period ended October 31, 2007. The weighted average number of shares outstanding was 28,235,658 for the three months ended October 31, 2008 compared to 26,755,902 for the same period ended October 31, 2007.

Transactions with Officers and Directors

Of the $495,549 incurred as operating expenses during the three months ended October 31, 2008 an aggregate of $90,520 was incurred payable to certain officers and directors and recorded as management fees. At October 31, 2008 a balance of $79,000 is due to directors and officers which bears interest at 18% per annum and is due on demand. Additionally, management fees of $44,500 are outstanding at October 31, 2008 with no specified terms of repayment.

LIQUIDITY AND CAPITAL RESOURCES

	October 31, 2008	October 31, 2007

Cash and Cash Equivalents	$ 180,101	$ 562,884
Working Capital (Deficit)	(3,977)	571,659
Total Assets	1,725,871	1,910,512
Total Liabilities	384,032	65,442
Shareholders' Equity	1,341,839	1,845,070

At October 31, 2008 we had $180,101 in cash and a working capital deficit of $3,977. We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $112,451 during the three months ended October 31, 2008 compared to a decrease of $104,838 in net cash during the same period ended October 31, 2007. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2008 was $325,498 compared to $255,300 during the same period ending October 31, 2007. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2008 was $462,900 compared to $258,000 during the same period ending October 31, 2007. During the current period, we received net proceeds of $469,900 primarily from private placement subscriptions.

Investing Activities

Net cash used in investing activities during the three months ended October 31, 2008 was $24,951 compared to $107,538 in the same period ending October 31, 2007. Significant investing expenditures during the prior period included the Little Mule Creek acquisition.

Stock Options and Warrants

As at October 31, 2008 we had 3,800,000 stock options and 8,062,424 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.33 per share and the outstanding warrants have a weighted average exercise price of $0.85 per share. Accordingly, as at October 31, 2008 the outstanding options and warrants represented a total of 11,862,424 shares issuable for proceeds of approximately $8,107,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

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

In connection with the Little Mule Creek Project, we have purchased a 4% working interest in a horizontal well to be drilled to test a Maquoketa dolomitic (fractured) shale prospect in Alfalfa and Woods Counties, Oklahoma. As there are 160 drilling locations on the 11,000 acre leasehold, participation in additional drilling on this prospect is anticipated. The initial well commenced drilling on or around January 9, 2008 and is at 3,720 feet as of the date of this report. Total costs for drilled and completed well (including lease and geology/geophyics) for our 4% working interest will be approximately $100,000.

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

At October 31, 2008, we had $180,101 of cash on hand and a working capital deficit of $3,977. As such, our working capital at October 31, 2008 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional financing of approximately $2,600,000. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil increased from approximately $30 per barrel in 2003 to over $100 per barrel in the summer of 2008 but has decreased to approximately $50 per barrel as of early December 2008. If the price of oil continues to drop, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at October 31, 2008 we had accumulated losses of $5,147,896 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

See Note 2 of the interim consolidated financial statements for our three months ended October 31, 2008 for a summary of significant accounting policies.

Item 3.       Quantitive and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

On June 6, 2008, Glasscell Morris and Margie L. Morris (the "Petitioners") filed a petition with the Fifth District Court, Parish of Franklin, Louisiana, naming the following as defendants: Penasco Petroleum, Inc. (which is a wholly owned subsidiary of Strategic American Oil Corporation), Tradestar Energy, Inc. and the Unopened Succession of Walter Leon Girod. The Petitioners allege: (i) that Mr. Girod was the owner of a 40-acre tract (the "Property") located in Franklin Parish, Louisiana; (ii) that an oil well (serial number 141591, which is referred to elsewhere in this report as Holt No. 22) was completed on the Property in 1973; (iii) that the Petitioners purchased the Property from Mr. Girod in 1988 but Mr. Girod reserved to himself all of the oil, gas and other minerals located in, under or on the Property; (iv) that the well produced no oil or gas from October 1992 through October 2002; (v) that no revenues were distributed to Mr. Girod or to the Petitioners since 1992; (vi) that Mr. Girod, who never married and had no children, died in 2000 but no succession has been opened; and (vii) that with Petitioners' permission, Penasco and Tradestar began production of the well on the Property on or about January 1, 2007. The Petitioners are seeking a declaration that they are the owners of the mineral rights of the Property, that they should be paid royalties (and interest thereon) with respect to any oil, gas or minerals generated by the well from January 1, 2007 until the date of judgment, and that they should be paid any such future royalties from the date of judgment forward. Penasco's participation in the Holt No. 22 well will not be affected regardless of whether the Petitioners are or are not named as successors to Mr. Girod's royalty interests.

As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.     Risk Factors

Except for the risk factor outlined below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008 which was filed with the SEC on November 13, 2008.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, has, among other things, impeded access to capital or increased the cost of capital, which had had an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions have, among other things, made it more difficult for us to obtain, and have increased our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:
Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION
/s/ "Randall Reneau"
Randall Reneau President, Chief Executive Officer, Principal Executive Officer and a director Date: December 16, 2008

/s/ "Johnathan Lindsay"
Johnathan Lindsay Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: December 16, 2008