Form 10-Q
period 2009-01-31
STRATEGIC AMERICAN OIL CORP
filed 2009-03-18
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended January 31, 2009

or

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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,610,350 shares of common stock outstanding as of March 17, 2009.

__________

STRATEGIC AMERICAN OIL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2009
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	July 31, 2008

	(Unaudited)

CURRENT ASSETS
Cash	$ 18,252	$ 67,650
Accounts receivable	11,235	189,514
Other current assets	120,000	41,641

	149,487	298,805

RECLAMATION BONDS (Note 3)	81,192	81,192
EQUIPMENT (Note 4)	36,122	43,037
OIL AND GAS PROPERTIES (Note 5)
Proved properties	803,384	823,706
Unproved properties	498,969	398,222

	$ 1,569,154	$ 1,644,962

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 325,369	$ 339,592
Due to related parties (Note 6)	130,777	123,500

	456,146	463,092
ASSET RETIREMENT OBLIGATIONS (Note 7)	15,365	15,365

	471,511	478,457

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Common stock $0.001 par value: 500,000,000 shares authorized
28,610,350 shares issued and outstanding
(July 31, 2008 - 27,615,685)	28,611	27,616
Additional paid-in capital	6,448,667	5,858,651
Share subscriptions	18,012	68,012
Deficit accumulated during the exploration stage	(5,397,647)	(4,787,774)

	1,097,643	1,166,505

	$ 1,569,154	$ 1,644,962

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	For the Period from May 16, 2003 (inception) to January 31, 2009

OIL AND GAS REVENUES (Note 6)	$127,769	$226,497	$263,196	$420,670	$2,037,316

EXPENSES
Consulting fees	73,052	151,204	244,444	237,039	1,264,270
Consulting fees - stock based (Note 8)	5,555	-	11,111	82,000	971,500
Depreciation and depletion	17,310	12,323	27,237	26,760	158,401
Direct operating costs (Note 6)	103,632	248,631	190,792	398,926	1,511,233
General and administrative	32,410	36,030	92,978	72,268	348,566
Impairment of properties (Note 5)	3,700	-	3,700	-	237,006
Interest and financing charges (Note 6)	9,757	-	9,757	-	9,757
Management fees (Note 6)	81,224	78,982	171,744	170,658	875,301
Management fees - stock based (Note 8)	-	-	-	-	1,200,000
Professional fees	50,617	88,025	108,019	120,694	566,958
Travel and promotion	263	31,070	13,287	59,940	291,971

	377,520	646,265	873,069	1,168,285	7,434,963

NET LOSS FOR THE PERIOD	$(249,751)	$(419,768)	$(609,873)	$(747,615)	$(5,397,647)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	28,610,350	27,615,351	28,423,004	27,185,627

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional	Share	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Subscriptions	Deficit	Equity

Balance, July 31, 2008	27,615,351	$27,616	$5,858,651	$68,012	$(4,787,774)	$1,166,505

Common stock
Issued for cash at $0.60 per share	994,999	995	596,005	(50,000)	-	547,000

Share issuance costs	-	-	(17,100)	-	-	(17,100)

Stock based compensation	-	-	11,111	-	-	11,111

Net loss for the period	-	-	-	-	(609,873)	(609,873)

Balance, January 31, 2009	28,610,350	$28,611	$6,448,667	$18,012	$(5,397,647)	$1,097,643

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	For the Period From May 16, 2003 (inception) to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(609,873)	$(747,615)	$(5,397,647)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	27,237	26,760	158,401
Impairment loss on oil and gas properties	3,700	-	237,006
Stock based compensation	11,111	82,000	2,171,500
Changes in operating assets and liabilities:
Accounts receivable	178,279	30,343	(11,235)
Other current assets	(78,359)	(12,900)	(120,000)
Accounts payable and accrued liabilities	45,777	104,816	385,369

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(422,128)	(516,596)	(2,576,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	469,900	395,800	4,249,897
Advances and repayments to related parties	7,277	-	144,670

NET CASH FLOWS FROM FINANCING ACTIVITIES	477,177	395,800	4,394,567

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	(104,447)	(174,976)	(1,653,867)
Purchase of equipment	-	(7,002)	(64,650)
Reclamation bonds	-	(19,317)	(81,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(104,447)	(201,295)	(1,799,709)

INCREASE (DECREASE) IN CASH	(49,398)	(322,091)	18,252
CASH, BEGINNING	67,650	667,722	-

CASH, ENDING	$ 18,252	$ 345,631	$ 18,252

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
   AND FINANCING ACTIVITIES (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 (Unaudited)

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At January 31, 2009, the Company had a working capital deficiency of $306,659 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended July 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

Equipment

Equipment acquisitions are recorded at cost and are amortized using the straight-line method over estimated useful lives at the following rates:

Computer Equipment Furniture and Fixtures Production Equipment	2 years 5 years 5 years
Leasehold Improvements	term of the lease

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

NOTE 2:              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, cont.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at January 31, 2009 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

NOTE 4:              EQUIPMENT

Equipment acquisitions consist of the following:

	January 31, 2009	July 31, 2008

Equipment
Computer Equipment	$ 4,632	$ 4,632
Furniture and Fixtures	7,774	7,774
Leasehold Improvements	11,294	11,294
Production Equipment	40,950	40,950

	64,650	64,650
Accumulated Depreciation	(28,528)	(21,613)

	$ 36,122	$ 43,037

NOTE 5:              OIL AND GAS PROPERTIES

Proven Reserves

Barge Canal, Texas

On November 16, 2006 the Company completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, the Company paid $500,000 plus a finder's fee of $50,000 for a 100% working interest (90% after payout) and a 72.5% net revenue interest (62.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas. At the time of the acquisition, the two wells on the Welder lease were producing assets.

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

The McKay Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease"). On November 1, 2008 the Company assigned 100% of its interest in and to the McKay No. 1 well bore and leasehold. Pursuant to the Assignment Agreement, the Company retained ownership to all surface equipment, which was subsequently moved to the Company's Holt Lease in Franklin Parish. Additionally, all plugging liabilities were transferred to the purchaser and the Company retained no ORRI or working interest in the McKay No. 1 well.

NOTE 5:              OIL AND GAS PROPERTIES, cont.

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

Unproven Reserves

Gobbler's Knob Prospect, Illinois

Through December 15, 2008 the Company had entered into several oil and gas leases in Hamilton County, Illinois. The leases total approximately 214 gross acres pursuant to which the Company has a 100% working interest and 87.5% net revenue interest. On December 15, 2008 the Company assigned all 214 gross acres of the Gobbler's Knob prospect. Pursuant to the Assignment Agreement, the Company retained a 7.5% ORRI and 10% back in after payout on any reworked drilled wells, and the purchaser must re-work or drill one well each 12 months to hold the acreage. Accordingly, acquisition costs of $3,700 were written off to impairment during the period.

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

Koliba Prospect, Texas

Through January 31, 2009 the Company has entered into to several lease agreements with certain mineral owners of a 79 acre tract, and purchased an assignment of leases on an adjoining 64 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 95% of the minerals with additional leases pending. The property underlying these lease agreements is located near the Barge Canal project and has one shut-in oil/gas well, which is in close proximity to our Barge Canal gas sales line and salt water disposal system.

Little Mule Creek Project, Oklahoma

In October 2007 the Company entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Under the terms of the agreement, the Company's interest is subject to a 25% back in after payout, which would reduce the Company's interest to 3.0%. The prospect consists of nearly 11,550 acres. To January 31, 2009 the Company has paid for a prorate share of land and geology-geophysical costs, charges to exercise additional lease options (prorata share), and a prorata share of drilling costs. The initial well (RRCC#1-19), was drilled and tested and deemed to be uneconomic for commercial oil and gas production, and will be plugged in second quarter 2009. Accordingly, acquisition and development costs of $163,773 were deemed to be impaired during the period and added to the full cost pool, which is amortized on a unit-of-production basis.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through January 31, 2009 the Company has entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 2,560 gross acres pursuant to which the Company has a 100% working interest and a 87.5% net revenue interest.

NOTE 5:              OIL AND GAS PROPERTIES, cont.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	January 31, 2009	July 31, 2008

Proven Reserves
Barge Canal	$ 595,424	$ 595,424
South Delhi / Big Creek Field	337,833	337,833

	933,257	933,257
Accumulated depletion	(129,873)	(109,551)

	803,384	823,706

Unproven or Unevaluated Reserves
Janssen Lease	233,800	233,800
Little Mule Creek	163,773	144,090
Meek B-1	74,506	74,506

Illinois Prospects	162,429	154,347
Louisiana Prospects	16,156	9,474
Texas Prospects	85,311	15,311

	735,975	631,528
Impairment Loss	(237,006)	(233,306)

	498,969	398,222

	$ 1,302,353	$ 1,221,928

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	January 31, 2009	July 31, 2008

Acquisition Costs
Barge Canal	$ 572,456	$ 572,456
Janssen Lease	233,800	233,800
Little Mule Creek	43,086	43,086
Meek B-1	74,506	74,506
South Delhi / Big Creek Field	290,290	290,290

Illinois Prospects	162,429	154,347
Louisiana Prospects	16,156	9,474
Texas Prospects	85,311	15,311

	1,478,034	1,393,270

Development Costs
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

Exploration Costs
Little Mule Creek	120,687	101,004

Retirement Obligations
Barge Canal	10,722	10,722
South Delhi / Big Creek Field	4,643	4,643

	15,365	15,365

	1,669,232	1,564,785
Accumulated Depletion	(129,873)	(109,551)
Impairment Loss	(237,006)	(233,306)

	$ 1,302,353	$ 1,221,928

NOTE 6:              RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2009 the Company had transactions with certain officers and directors of the Company as follows:

(a)        recorded production revenues of $186,005 (2008 - $222,367) and incurred production costs of $74,120 (2008 - $238,236) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

(b)        incurred $171,744 in management fees (2008 - $170,658) paid to directors and officers during the period, of which $71,777 (July 31, 2008 - $44,500) was payable at January 31, 2009.

Also outstanding at January 31, 2009 are the following promissory notes:

(a)        a $34,000 (July 31, 2008 - $54,000) promissory note bearing interest at 18% per annum which is due on demand to an officer of the Company; and

(b)        a $25,000 (July 31, 2008 - $25,000) promissory note bearing interest at 18% per annum which is due on demand to a company controlled by a director of the Company.

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

NOTE 7:              ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	January 31, 2009	July 31, 2008

Barge Canal
Opening Balance	$ 10,722	$ -
Liabilities Incurred	-	10,722

	10,722	10,722

South Delhi / Big Creek Field
Opening Balance	4,643	-
Liabilities Incurred	-	4,643

	4,643	4,643

	$ 15,365	$ 15,365

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

NOTE 8:              STOCKHOLDERS' EQUITY

Share Capital

The Company's capitalization at January 31, 2009 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

Share Purchase Warrants

A summary of the Company's common share purchase warrants as at January 31, 2009 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance, July 31, 2007	6,392,759	$ 0.81	1.79
Issued	724,666	1.00	1.33

Balance, July 31, 2008	7,117,425	0.83	0.79
Issued	944,999	1.00	1.10
Cancelled or Expired	(6,565,384)	(0.86)	n/a

Balance, January 31, 2009	1,497,040	$ 0.79	0.78

NOTE 8:              STOCKHOLDERS' EQUITY, cont.

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

A summary of the Company's stock options as at January 31, 2009 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance, July 31, 2007	3,800,000	$ 0.33	9.93
Issued	-	-	-

Balance, July 31, 2008	3,800,000	0.33	8.83
Issued	-	-	-

Balance, January 31, 2009	3,800,000	$ 0.33	8.67

A summary of the status of the Company's unvested options as of January 31, 2009 and changes during the six months ended January 31, 2009 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested, July 31, 2007	66,666	$ 0.50
Vested	(33,333)	0.50

Unvested, July 31, 2008	33,333	0.50
Vested	(33,333)	0.50

Unvested, January 31, 2009	-	$ -

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

The Company has entered into various employment and consulting agreements with both fixed compensation arrangements and established fees paid on a daily basis as needed. There are no outstanding agreements at January 31, 2009 with fixed compensation arrangements.

NOTE 10           SUPPLEMENTAL CASH FLOW INFORMATION AND
                            NONCASH INVESTING AND FINANCING ACTIVITIES

On October 1, 2007, the Company issued 200,000 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.41 per share or $82,000 as a stock-based consulting expense.

Six Months Ended
	January 31, 2009	January 31, 2008

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended January 31, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2009 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Our Business Operations

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 395 gross (209 net) developed acres and approximately 14,253 gross (3,162 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 176 gross (132 net) developed acres in Louisiana, 219 gross (77 net) developed acres in Texas, 2,560 gross (2,560 net) undeveloped acres in Illinois, 11,550 gross (462 net) undeveloped acres in Oklahoma, and 143 gross (140 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 14,648 gross acres (3,371 net).

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this Quarterly Report:

	Gross Acres	Net Acres (*)

Developed Acreage
Illinois	-	-
Louisiana	175.90	131.93
Oklahoma	-	-
Texas	219.00	77.04

Undeveloped Acreage
Illinois	2,560.33	2,560.33
Louisiana	-	-
Oklahoma	11,550.00	462.00
Texas	143.00	139.71

	14,648.23	3,371.01

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

	Oil		Natural Gas
	Gross	Net	Gross	Net

Louisiana	3	2.25	-	-
Texas	2	2.00	1	0.03

	5	4.75	1	0.03

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through January 31, 2009. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008	Period from Inception to January 31, 2009

Production Data
Oil (MBbls)	2.6	4.6	21.4
Natural Gas (MMcf)	6.0	5.3	36.7

Total (MMcfe)	22.1	32.6	164.5

Average Prices
Oil (per Bbl)	$ 80.16	$ 85.14	$ 83.64
Natural Gas (per Mcf)	$ 6.94	$ 5.65	$ 6.73

Total (per Mcfe)	$ 11.61	$ 12.81	$ 12.33

Average Costs (per Mcfe)
Lease Operating Expenses(*)	$ 7.89	$ 11.70	$ 7.66
Production Tax Expense	$ 0.75	$ 0.53	$ 0.43

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

As of the date of this Quarterly Report, we have also drilled one horizontal well in the Little Mule Creek prospect (R&R Cattle No. 1-19) in Section 19, T29N, R12W, Alfalfa County, Oklahoma.

Our Properties

Barge Canal, Texas

On November 16, 2006 we completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, we acquired a 100% working interest (90% after payout) and a 72.5% net revenue interest (62.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas. At the time of the acquisition, the two wells on the Welder lease were producing assets.

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

The McKay Lease

Pursuant to the EPA Purchase Agreement, we acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease"). On the McKay lease, we re-worked the well but did not improve production. On November 1, 2008 we assigned 100% of our interest in and to the McKay No. 1 well bore and leasehold. Pursuant to the Assignment Agreement, we retained ownership to all surface equipment, which was subsequently moved to our Holt Lease in Franklin Parish. Additionally, all plugging liabilities were transferred to the purchaser and we retained no ORRI or working interest in the McKay No. 1 well.

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

Koliba Lease, Texas

Through the date of this Quarterly Report, we have entered into to several lease agreements with certain mineral owners of a 79 acre tract, and purchased an assignment of leases on an adjoining 64 (the "Koliba Lease") in Victoria County, Texas. To date, we have leased over 95% of the minerals with additional leases pending. The property underlying these lease agreements is located near our Welder lease and has one shut-in oil/gas well. The well has proven oil and gas zones behind pipe that previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. We will drill one well as an offset to the former Koliba No. 1 well, and will retain a carried 25% interest to casing point.

Little Mule Creek Project, Oklahoma

In October 2007, we entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Our interest is subject to a 25% back in after payout, which would reduce our interest to 3.0%. The prospect consists of nearly 11,550 acres. An initial horizontal well was spudded in around January 9, 2008 and is at 3,720 feet through the date of this Quarterly Report. The well is planned to be drilled vertically to 4,950 feet and then drilled horizontally approximately 1,867 feet to a total vertical depth of approximately 5350 feet. The main target zone is the Maquoketa dolomitic shale. The Maquoketa zone produces from a number of vertical wells in the lease area, but this will be the first horizontal drilling in the field. There are approximately 160 drilling locations within the current leased area. In addition to the Maquoketa zone, three other potentially productive zones are present in the prospect area: Tonkawa Sands at 4,500 feet, Mississippian Chat at 4,900 feet and Misner Sand at 5,000 feet. The initial well (RRCC#1-19), was drilled and tested and deemed to be uneconomic for commercial oil and gas production, and will be plugged in second quarter 2009. Accordingly, acquisition and development costs of $163,773 were impaired during the period and added to the full cost pool, which is amortized on a unit-of-production basis.

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

We continue to review and evaluate submittals on properties in Louisiana, Texas, Illinois and other areas of the continental United States.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008

OIL AND GAS REVENUES	$ 127,769	$ 226,497

EXPENSES
Consulting Fees	73,052	151,204
Consulting Fees - Stock Based	5,555	-
Depreciation and Depletion	17,310	12,323
Direct Operating Costs	103,632	248,631
General and Administrative	32,410	36,030
Impairment of Properties	3,700
Interest and Financing Charges	9,757
Management Fees	81,224	78,982
Professional Fees	50,617	88,025
Travel and Promotion	263	31,070

	337,520	646,265

NET LOSS FOR THE PERIOD	$ (249,751)	$ (419,768)

Revenue

Revenue from oil and gas properties was $127,769 for the three months ended January 31, 2009 compared to $226,497 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $87,215 for the three months ended January 31, 2009 as compared to $120,322 for the three months ended January 31, 2008. Average sale prices for oil and natural gas (per Mcfe) were 39% lower in the current period, while average production increased by 11% from the prior period. The increase in production resulted primarily from weather delays and unscheduled maintenance in the prior period. The market price of oil and gas continued to decline throughout the current period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $33,870 for the three months ended January 31, 2009 as compared to $101,377 for the three months ended January 31, 2008. As with Barge Canal, average sale prices for oil and natural gas (per Mcfe) were 39% lower in the current period. Average production for the three months ended January 31, 2009 decreased by 53% from the prior period. The decrease in production resulted from a decrease in the number of producing wells and downtime due to maintenance in the current period. The market price of oil and gas continued to decline throughout the current period.

  Janssen Lease: Revenue from the Janssen Lease project was $3,148 for the three months ended January 31, 2009 as compared to $3,773 for the three months ended January 31, 2008. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil and natural gas (per Mcfe) were 39% lower in the current period.

  Interest income was $3,536 for the three months ended January 31, 2009 as compared to $1,025 for the three months ended January 31, 2008 due to higher interest bearing deposits in the current period.

Operating Expenses

Operating expenses incurred during the three months ended January 31, 2009 were $377,520 compared to $646,265 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees decreased to $73,052 during the three months ended January 31, 2009 from $151,204 during the same period ended January 31, 2008 due primarily to limited corporate development in the current period due to difficult market conditions.

  Consulting fees - stock based increased to $5,555 during the three months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. The current period expense consists of the fair value of option grants issued to consultants that were earned during the period.

  Depreciation and depletion increased to $17,310 during the three months ended January 31, 2009 from $12,323 during the same period ended January 31, 2008. Depletion of capitalized oil and natural gas properties is based on production during the current and comparative periods.

  Direct operating costs were $103,632 during the three months ended January 31, 2009 compared to $248,631 during the same period ended January 31, 2008. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $42,927 during the three months ended January 31, 2009 represented approximately 49% of gross production sales for Barge Canal during the period. Direct operating costs of $162,227 during the three months ended January 31, 2008 represented approximately 135% of gross production sales for Barge Canal during the period. Prior period operating costs were higher than the current period due to significant maintenance and workover charges.

    South Delhi/Big Creek Field: Direct operating costs of $59,185 for the three months ended January 31, 2009 represented approximately 175% of gross production sales for this project during the period. Direct operating costs of $85,726 for the three months ended January 31, 2008 represented approximately 85% of gross production sales for this project during the period. Operating costs in the current period were reduced due to lower production and a decrease in producing wells, but included planned and weather related maintenance charges which increased the total as a percentage of gross production sales.

    Janssen Lease: Direct operating costs of $1,520 for the three months ended January 31, 2009 represented approximately 48% of gross production sales for this project during the period. Direct operating costs of $678 for the three months ended January 31, 2008 represented approximately 18% of gross production sales for this project during the period.

  General and administrative costs decreased to $32,410 during the three months ended January 31, 2009 from $36,030 during the same period ended January 31, 2008 due to recent efforts to streamline operations under difficult market conditions.

  Impairment loss on properties increased to $3,700 during the three months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. During the current period, we expensed impairment charges on our Gobbler's Knob property.

  Interest and financing charges increased to $9,757 during the three months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. Interest and financing charges includes accrued interest on promissory notes issued to related parties.

  Management fees increased to $81,224 during the three months ended January 31, 2009 from $78,982 during the same period ended January 31, 2008. Some executive services varies from month to month based on activities and requirements of our company.

  Professional fees decreased to $50,617 during the three months ended January 31, 2009 from $88,025 during the same period ended January 31, 2008 due primarily to reductions in corporate activity in the current period and significant charges related to the listing process in the prior year.

  Travel and promotion decreased to $263 during the three months ended January 31, 2009 from $31,070 during the same period ended January 31, 2008. Market conditions during the current period did not support extensive travel related to future financing activities.

Our net loss during the three months ended January 31, 2009 was $249,751 or ($0.01) per share compared to a net loss of $419,768 or ($0.02) per share during the same period ended January 31, 2008. The weighted average number of shares outstanding was 28,610,350 for the three months ended January 31, 2009 compared to 27,615,351 in the prior period.

Transactions with Officers and Directors

Of the $377,520 incurred as operating expenses during the three months ended January 31, 2009 an aggregate of $81,224 was incurred payable to certain officers and directors and recorded as management fees, and $9,757 was incurred and interest and financing charges on promissory notes issued to related parties. At January 31, 2009 a balance of $59,000 is due to directors and officers which bears interest at 18% per annum and is due on demand. Additionally, management fees of $71,777 are outstanding at January 31, 2009 with no specified terms of repayment.

RESULTS OF OPERATIONS

Six Months Ended January 31, 2009 Compared to Six Months Ended January 31, 2008

	Six Months Ended January 31, 2009	Six Months Ended January 31, 2008

OIL AND GAS REVENUES	$ 263,196	$ 420,670

EXPENSES
Consulting Fees	244,444	237,039
Consulting Fees - Stock Based	11,111	82,000
Depreciation and Depletion	27,237	26,760
Direct Operating Costs	190,792	398,926
General and Administrative	92,978	72,268
Impairment of Properties	3,700	-
Interest and Financing Charges	9,757	-
Management Fees	171,744	170,658
Professional Fees	108,019	120,694
Travel and Promotion	13,287	59,940

	873,069	1,168,285

NET LOSS FOR THE PERIOD	$ (609,873)	$ (747,615)

Revenue

Revenue from oil and gas properties was $263,196 for the six months ended January 31, 2009 compared to $420,670 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $186,005 for the six months ended January 31, 2009 as compared to $222,367 for the six months ended January 31, 2008. Average sale prices for oil and natural gas (per Mcfe) were 9% lower in the current period, and average production decreased by 12% from the prior period. The decrease in production resulted primarily from flooding and delays related to an above average hurricane season. A significant percentage of sales in the current period occurred in August, prior to any flooding or weather delays. The market price of oil and gas continued to decline throughout the current period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $65,125 for the six months ended January 31, 2009 as compared to $190,517 for the six months ended January 31, 2008. As with Barge Canal, average sale prices for oil and natural gas (per Mcfe) were 9% lower in the current period. Average production for the six months ended January 31, 2009 decreased by 63% from the prior period. The decrease in production resulted from flooding and delays related to an above average hurricane season, as well as a decrease in producing wells during the period and planned downtime for ongoing maintenance. The market price of oil and gas continued to decline throughout the current period.

  Janssen Lease: Revenue from the Janssen Lease project was $8,312 for the six months ended January 31, 2009 as compared to $6,761 for the six months ended January 31, 2008. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil and natural gas (per Mcfe) were 39% lower in the current period.

  Interest income was $3,754 for the six months ended January 31, 2009 as compared to $1,025 for the six months ended January 31, 2008 due to higher interest bearing deposits in the current period.

Operating Expenses

Operating expenses incurred during the six months ended January 31, 2009 were $873,069 compared to $1,168,285 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $244,444 during the six months ended January 31, 2009 from $237,039 during the same period ended January 31, 2008 due primarily to increased corporate development and reliance on third party service providers, which was reduced in the most recent quarter under difficult market conditions.

  Consulting fees - stock based decreased to $11,111 during the six months ended January 31, 2009 from $82,000 during the same period ended January 31, 2008. The current period expense consists of the fair value of option grants issued to consultants that were earned during the period. The prior period consisted of the fair value of stock grants issued to consultants.

  Depreciation and depletion decreased to $27,237 during the six months ended January 31, 2009 from $26,760 during the same period ended January 31, 2008. Depletion of capitalized oil and natural gas properties is based on production during the current and comparative periods.

  Direct operating costs were $190,792 during the six months ended January 31, 2009 compared to $398,926 during the same period ended January 31, 2008. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $74,120 during the six months ended January 31, 2009 represented approximately 40% of gross production sales for Barge Canal during the period. Direct operating costs of $238,236 during the six months ended January 31, 2008 represented approximately 107% of gross production sales for Barge Canal during the period. Prior period operating costs were higher than the current period due to significant maintenance and workover charges.

    South Delhi/Big Creek Field: Direct operating costs of $113,929 for the six months ended January 31, 2009 represented approximately 175% of gross production sales for this project during the period. Direct operating costs of $159,335 for the six months ended January 31, 2008 represented approximately 84% of gross production sales for this project during the period. Operating costs in the current period were reduced due to lower production levels than the prior period and a decrease in producing wells, but included planned and weather related maintenance charges which increased the total as a percentage of gross production sales.

    Janssen Lease: Direct operating costs of $2,743 for the six months ended January 31, 2009 represented approximately 33% of gross production sales for this project during the period. Direct operating costs of $1,355 for the six months ended January 31, 2008 represented approximately 20% of gross production sales for this project during the period.

  General and administrative costs increased to $92,978 during the six months ended January 31, 2009 from $72,268 during the same period ended January 31, 2008 due to fees and service costs related to the listing process, which was reduced in the most recent quarter under difficult market conditions.

  Impairment loss on properties increased to $3,700 during the six months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. During the current period, we expensed impairment charges on our Gobbler's Knob property.

  Interest and financing charges increased to $9,757 during the six months ended January 31, 2009 from $Nil during the same period ended January 31, 2008. Interest and financing charges includes accrued interest on promissory notes issued to related parties.

  Management fees increased to $171,744 during the six months ended January 31, 2009 from $170,658 during the same period ended January 31, 2008. Some executive services varies from month to month based on activities and requirements of our company.

  Professional fees decreased to $108,019 during the six months ended January 31, 2009 from $120,694 during the same period ended January 31, 2008 due primarily to increases in audit and review costs in addition to increases in counsel fees associated with the listing process and growth in our operations, which was reduced in the most recent quarter under difficult market conditions.

  Travel and promotion decreased to $13,287 during the six months ended January 31, 2009 from $59,940 during the same period ended January 31, 2008. Market conditions during the current period did not support extensive travel related to future financing activities.

Our net loss during the six months ended January 31, 2009 was $609,873 or ($0.02) per share compared to a net loss of $747,615 or ($0.03) per share during the same period ended January 31, 2008. The weighted average number of shares outstanding was 28,423,004 for the six months ended January 31, 2009 compared to 27,185,627 in the prior period.

Transactions with Officers and Directors

Of the $873,069 incurred as operating expenses during the six months ended January 31, 2009 an aggregate of $171,744 was incurred payable to certain officers and directors and recorded as management fees, and $9,757 was incurred and interest and financing charges on promissory notes issued to related parties. At January 31, 2009 a balance of $59,000 is due to directors and officers which bears interest at 18% per annum and is due on demand. Additionally, management fees of $71,777 are outstanding at January 31, 2009 with no specified terms of repayment.

LIQUIDITY AND CAPITAL RESOURCES

	January 31, 2009	January 31, 2008

Cash and Cash Equivalents	$ 18,252	$ 345,631
Working Capital (Deficit)	(306,659)	208,257
Total Assets	1,569,154	1,780,132
Total Liabilities	471,511	217,030
Shareholders' Equity	1,097,643	1,563,102

At January 31, 2009 we had $18,252 in cash and a working capital deficit of $306,659. We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We decreased net cash by $49,398 during the six months ended January 31, 2009 compared to a decrease of $322,091 in net cash during the same period ended January 31, 2008. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2009 was $422,128 compared to $516,596 during the same period ending January 31, 2008. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2009 was $477,177 compared to $395,800 during the same period ending January 31, 2008. During the current period, we received net proceeds of $469,900 primarily from private placement subscriptions.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2009 was $104,447 compared to $201,295 in the same period ending January 31, 2008. Significant investing expenditures during the current period included additional Koliba prospect acquisitions in Victoria County, Texas.

Stock Options and Warrants

As at January 31, 2009 we had 3,800,000 stock options and 1,497,040 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.33 per share and the outstanding warrants have a weighted average exercise price of $0.79 per share. Accordingly, as at January 31, 2009 the outstanding options and warrants represented a total of 5,297,040 shares issuable for proceeds of approximately $2,437,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

At January 31, 2009 we had $18,252 of cash on hand and a working capital deficit of $306,659. As such, our working capital at January 31, 2009 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional financing of approximately $2,600,000. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at January 31, 2009 we had accumulated losses of $5,397,647 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current Economic Conditions

During 2008, particularly in the fourth quarter, the ongoing global credit crisis and economic weakness have made for extremely volatile capital markets characterized by plunging equity and commodity prices and an environment in which few opportunities exist to raise additional capital. We have taken precautions where we can, and implemented initiatives to preserve our cash resources. We will be reviewing our operating activities, exploration plans and capital position on an ongoing basis during fiscal 2009 and may revise our operations or abandon properties if management deems it necessary in order to maintain the long-term viability of the Company.

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

See Note 2 of the interim consolidated financial statements for our six months ended January 31, 2009 for a summary of significant accounting policies.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The hearing on Glasscell Morris' complaint was held on August 7, 2008, resulting in Mr. Morris becoming the successor in interest to Walter Girod, with no change in interest owned by Penasco Petroleum. Mr. Morris was required to execute a lease in favor of Penasco Petroleum, Inc. allowing for a 1/8 royalty on production and no bonus, with Penasco Petroleum agreeing not to construct buildings on the Morris property.

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

STRATEGIC AMERICAN OIL CORPORATION
/s/ "Randall Reneau"
Randall Reneau President, Chief Executive Officer, Principal Executive Officer and a director Date: March 18, 2009

/s/ "Johnathan Lindsay"
Johnathan Lindsay Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: March 18, 2009