Form 10-Q
period 2009-04-30
STRATEGIC AMERICAN OIL CORP
filed 2009-06-15
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended April 30, 2009

or

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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,231,779 shares of common stock outstanding as of June 12, 2009.

__________

STRATEGIC AMERICAN OIL CORPORATION

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2008

	(Unaudited)

CURRENT ASSETS
Cash	$ 2,773	$ 67,650
Accounts receivable	12,654	189,514
Other current assets	96,200	41,641

	111,627	298,805

RECLAMATION BONDS (Note 3)	78,130	81,192

EQUIPMENT (Note 4)	32,704	43,037

OIL AND GAS PROPERTIES (Note 5)
Proved properties	955,628	823,706
Unproved properties	339,545	398,222

	$ 1,517,634	$ 1,644,962

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 394,089	$ 339,592
Convertible notes (Note 6)	19,730	-
Due to related parties (Note 7)	347,559	123,500

	761,378	463,092

ASSET RETIREMENT OBLIGATIONS (Note 8)	15,365	15,365

	776,743	478,457

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 500,000,000 shares authorized
28,610,350 shares issued and outstanding
(July 31, 2008 - 27,615,351)	28,611	27,616
Additional paid-in capital	6,697,851	5,858,651
Share subscriptions	18,012	68,012
Deficit accumulated during the exploration stage	(6,003,583)	(4,787,774)

	740,891	1,166,505

	$ 1,517,634	$ 1,644,962

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

SUBSEQUENT EVENTS (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	For the Period from April 12, 2005 (inception) to April 30, 2009

OIL AND GAS REVENUES (Note 7)	$ 66,949	$ 257,809	$ 330,145	$ 678,479	$ 2,104,265

EXPENSES
Consulting fees	276,437	100,534	520,881	337,573	1,540,707
Consulting fees - stock based (Note 9)	130,000	-	141,111	82,000	1,101,500
Depreciation and depletion	14,947	18,193	42,184	44,953	173,348
Direct operating costs (Note 7)	86,133	144,975	276,925	543,901	1,597,366
General and administrative	26,549	36,089	119,527	108,357	375,115
Impairment of properties (Note 5)	-	-	3,700	-	237,006
Interest and financing charges (Note 7)	18,090	-	27,847	-	27,847
Management fees (Note 7)	88,401	69,383	260,145	240,041	963,702
Management fees - stock based (Note 9)	-	-	-	-	1,200,000
Professional fees	26,695	96,547	134,714	217,241	593,653
Travel and promotion	23,106	12,450	36,393	72,390	315,077

	690,358	478,171	1,563,427	1,646,456	8,125,321

LOSS BEFORE OTHER ITEM	(623,409)	(220,362)	(1,233,282)	(967,977)	(6,021,056)

OTHER ITEM
Foreign exchange gain	17,473	-	17,473	-	17,473

NET LOSS FOR THE PERIOD	$ (605,936)	$ (220,362)	$ (1,215,809)	$ (967,977)	$ (6,003,583)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	28,610,350	27,615,351	28,484,080	27,326,777

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Share	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscriptions	Deficit	Equity

Balance, July 31, 2008	27,615,351	$27,616	$5,858,651	$68,012	$(4,787,774)	$1,166,505

Common stock
Issued for cash at $0.60 per share	994,999	995	596,005	(50,000)	-	547,000

Share issuance costs	-	-	(35,850)	-	-	(35,850)

Stock based compensation	-	-	141,111	-	-	141,111

Fair value of beneficial conversion and warrants issued in connection with convertible notes	-	-	137,934	-	-	137,934

Net loss for the period	-	-	-	-	(1,215,809)	(1,215,809)

Balance, April 30, 2009	28,610,350	$28,611	$6,697,851	$18,012	$(6,003,583)	$740,891

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	For the Period From April 12, 2005 (inception) to April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,215,809)	$(967,977)	$(6,003,583)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	42,184	44,953	173,348
Impairment loss on oil and gas properties	3,700	-	237,006
Non-cash interest and financing charges	7,664	-	7,664
Stock based compensation	141,111	82,000	2,301,500
Changes in operating assets and liabilities:
Accounts receivable	176,860	(8,309)	(12,654)
Other current assets	(54,559)	(28,980)	(96,200)
Accounts payable and accrued liabilities	114,497	166,739	454,089

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(784,352)	(711,574)	(2,938,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	451,150	395,800	4,231,147
Proceeds from convertible notes	150,000	-	150,000
Advances and repayments to related parties	224,059	24,500	361,452

NET CASH FLOWS FROM FINANCING ACTIVITIES	825,209	420,300	4,742,599

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	(108,796)	(242,893)	(1,658,216)
Purchase of equipment	-	(7,597)	(64,650)
Reclamation bonds	3,062	(19,317)	(78,130)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(105,734)	(269,807)	(1,800,996)

(DECREASE) INCREASE IN CASH	(64,877)	(561,081)	2,773

CASH, BEGINNING	67,650	667,722	-

CASH, ENDING	$ 2,773	$ 106,641	$ 2,773

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 (Unaudited)

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at April 30, 2009, the Company had a working capital deficiency of $649,751 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended July 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.

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

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial Instruments

The fair values of cash, other current assets, accounts payable and accrued liabilities, due to related parties and convertible notes were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Management has determined that the Company is not exposed to significant credit risk.

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

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April 30, 2009 the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these losses carry forwards.

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

NOTE 3:             RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $38,130 (July 31, 2008 - $41,192) and Texas $40,000 (July 31, 2008 - $40,000) to cover each State's reclamation requirement for producing operations. During the nine months ended April 30, 2009 the Company recovered $3,062 from amounts on deposit in the State of Illinois.

NOTE 4:             EQUIPMENT

Equipment acquisitions consist of the following:

	April 30, 2009	July 31, 2008

EQUIPMENT
Computer equipment	$ 4,632	$ 4,632
Furniture and fixtures	7,774	7,774
Leasehold improvements	11,294	11,294
Production equipment	40,950	40,950

	64,650	64,650
Accumulated depreciation	(31,946)	(21,613)

	$ 32,704	$ 43,037

NOTE 5:             OIL AND GAS PROPERTIES

Proved Properties

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

South Delhi / Big Creek Field, Louisiana

On August 24, 2006, the Company entered into an assignment of oil and gas interests purchase agreement with Energy Program Accompany, LLC (the "EPA Purchase Agreement"). Under the terms of the EPA Purchase Agreement, the Company paid $250,000 to acquire the Holt Lease, the Strahan Lease and the McKay Lease, as described below. At the time of the acquisition, one of four wells on the Holt lease, one well on the Strahan lease, and no wells on the McKay lease were producing assets. In December 2007 an independent registered engineer completed a reserve and economics report on the combined South Delhi and Big Creek Field properties. The report outlined the proved developed producing reserves as of January 1, 2008 and accordingly, acquisition costs of $290,290 and development costs of $42,900 were reclassified as capitalized proved oil and gas properties.

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

NOTE 5:             OIL AND GAS PROPERTIES (CONTINUED)

Little Mule Creek Project, Oklahoma

In October 2007 the Company entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Under the terms of the agreement, the Company's interest is subject to a 25% back in after payout, which would reduce the Company's interest to 3.0%. The prospect consists of nearly 11,550 acres. To April 30, 2009 the Company has paid for a prorate share of land and geology-geophysical costs, charges to exercise additional lease options (prorata share), and a prorata share of drilling costs. The initial well (RRCC#1-19), was drilled and tested and deemed to be uneconomical for commercial oil and gas production, and was plugged in second quarter 2009. Accordingly, acquisition and development costs of $163,773 were deemed to be impaired during the period and added to the full cost pool, which is amortized on a unit-of-production basis.

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

Koliba Prospect, Texas

Through April 30, 2009 the Company has entered into to several lease agreements with certain mineral owners of a 79 acre tract, and purchased an assignment of leases on an adjoining 64 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 95% of the minerals with additional leases pending. The property underlying these lease agreements is located near the Barge Canal project and has one shut-in oil/gas well, which is in close proximity to the Company's Barge Canal gas sales line and salt water disposal system.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through April 30, 2009 the Company has entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 2,560 gross acres pursuant to which the Company has a 100% working interest and a 87.5% net revenue interest.

NOTE 5:             OIL AND GAS PROPERTIES (CONTINUED)

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	April 30, 2009	July 31, 2008

PROVED PROPERTIES
Barge Canal	$ 595,424	$ 595,424
South Delhi / Big Creek Field	337,833	337,833
Little Mule Creek	163,773	-

	1,097,030	933,257
Accumulated depletion	(141,402)	(109,551)

	955,628	823,706

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	233,800	233,800
Little Mule Creek	-	144,090
Meek B-1	74,506	74,506

Illinois Prospects	165,430	154,347
Louisiana Prospects	17,504	9,474
Texas Prospects	85,311	15,311

	576,551	631,528
Impairment Loss	(237,006)	(233,306)

	339,545	398,222

	$ 1,295,173	$ 1,221,928

NOTE 5:             OIL AND GAS PROPERTIES (CONTINUED)

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	April 30, 2009	July 31, 2008

ACQUISITION COSTS
Barge Canal	$ 572,456	$ 572,456
Janssen Lease	233,800	233,800
Little Mule Creek	43,086	43,086
Meek B-1	74,506	74,506
South Delhi / Big Creek Field	290,290	290,290

Illinois Prospects	165,430	154,347
Louisiana Prospects	17,504	9,474
Texas Prospects	85,311	15,311

	1,482,383	1,393,270

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

EXPLORATION COSTS
Little Mule Creek	120,687	101,004

RETIREMENT OBLIGATIONS
Barge Canal	10,722	10,722
South Delhi / Big Creek Field	4,643	4,643

	15,365	15,365

	1,673,581	1,564,785

ACCUMULATED DEPLETION	(141,402)	(109,551)

IMPAIRMENT LOSS	(237,006)	(233,306)

	$ 1,295,173	$ 1,221,928

NOTE 6:             CONVERTIBLE NOTES

On March 25, 2009, the Company completed a convertible debenture financing of $150,000 issuing convertible promissory notes that bear interest at 15% per annum. If not converted, the notes would be due on September 25, 2009. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into shares of the Company's common stock at a price of the greater of $0.25 or the current market price less 10%. Additionally, the Company issued to the Lender, as fully paid and non-assessable, 600,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.60 per Warrant Share and for an exercise period of up to September 25, 2010. The Company retained the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium.

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined and recognized the fair value of the embedded beneficial conversion feature of $75,999 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

NOTE 6:             CONVERTIBLE NOTES (CONTINUED)

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $61,935 as a component of stockholders' equity. Additionally, for the nine months ended April 30, 2009 interest expense of $7,664 has been accreted increasing the carrying value of the convertible debentures to $19,730 as at April 30, 2009. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of eighteen months, a risk free interest rate of 0.17%, a dividend yield of 0%, and an expected volatility of 131%.

NOTE 7:             RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2009 the Company had transactions with certain officers and directors of the Company as follows:

(a)          recorded production revenues of $246,179 (2008 - $403,795) and incurred production costs of $112,532 (2008 - $308,102) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

(b)          incurred $260,145 in management fees (2008 - $240,041) paid to directors and officers during the period. At April 30, 2009, $146,559 (July 31, 2008 - $44,500) was payable to these directors and officers;

(c)          incurred $6,432 (2008 - $Nil) in interest and finance charges on a $44,000 promissory note issued to an officer of the Company;

(d)          incurred $3,366 (2008 - $Nil) in interest and finance charges on a $25,000 promissory note issued to a director of the Company;

(e)          issued a $100,000 promissory note bearing interest at 18% per annum to a direct family member of an officer and a director of the Company, and incurred $3,205 (2008 - $Nil) in interest and finance charges on the $100,000 promissory note; and

(f)          incurred $811 (2008 - $Nil) in interest and finance charges on advances of $32,000 from directors of the Company.

Also outstanding at April 30, 2009 are the following promissory notes:

(a)          a $44,000 (July 31, 2008 - $54,000) promissory note bearing interest at 18% per annum which is due on demand to an officer of the Company; and

(b)          a $25,000 (July 31, 2008 - $25,000) promissory note bearing interest at 18% per annum which is due on demand to a director of the Company.

(c)          a $100,000 (July 31, 2008 - $Nil) promissory note bearing interest at 18% per annum which is due on demand to a direct family member of an officer and a director of the Company.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 8:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	April 30, 2009	July 31, 2008

BARGE CANAL
Opening Balance	$ 10,722	$ -
Liabilities Incurred	-	10,722

	10,722	10,722

SOUTH DELHI / BIG CREEK FIELD
Opening Balance	4,643	-
Liabilities Incurred	-	4,643

	4,643	4,643

	$ 15,365	$ 15,365

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

NOTE 9:             STOCKHOLDERS' EQUITY

Share Capital

The Company's capitalization at April 30, 2009 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

NOTE 9:             STOCKHOLDERS' EQUITY (CONTINUED)

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

Share Purchase Warrants

A summary of the Company's common share purchase warrants as at April 30, 2009 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2007	6,392,759	$ 0.81	1.79
Issued	724,666	1.00	1.33

BALANCE, JULY 31, 2008	7,117,425	0.83	0.79
Issued	1,544,999	1.00	1.10

Cancelled or Expired	(2,302,145)	0.60	n/a

BALANCE, APRIL 30, 2009	6,360,279	$ 0.91	0.45

Stock Compensation Plan

On July 5, 2007, the Company adopted the 2007 Stock Incentive Plan allowing for the issuance of up to 10,000,000 common shares.

On July 5, 2007, the Company granted a total of 3,800,000 stock options to consultants, officers and directors, of which 3,700,000 vested immediately and the remaining 100,000 vest over 18 months. Of the 3,800,000 options granted, 250,000 were granted at an exercise price of $0.10 per share and 3,550,000 were granted at an exercise price of $0.35 per share. The term of the options is ten years. The fair value of the vested options at the date of grant of $1,915,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 100%. Of this, $1,881,667 has been recorded as stock based consulting and management fees in the year ended July 31, 2007, $22,222 in the fiscal year ended July 31, 2008 and the remaining $11,111 will be expensed in the fiscal year ended July 31, 2009.

On March 18, 2009, the Company granted a total of 500,000 stock options at an exercise price of $0.35 per share to a consultant which vested immediately. The term of the options is three years. The $130,000 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 0.17%, a dividend yield of 0%, and an expected volatility of 129%. The $130,000 has been recorded as stock based consulting fees in the nine months ended April 30, 2009.

A summary of the Company's stock options as at April 30, 2009 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2007	3,800,000	$ 0.33	9.93
Issued	-	-	-

BALANCE, JULY 31, 2008	3,800,000	0.33	8.83
Issued	500,000	0.35	3.00

BALANCE, APRIL 30, 2009	4,300,000	$ 0.34	7.56

NOTE 9:             STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the status of the Company's unvested options as of April 30, 2009 and changes during the nine months ended April 30, 2009 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2007	66,666	$ 0.50
Vested	(33,333)	0.50

UNVESTED, JULY 31, 2008	33,333	0.50
Vested	(33,333)	0.50

UNVESTED, APRIL 30, 2009	-	$ -

NOTE 10:           COMMITMENTS

On December 20, 2006 the Company entered into a Professional Services Agreement with a consultant, who agreed to become an officer of the Company as of May 1, 2007. The initial term of the agreement was one year expiring on November 30, 2007 which was renewed for a second year through November 30, 2008. Subsequent to November 30, 2008, the agreement renews on a three month basis and as of April 30, 2009, is in effect through June 30, 2009. Pursuant to the terms and provisions of the Professional Services Agreement: (i) the Company shall pay a monthly fee of $10,000; (ii) the Company issued 500,000 shares of its restricted common stock; and (iii) the Company granted an aggregate of 600,000 options to purchase shares of its common stock at $0.35 for a ten year term.

The Company has entered into various employment and consulting agreements with both fixed compensation arrangements and established fees paid on a daily basis as needed. There are no outstanding agreements at April 30, 2009 with fixed compensation arrangements.

NOTE 11          SUPPLEMENTAL CASH FLOW INFORMATION AND
                           NONCASH INVESTING AND FINANCING ACTIVITIES

On October 1, 2007, the Company issued 200,000 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.41 per share or $82,000 as a stock-based consulting expense.

Nine Months Ended
	April 30, 2009	April 30, 2008

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NOTE 12:           SUBSEQUENT EVENTS

On May 13, 2009, the Company entered into a formal services agreement for business development and management consulting services valued at $300,000, which was paid in full subsequent to the quarter ended April 30, 2009. Approximately 33% of the services had been provided as of April 30, 2009, and accordingly, a $100,000 prepayment was expensed as consulting fees during the nine months ended April 30, 2009.

On May 18, 2009, the Company entered into a three month services agreement for consulting services related to developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community and creating the foundation for subsequent financial public relations efforts. Under the terms of the agreement, on June 1, 2009 the Company issued, as fully paid and non-assessable, 200,000 shares of its restricted common stock.

On May 21, 2009, the Company granted a total of 2,230,000 stock options at an exercise price of $0.35 per share to consultants, officers and directors, of which 950,000 vested immediately and the remaining 1,280,000 vest over 18 months. The term of the options is ten years. The $1,070,400 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.17%, a dividend yield of 0%, and an expected volatility of 105%.

On June 1, 2009 the Company issued 171,429 shares of its restricted common stock at a price of $0.35 per share in settlement of outstanding debts of $60,000. On the date of issuance, the closing price of the Company's common stock was $0.62 per share, and accordingly, the Company will record a $46,286 loss on settlement of debt.

NOTE 12:           SUBSEQUENT EVENTS (CONTINUED)

On June 1, 2009, the Company entered into a services agreement for business development services within the oil and gas sector. Under the terms of the agreement, the Company issued, as fully paid and non-assessable, 250,000 shares of its restricted common stock, and will issue an additional 28,572 restricted common shares per month until December 1, 2009. The contract automatically renews on a monthly basis until one of the parties submits a written termination of the agreement 30 days prior to end of the agreement or the automatic renewal period.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended April 30, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2008. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended April 30, 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended April 30, 2009 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Our Business Operations

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 395 gross (209 net) developed acres and approximately 2,975 gross (2,965 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 176 gross (132 net) developed acres in Louisiana, 219 gross (77 net) developed acres in Texas, 2,675 gross (2,675 net) undeveloped acres in Illinois and 139 gross (139 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 3,370 gross acres (3,174 net).

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this Quarterly Report:
	Gross Acres	Net Acres (*)

DEVELOPED ACREAGE
Louisiana	176.00	132.00
Texas	219.00	77.04

UNDEVELOPED ACREAGE
Illinois	2,675.47	2,675.46
Louisiana	160.00	150.08
Texas	139.71	139.71

	3,370.18	3,174.30

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

	Oil		Natural Gas
	Gross	Net	Gross	Net

LOUISIANA	4	3.00	-	-
TEXAS	2	2.00	1	0.03

	6	5.00	1	0.03

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through April 30, 2009. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of nine Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of nine Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	Period from Inception to April 30, 2009

PRODUCTION DATA
Oil (MBbls)	3.9	6.7	23.5
Natural gas (MMcf)	10.5	9.4	41.1

Total (MMcfe)	34.4	49.8	181.8

AVERAGE PRICES
Oil (per Bbl)	$ 66.23	$ 90.89	$ 78.11
Natural gas (per Mcf)	$ 5.54	$ 6.66	$ 6.39

Total (per Mcfe)	$ 9.36	$ 13.55	$ 11.52

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$ 7.48	$ 10.35	$ 6.93
Production tax expense	$ 0.58	$ 0.59	$ 0.39

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

Janssen Lease, Texas

In October 2005, we entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy. An unsuccessful attempt was made to re-enter and re-complete a Roeder gas sand at 10,300 feet using side track drilling techniques. As the original lease was set to expire, we negotiated a new oil and gas lease with the mineral owners and farmed out 100% of the working interest to ETG Energy Resources. We retained a 3% working interest on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. ETG successfully re-completed in the Roeder Sand and the Janssen A-1 well is currently producing between 250-300 mcf gas per day and approximately nine (6) barrels per day of condensate.

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

We continue to review and evaluate submittals on properties in Louisiana, Texas, Illinois and other areas of the continental United States.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008

OIL AND GAS REVENUES	$ 66,949	$ 257,809

EXPENSES
Consulting fees	276,437	100,534
Consulting fees - stock based	130,000	-
Depreciation and depletion	14,947	18,193
Direct operating costs	86,133	144,975
General and administrative	26,549	36,089
Interest and financing charges	18,090	-
Management fees	88,401	69,383
Professional fees	26,695	96,547
Travel and promotion	23,106	12,450

	690,358	478,171

LOSS BEFORE OTHER ITEMS	(623,409)	(220,362)

OTHER ITEMS
Foreign exchange	17,473	-

NET LOSS FOR THE PERIOD	$ (605,936)	$ (220,362)

Revenue

Revenue from oil and gas properties was $66,949 for the three months ended April 30, 2009 compared to $257,809 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $60,174 for the three months ended April 30, 2009 as compared to $181,428 for the three months ended April 30, 2008. Average sale prices for oil and natural gas (per Mcf) were 64% and 60% lower respectively in the current period, while average production decreased by 8% from the prior period. The decrease in production resulted primarily from weather delays and unscheduled maintenance in the current period. The market price of oil and gas started to increase near the end of the current period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $3,859 for the three months ended April 30, 2009 as compared to $70,559 for the three months ended April 30, 2008. As with Barge Canal, average sale prices for oil was 64% lower in the current period. Average production for the three months ended April 30, 2009 decreased by 85% from the prior period. The decrease in production resulted from a decrease in the number of producing wells and significant downtime due to maintenance in the current period. The market price of oil and gas started to increase near the end of the current period.

  Janssen Lease: Revenue from the Janssen Lease project was $1,454 for the three months ended April 30, 2009 as compared to $4,027 for the three months ended April 30, 2008. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for natural gas (per Mcf) were 60% lower in the current period.

  Interest and other income was $1,462 for the three months ended April 30, 2009 as compared to $1,795 for the three months ended April 30, 2008 due to higher rates of return and interest bearing deposits in the prior period.

Operating Expenses

Operating expenses incurred during the three months ended April 30, 2009 were $690,358 compared to $478,171 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $276,437 during the three months ended April 30, 2009 from $100,534 during the same period ended April 30, 2008 due primarily to corporate development in the current period leading up to the commencement of trading subsequent to quarter end.

  Consulting fees - stock based increased to $130,000 during the three months ended April 30, 2009 from $Nil during the same period ended April 30, 2008. The current period expense consists of the fair value of option grants issued to consultants that were earned during the period.

  Depreciation and depletion decreased to $14,947 during the three months ended April 30, 2009 from $18,193 during the same period ended April 30, 2008. Depletion of capitalized oil and natural gas properties is based on production during the current and comparative periods.

  Direct operating costs were $86,133 during the three months ended April 30, 2009 compared to $144,975 during the same period ended April 30, 2008. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $38,412 during the three months ended April 30, 2009 represented approximately 64% of gross production sales for Barge Canal during the period. Direct operating costs of $72,119 during the three months ended April 30, 2008 represented approximately 40% of gross production sales for Barge Canal during the period. Prior period operating costs were higher than the current period due to increased production and maintenance in the prior year.

    South Delhi/Big Creek Field: Direct operating costs of $47,184 for the three months ended April 30, 2009 were significantly higher than gross production sales for this project during the period. Direct operating costs of $72,154 for the three months ended April 30, 2008 represented approximately 102% of gross production sales for this project during the period. Operating costs in the current period were reduced due to limited production and a decrease in producing wells, but included planned and weather related maintenance charges which increased the total as a percentage of gross production sales.

    Janssen Lease: Direct operating costs of $537 for the three months ended April 30, 2009 represented approximately 37% of gross production sales for this project during the period. Direct operating costs of $702 for the three months ended April 30, 2008 represented approximately 17% of gross production sales for this project during the period.

  General and administrative costs decreased to $26,549 during the three months ended April 30, 2009 from $36,089 during the same period ended April 30, 2008 due to recent efforts to streamline operations under difficult market conditions.

  Interest and financing charges increased to $18,090 during the three months ended April 30, 2009 from $Nil during the same period ended April 30, 2008. Interest and financing charges includes accrued interest on promissory notes not outstanding in the prior period.

  Management fees increased to $88,401 during the three months ended April 30, 2009 from $69,383 during the same period ended April 30, 2008. Some executive services vary from month to month based on activities and requirements of our company.

  Professional fees decreased to $26,695 during the three months ended April 30, 2009 from $96,547 during the same period ended April 30, 2008 due primarily to reductions in corporate activity in the current period and significant charges related to the listing process in the prior year.

  Travel and promotion increased to $23,106 during the three months ended April 30, 2009 from $12,450 during the same period ended April 30, 2008. As market conditions during the current period improved, additional travel was incurred which related to financing activities.

Our net loss during the three months ended April 30, 2009 was $605,936 or ($0.02) per share compared to a net loss of $220,362 or ($0.01) per share during the same period ended April 30, 2008. The weighted average number of shares outstanding was 28,610,350 for the three months ended April 30, 2009 compared to 27,615,351 in the prior period.

Transactions with Officers and Directors

Of the $690,358 incurred as operating expenses during the three months ended April 30, 2009 an aggregate of $88,401 was incurred payable to certain officers and directors and recorded as management fees, and $10,427 was incurred and interest and financing charges on promissory notes issued to related parties. At April 30, 2009 a balance of $201,000 is due to directors and officers which bears interest at 18% per annum and is due on demand. Additionally, management fees of $130,919 and expense reimbursements of $15,640 are outstanding at April 30, 2009 with no specified terms of repayment.

During the three months ended April 30, 2009 we issued a $100,000 promissory note bearing interest at 18% per annum to a direct family member of one of our officers and one of our directors. Additionally, we received unsecured advances of $32,000 from some of our directors during the three months ended April 30, 2009.

Of the $66,949 reported revenues and $86,133 direct operating costs for the three months ended April 30, 2009, we recorded production revenues of $60,174 and incurred production costs of $38,412 for the Barge Canal property which is operated by company controlled by one of our officers.

RESULTS OF OPERATIONS

Nine Months Ended April 30, 2009 Compared to Nine Months Ended April 30, 2008

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008

OIL AND GAS REVENUES	$ 330,145	$ 678,479

EXPENSES
Consulting fees	520,881	337,573
Consulting fees - stock based	141,111	82,000
Depreciation and depletion	42,184	44,953
Direct operating costs	276,925	543,901
General and administrative	119,527	108,357
Impairment of properties	3,700	-
Interest and financing charges	27,847	-
Management fees	260,145	240,041
Professional fees	134,714	217,241
Travel and promotion	36,393	72,390

	1,563,427	1,646,456

LOSS BEFORE OTHER ITEMS	(1,233,282)	(967,977)

OTHER ITEMS
Foreign exchange	17,473	-

NET LOSS FOR THE PERIOD	$ (1,215,809)	$ (967,977)

Revenue

Revenue from oil and gas properties was $330,145 for the nine months ended April 30, 2009 compared to $678,479 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $246,179 for the nine months ended April 30, 2009 as compared to $403,795 for the nine months ended April 30, 2008. Average sale prices for oil and natural gas (per Mcf) were 33% and 13% lower respectively in the current period, and average production decreased by 10% from the prior period. The decrease in production resulted primarily from flooding and delays related to an above average hurricane season. A significant percentage of sales in the current period occurred in August, prior to any flooding or weather delays. The market price of oil and gas continued to decline throughout most of the current period but started to increase near the end of the current period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $68,984 for the nine months ended April 30, 2009 as compared to $261,076 for the nine months ended April 30, 2008. As with Barge Canal, average sale prices for oil was 33% lower in the current period. Average production for the nine months ended April 30, 2009 decreased by 68% from the prior period. The decrease in production resulted from flooding and delays related to an above average hurricane season, as well as a decrease in producing wells during the period and planned downtime for ongoing maintenance. The market price of oil and gas continued to decline throughout most of the current period but started to increase near the end of the current period.

  Janssen Lease: Revenue from the Janssen Lease project was $9,766 for the nine months ended April 30, 2009 as compared to $10,788 for the nine months ended April 30, 2008. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for natural gas (per Mcf) were 13% lower in the current period.

  Interest and other income was $5,216 for the nine months ended April 30, 2009 as compared to $2,820 for the nine months ended April 30, 2008 due to higher interest bearing deposits in the current period.

Operating Expenses

Operating expenses incurred during the nine months ended April 30, 2009 were $1,563,427 compared to $1,646,456 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $520,881 during the nine months ended April 30, 2009 from $337,573 during the same period ended April 30, 2008 due primarily to increased corporate development in the current period leading up to the commencement of trading subsequent to quarter end.

  Consulting fees - stock based increased to $141,111 during the nine months ended April 30, 2009 from $82,000 during the same period ended April 30, 2008. The current period expense consists of the fair value of option grants issued to consultants that were earned during the period. The prior period consisted of the fair value of stock grants issued to consultants.

  Depreciation and depletion decreased to $42,184 during the nine months ended April 30, 2009 from $44,953 during the same period ended April 30, 2008. Depletion of capitalized oil and natural gas properties is based on production during the current and comparative periods.

  Direct operating costs were $276,925 during the nine months ended April 30, 2009 compared to $543,901 during the same period ended April 30, 2008. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $112,532 during the nine months ended April 30, 2009 represented approximately 46% of gross production sales for Barge Canal during the period. Direct operating costs of $308,102 during the nine months ended April 30, 2008 represented approximately 76% of gross production sales for Barge Canal during the period. Prior period operating costs were higher than the current period due to higher production, significant maintenance and workover charges.

    South Delhi/Big Creek Field: Direct operating costs of $161,113 for the nine months ended April 30, 2009 represented approximately 234% of gross production sales for this project during the period. Direct operating costs of $233,742 for the nine months ended April 30, 2008 represented approximately 90% of gross production sales for this project during the period. Operating costs in the current period were reduced due to lower production levels than the prior period and a decrease in producing wells, but included planned and weather related maintenance charges which increased the total as a percentage of gross production sales.

    Janssen Lease: Direct operating costs of $3,280 for the nine months ended April 30, 2009 represented approximately 34% of gross production sales for this project during the period. Direct operating costs of $2,057 for the nine months ended April 30, 2008 represented approximately 19% of gross production sales for this project during the period.

  General and administrative costs increased to $119,527 during the nine months ended April 30, 2009 from $108,357 during the same period ended April 30, 2008 due to fees and service costs related to the listing process, which was reduced in the second and third quarters under difficult market conditions.

  Impairment loss on properties increased to $3,700 during the nine months ended April 30, 2009 from $Nil during the same period ended April 30, 2008. During the current period, we expensed impairment charges on our Gobbler's Knob property.

  Interest and financing charges increased to $27,847 during the nine months ended April 30, 2009 from $Nil during the same period ended April 30, 2008. Interest and financing charges includes accrued interest on promissory notes not outstanding in the prior period.

  Management fees increased to $260,145 during the nine months ended April 30, 2009 from $240,041 during the same period ended April 30, 2008. Some executive services vary from month to month based on activities and requirements of our company.

  Professional fees decreased to $134,714 during the nine months ended April 30, 2009 from $217,241 during the same period ended April 30, 2008 due primarily to reductions in corporate activity in the current period under difficult market conditions.

  Travel and promotion decreased to $36,393 during the nine months ended April 30, 2009 from $72,390 during the same period ended April 30, 2008. Market conditions during most of the current period did not support extensive travel related to future financing activities.

Our net loss during the nine months ended April 30, 2009 was $1,215,809 or ($0.04) per share compared to a net loss of $967,977 or ($0.04) per share during the same period ended April 30, 2008. The weighted average number of shares outstanding was 28,484,080 for the nine months ended April 30, 2009 compared to 27,326,777 in the prior period.

Transactions with Officers and Directors

Of the $1,563,427 incurred as operating expenses during the nine months ended April 30, 2009 an aggregate of $260,145 was incurred payable to certain officers and directors and recorded as management fees, and $20,184 was incurred and interest and financing charges on promissory notes issued to related parties. At April 30, 2009 a balance of $201,000 is due to directors and officers which bears interest at 18% per annum and is due on demand. Additionally, management fees of $130,919 and expense reimbursements of $15,640 are outstanding at April 30, 2009 with no specified terms of repayment.

During the nine months ended April 30, 2009 we issued a $100,000 promissory note bearing interest at 18% per annum to a direct family member of one of our officers and one of our directors. Additionally, we received unsecured advances of $32,000 from some of our directors during the nine months ended April 30, 2009.

Of the $330,145 reported revenues and $276,925 direct operating costs for the nine months ended April 30, 2009, we recorded production revenues of $246,179 and incurred production costs of $112,532 for the Barge Canal property which is operated by company controlled by one of our officers.

LIQUIDITY AND CAPITAL RESOURCES

	April 30, 2009	April 30, 2008

Cash and cash equivalents	$ 2,773	$ 106,641
Working capital (deficit)	(649,751)	(62,424)
Total assets	1,517,634	1,646,155
Total liabilities	776,743	303,453
Shareholders' equity	740,891	1,342,740

At April 30, 2009 we had $2,773 in cash and a working capital deficit of $649,751. We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We decreased net cash by $64,877 during the nine months ended April 30, 2009 compared to a decrease of $561,081 in net cash during the same period ended April 30, 2008. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2009 was $784,352 compared to $711,574 during the same period ending April 30, 2008. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2009 was $825,209 compared to $420,300 during the same period ending April 30, 2008. During the current period, we received net proceeds of $451,150 from private placement subscriptions, $150,000 from convertible debt and $224,059 in advances from related parties.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2009 was $105,734 compared to $269,807 in the same period ending April 30, 2008. Significant investing expenditures during the current period included additional Koliba prospect acquisitions in Victoria County, Texas.

Stock Options and Warrants

As at April 30, 2009 we had 4,300,000 stock options and 6,360,279 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.34 per share and the outstanding warrants have a weighted average exercise price of $0.91 per share. Accordingly, as at April 30, 2009 the outstanding options and warrants represented a total of 10,660,279 shares issuable for proceeds of approximately $7,249,854 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

At April 30, 2009 we had $2,773 of cash on hand and a working capital deficit of $649,751. As such, our working capital at April 30, 2009 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional financing of approximately $2,600,000. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil increased from approximately $30 per barrel in 2003 to over $140 per barrel in the summer of 2008 but has decreased to lows of below $40 in December 2008 and February 2009, and then increased to approximately $66 per barrel as of late May 2009. If the price of oil continues to fluctuate significantly, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at April 30, 2009 we had accumulated losses of $5,990,506 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current Economic Conditions

During 2008 and the beginning of 2009, particularly in the fourth quarter of 2008, the ongoing global credit crisis and economic weakness have made for extremely volatile capital markets characterized by plunging equity and commodity prices and an environment in which few opportunities exist to raise additional capital. We have taken precautions where we can, and implemented initiatives to preserve our cash resources. We will be reviewing our operating activities, exploration plans and capital position on an ongoing basis during fiscal 2009 and may revise our operations or abandon properties if management deems it necessary in order to maintain the long-term viability of the Company.

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

See Note 2 of the interim consolidated financial statements for our nine months ended April 30, 2009 for a summary of significant accounting policies.

Item 3.     Quantitive and Qualitative Disclosures About Market Risk

We are currently not subject to any material market risks.

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

Internal Control over Financial Reporting

This Quarterly Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of our fiscal year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective May 18, 2009, we entered into a three month consulting services agreement. In accordance with the terms of the agreement on June 1, 2009, we issued 200,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

On June 1, 2009, pursuant to the terms of a consulting services agreement, we issued from treasury to a consultant 250,000 shares of our common stock at a deemed issuance price of $0.35 per share for total deemed proceeds of $87,500. We relied on an exemption from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S.

On June 1, 2009, pursuant to the terms of a shares for debt subscription agreement, we issued from treasury to one subscriber 171,429 shares of our common stock at a deemed issuance price of $0.35 per share for total deemed proceeds of $60,000. We relied on an exemption from registration under the Securities Act provided by Regulation S.

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

STRATEGIC AMERICAN OIL CORPORATION
/s/ "Randall Reneau"
Randall Reneau President, Chief Executive Officer, Principal Executive Officer and a director Date: June 15, 2009

/s/ "Johnathan Lindsay"
Johnathan Lindsay Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: June 15, 2009