Form 10-K
period 2009-07-31
STRATEGIC AMERICAN OIL CORP
filed 2009-11-12
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended July 31, 2009

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
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of January 31, 2009 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $15,133,000.

The registrant had 43,014,135 shares of common stock outstanding as of November 9, 2009.

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

General

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 395 gross (209 net) developed acres and approximately 14,297 gross (3,520 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 176 gross (132 net) developed acres in Louisiana, 219 gross (77 net) developed acres in Texas, 2,994 gross (2,790 net) undeveloped acres in Illinois, 160 gross (150 net) undeveloped acres in Louisiana, 11,000 gross (440 net) undeveloped acres in Oklahoma, and 143 gross (140 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 14,691 gross acres (3,729 net).

Exploration Activities

Our oil and gas interests are as follows:

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

Assignment of Interests to Tradestar Resources Corporation

In conjunction with our acquisition of the Holt Lease, the Strahan Lease and the McKay Lease, we assigned a 25% working interest with respect to each lease to Tradestar Resources Corporation ("Tradestar Resources") as a finder's fee. The 25% working interest consisted of two parts, (i) a 12.5% working interest assigned upon acquisition of the leases, and (ii) a 12.5% back in assigned with an effective date of January 1, 2007. Tradestar Energy Inc. ("Tradestar Energy"), a wholly owned subsidiary of Tradestar Resources Corporation, became the operator of record for the Holt, Strahan and McKay Leases as of December 1, 2007.

Janssen Lease, Texas

In October 2005, we entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy. An unsuccessful attempt was made to re-enter and re-complete a Roeder gas sand at 10,300 feet using side track drilling techniques. As the original lease was set to expire, we negotiated a new oil and gas lease with the mineral owners and farmed out 97% of the working interest to ETG Energy Resources. We retained a 3% working interest on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. ETG successfully re-completed in the Roeder Sand and the Janssen A-1 well is currently producing between 250-300 mcf gas per day and approximately six (6) barrels per day of condensate.

Koliba Lease, Texas

Through the date of this annual report, we have entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. To date, we have leased over 95% of the minerals with additional leases pending. Additionally, we acquired an Assignment of oil and gas leases on 64 adjacent and contiguous acres from Ensley Properties, Inc. This Assignment includes several leases with numerous mineral owners. We paid $70,000 to Ensley Properties, Inc. for this Assignment. The property underlying these lease agreements is located near our Welder lease and has one shut-in oil/gas well. The well has proven oil and gas zones behind pipe that previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. We will drill one well as an offset to the former Koliba No. 1 well, and will retain a carried 25% interest to casing point.

Little Mule Creek Project, Oklahoma

In October 2007, we entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Our interest is subject to a 25% back in after payout, which would reduce our interest to 3.0%. The prospect consists of nearly 11,550 acres. An initial horizontal well (RRC#1-19) was spudded in around January 9, 2008 and was drilled vertically to 4,950 feet and then drilled horizontally approximately 1,867 feet to a total vertical depth of approximately 5350 feet. The main target zone is the Maquoketa dolomitic shale. The Maquoketa zone produces from a number of vertical wells in the lease area, but this will be the first horizontal drilling in the field. There are approximately 160 drilling locations within the current leased area. In addition to the Maquoketa zone, three other potentially productive zones are present in the prospect area: Tonkawa Sands at 4,500 feet, Mississippian Chat at 4,900 feet and Misner Sand at 5,000 feet. The initial well was drilled and tested and deemed to be uneconomic for commercial oil and gas production. We signed a consent to plug and abandon the well on February 18, 2009. Accordingly, acquisition and development costs of $163,773 were impaired during the year and added to the full cost pool, which is amortized on a unit-of-production basis.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through the date of this annual report, we have entered into numerous oil and gas leases in Jefferson County, Illinois. Currently these leases total approximately 2,994 gross acres pursuant to which we have a working interest of 100% and a net revenue interest of 87.5%. We plan to drill one or more wells during 2010 offsetting past producing wells (Oakdale North Field) to a depth of approximately 4,000 feet.

Recent Activities

Much of the developed leasehold in Louisiana is adjacent to offset production. A number of offset in-field drilling locations are indicated. Additionally, Denbury Resources, Inc. (NYSE: DNR) has acquired a substantial acreage position in the Delhi-Holt-Bryant Unit in the immediate area of our holdings. Denbury has begun work to institute a tertiary carbon dioxide flood and are shooting 3-D seismic in the immediate area of our leases. We are currently negotiating to purchase a 220 acre lease containing five wells and one salt water disposal well in the area of our Strahan and McKay Leases (Richland Parish, Louisiana). We have leased 93.82% of 81.25% net revenue mineral interests in the Dixon 160 acre tract in Franklin Parish, Louisiana. The Dixon lease has two temporarily abandoned oil wells that will be re-worked, re-equipped and put back into production. The lease also has one (1) currently permitted salt water disposal well. Tradestar Resources can earn a 50% interest in the Dixon lease by paying 100% of the cost of re-establishing production. Tradestar Energy will operate the lease for us.

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

	Number of Operating Wells

	Oil		Gas
	Gross	Net	Gross	Net
Louisiana	4	3.00
Texas	2	2.00	1	0.03

	6	5.00	1	0.03

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through July 31, 2009. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	For the Year Ended July 31, 2009	For the Year Ended July 31, 2008	Period from Inception to July 31, 2009

Production Data
Oil (MBbls)	6.5	9.4	26.0
Natural gas (MMcf)	16.6	12.8	47.2
Total (MMcfe)	55.6	69.8	203.2
Average Prices:
Oil (per Bbl)	$ 62.98	$ 102.07	$ 76.14
Natural gas (per Mcf)	$ 4.69	$ 7.79	$ 5.98
Total (per Mcfe)	$ 8.76	$ 15.32	$ 11.13
Average Costs (per Mcfe):
Lease operating expenses(1)	$ 6.11	$ 8.89	$ 6.20
Production tax expense	$ 0.49	$ 0.66	$ 0.35

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

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this annual report:

	Gross (1)	Net
Developed Acreage
Illinois	-	-
Louisiana	175.89	131.92
Oklahoma	-	-
Texas	219.00	77.04
Undeveloped Acreage
Illinois	2,993.59	2,790.29
Louisiana	160.00	150.08
Oklahoma	11,000.00	440.00
Texas	143.00	138.84

Total	14,691.48	3,729.17

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

Drilling Activity

As of the date of this annual report, we have participated in one (1) drilling venture with Brayton Operating Company based in Corpus Christi, Texas. A 12.5% working interested was purchased in a middle-lower Frio test (Meeks No. B-1), Victoria County, Texas. The prospect was based on 3-D seismic data and adjacent well information. The well was drilled, logged and plugged as indicated gas sands were deemed uneconomic. We have completed five (5) workovers of producing or previously producing wells on our leases in the Delhi South and Big Creek fields in Richland and Franklin Parishes, Louisiana. We also participated in the side-track re-entry on the Janssen No. A-1 in Karnes County, Texas. All producing wells in Louisiana are operated for us by Tradestar Energy based in Hot Springs, Arizona. The Welder (Barge Canal) wells are operated for us by Carter E&P, LLC, based in Corpus Christi, Texas. The Janssen lease (Karnes Co., Texas) is operated by PROEX Energy Management Company ("Proex") based in Houston, Texas. We pay a monthly management fee to the operating companies for their services.

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

We are currently negotiating to purchase a 220 acre lease containing five wells and one salt water disposal well in the area of our Strahan Lease (Richland Parish, Louisiana). Additionally, we have leased 93.82% (81.25% NRI) of the mineral interest in the 160 acre Dixon lease adjacent to our Holt lease in Franklin Parish, Louisiana.

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

Plan of Operations

Our plan of operations for the next twelve months in Louisiana is to continue leasing in the Delhi South Field area and to continue producing oil from our Holt and Strahan leases. Additionally, we expect Tradestar Resources to put two wells on the Dixon lease back into commercial production following which we will have a 50% non-operated working interest in the lease and wells. The majority of the proposed lease acquisitions (Delhi area) have temporarily abandoned, previously producing wells within the proposed lease areas as well as salt water disposal wells. Leasing provisions apply only to gas wells, and exclude shut-in oil wells. We plan to re-work the wells on the acquired leases in order to restore and/or increase production.

Leasing will continue in Jefferson County, Illinois with emphasis moving from current targets in the Oakdale and Donoho prospect areas, to potential secondary recovery (waterflood) projects. We currently have approximately 500 acres partially or completely leased within a previously produced, currently abandoned, oil field. Once leasing in the historic field area is completed, we plan to commence a "pilot" flood operation using 4 to 5 injection wells and one recovery well. If the pilot operation is successful, we will move to put in a full scale waterflood recovery system. We have also identified ten (10) possible "pinnacle reef" targets using subsurface mapping of coal highs and thins. We are currently running title in Macon and Fayette Counties following which we will begin leasing operations. We are also reviewing the use of 3-D seismic in Illinois to located pinnacle reef structures. We may purchase 2-D and or 3-D seismic or take seismic options and bring in joint venture partners to participate in proprietary seismic shoots.

In Texas, we plan to continue producing oil and gas from our Welder (Barge Canal) lease. We have completed leasing on our Koliba Prospect (143 acres) in Victoria County and plan to drill the Koliba No. 2 offset well in late 2009 or early 2010. We will continue to maintain our 3.0% non-operated working interest in the Janssen No. A-1 well (gas and minor condensate) in Karnes County, Texas. The Company has acquired 5 non-proprietary 3D seismic surveys in Kenedy, Kleburg, Bee, Refugio and Matagorda Counties. To date, we have identified a significant seismic target in the Kenedy survey and will be submitting a lease to the mineral owners in fourth quarter 2009. Preliminary results in Bee and Refugio Counties are also encouraging.

In connection with the Little Mule Creek Project, we maintain a fractional (4%) leasehold interest in approximately 11,000 acres in Woods and Alfalfa Counties, Oklahoma. The operator, Savoy Energy, L.P. may sell or assign all or portions of the leasehold to third parties. In that event, we will participate in any sales proceeds, retained ORRI or other consideration proportionate to our 4% interest.

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

To participate in the projects outline above, we estimate that we will need to spend approximately $2,600,000 during the next 12 months. At July 31, 2009, we had $18,793 of cash on hand and a working capital deficit of $807,435. On October 15, 2009, we completed a private placement for gross proceeds of $2,500,000 (and net proceeds of approximately $2,000,000). As such, we estimate that we will need to receive additional funds of approximately $600,000 during the next twelve months, either through the sale of capital stock or from borrowing. We may not be able to obtain such financing, in which case we will not be able to pursue our plan of operations and our business may fail.

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

We will need to obtain additional financing in order to pursue our business plan. As of July 31, 2009, we had cash on hand of $18,793 and a working capital deficit of $807,435. Our business plan calls for expenses of approximately $2,600,000 over the next twelve months in connection with the exploration and development of our properties. On October 15, 2009, we completed a private placement for gross proceeds of $2,500,000 (and net proceeds of approximately $2,000,000). As such, we estimate that we will need to receive additional funds of approximately $600,000 to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current stockholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended July 31, 2008 and 2009, and for the period from inception to July 31, 2009 have been prepared assuming that we will continue as a going concern. Since inception to July 31, 2009, we have incurred an accumulated net loss of $7,570,277, and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following tables set forth the high and low bid price per share of our common stock, as quoted on the OTC Bulletin Board, for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.
Quarter Ended	High	Low
July 31, 2009	$0.70	$0.30
April 30, 2009	N/A	N/A
January 31, 2009	N/A	N/A
October 31, 2008	N/A	N/A

(1)    Shares of our common stock became quoted on the OTC Bulletin Board on August 14, 2008, but the first reported trade not occur until on or about May 12, 2009.

On November 9, 2009, the low bid price of our common stock was $0.34 per share, the high ask price of our common stock was $0.38 per share, and the closing price was $0.39 per share. We do not have any securities that are currently traded on any other exchange or quotation system.

Holders

As of November 9, 2009, we had 114 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of July 31, 2009:

Equity Compensation Plan Information

		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
(a)	Equity compensation plans approved by security holders (2009 Stock Incentive Plan)	6,530,000	$0.34	3,470,000
(b)	Equity compensation plans not approved by security holders	552,041 (1)	$0.42	Nil

(1) On July 5, 2007 the Company issued 385,000 share purchase warrants exercisable at $0.35 per share, 4,000 share purchase warrants exercisable at $0.50 per share, and 163,041 share purchase warrants exercisable at $0.60 per share pursuant to finders' fees agreements.

2009 Restated Stock Incentive Plan

On May 21, 2009, our Board of Directors authorized and approved the adoption of the 2009 Restated Stock Incentive Plan (the "2009 Plan"), which absorbs and replaces the 2007 Stock Incentive Plan, under which an aggregate of 10,000,000 of our shares may be issued.

The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2009 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2009 Plan. An aggregate of 10,000,000 of our shares may be issued pursuant to the grant of awards under the 2009 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the administrator under the 2009 Plan. If the administrator under the 2009 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant's service has been terminated for "cause", he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2009 Plan is not complete and is qualified in its entirety by reference to the 2009 Plan, a copy of which has been filed with the SEC.

Recent Sales of Unregistered Securities

We have previously reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K all of our issuances of unregistered securities from August 1, 2008 (the beginning of its fiscal year ended July 31, 2009) to date. A summary of these issuances is provided below:

  On August 25, 2008, we issued 100,000 Units at a subscription price of $0.60 per Unit for gross proceeds of $60,000. Each Unit is comprised of one share of our common stock and one-half of one common stock share purchase warrant, with each such whole warrant being exercisable for one additional common share at an exercise price of $1.00 per warrant share, for a period of three years from the date that our common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008. We relied on an exemption from registration under the Securities Act provided by Regulation S with respect to the two subscribers in this private placement.

  On August 25, 2008, we issued 83,333 Units at a subscription price of $0.60 per Unit for gross proceeds of $50,000. Each Unit is comprised of one share of our common stock and one common stock share purchase warrant, which each warrant exercisable for one additional common share at an exercise price of $1.00 per warrant share, for a period of three years from the date that our common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008. We relied on an exemption from registration under the Securities Act provided by Regulation S with respect to the one subscriber in this private placement.

  On August 29, 2008, we completed a private placement for 570,000 Units at a subscription price of $0.60 per Unit for gross proceeds of $342,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional common share at an exercise price of $1.00 per warrant share, for a period of one year from the date our common stock is first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008. We relied on an exemption from registration under the Securities Act provided by Regulation S with respect to the three subscribers in this private placement.

  On September 16, 2008, we completed a private placement for 158,333 Units at a subscription price of $0.60 per Unit for gross proceeds of $95,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional common share at an exercise price of $1.00 per warrant share, for a period of one year from the date our common stock is first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008. We relied on an exemption from registration under the Securities Act provided by Rule 506 with respect to the two subscribers in this private placement.

  On October 10, 2008, we completed a private placement of 83,333 Units at a subscription price of $0.60 per Unit for gross proceeds of $50,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional common share at an exercise price of $1.00 per warrant share, for a period of one year from the date our common stock is first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008. We relied on an exemption from registration under the Securities Act provided by Rule 506 with respect to the one subscriber in this private placement.

  Effective May 18, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on June 1, 2009, we issued 200,000 shares of our restricted common stock to one shareholder at a deemed issuance price of $0.35 per share. We relied on an exemption pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

  Effective June 1, 2009, we entered into a business development services agreement. In accordance with the terms of the agreement, we issued 250,000 shares of our restricted common stock to one shareholder at a deemed issuance price of $0.35 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

  Effective June 1, 2009, we completed a shares for debt subscription agreement. In accordance with the terms of the agreement, we issued 171,429 shares of our restricted common stock to one subscriber at a deemed subscription price of $0.35 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

  Effective June 17, 2009, we issued 33,334 shares of restricted common stock to one shareholder pursuant to the terms of a consulting agreement at a deemed price of $0.35 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

  Effective July 14, 2009, we issued 85,714 shares of restricted common stock to two shareholders pursuant to the terms of a consulting agreement at a deemed price of $0.35 per share. We relied on an exemption from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

  Effective July 31, 2009, we issued 57,144 shares of restricted common stock to one shareholder pursuant to the terms of a services agreement at a deemed price of $0.35 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

  Effective September 15, 2009 we completed (i) a private placement for 460,166 Units to seven subscribers at a subscription price of $0.30 per Unit for gross proceeds of $138,050 and (ii) a private placement for 479,332 Units to four subscribers at a subscription price of $0.30 per Unit for the conversion of debt in the amount of $143,800. Each Unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional common share at an exercise price of $0.40 per warrant share, for a period of three years from the date of issuance. We relied on exemptions from registration under the Securities Act provided by Regulation S (with respect to eight of the subscribers) and Rule 506 of Regulation D (with respect to the remaining three subscribers).

  Effective October 6, 2009, we issued 66,666 shares of restricted common stock to one shareholder pursuant to the terms of a consulting agreement at a deemed price of $0.35 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

  Effective October 12, 2009, we issued 100,000 shares of restricted common stock to one shareholder pursuant to the terms of a services agreement at a deemed price of $0.20 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

  On October 15, 2009 we completed a private placement for 12,500,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $2,500,000, of which $310,000 were received in the form of debt conversion. Each Unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional common share at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance. We relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D (with respect to 29 of the 30 purchasers) and Regulation S (with respect to the remaining purchaser).

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2008 and 2009, and for the period from inception (April 12, 2005) to July 31, 2009 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to continue with the exploration and development of our oil and gas properties in the United States. Our planned acquisitions and development of existing properties is described in detail in this annual report under "Business--Plan of Operations".

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:

	Year Ended July 31, 2009	Year Ended July 31, 2008	For the Period from Inception (April 12, 2005) to July 31, 2009

Oil and Gas Revenues	$ 490,991	$ 1,072,380	$ 2,265,111

Expenses
Consulting	975,606	541,249	1,995,432
Consulting, stock-based	611,016	104,222	1,571,405
Depreciation and depletion	80,303	57,676	211,467
Direct operating costs	389,547	657,050	1,709,988
General and administrative	165,254	116,546	420,842
Impairment of oil and gas properties	-	-	233,306
Interest and financing charges	64,986	-	64,986
Management fees	343,768	340,933	1,047,325
Management fees, stock based	456,000	-	1,656,000
Professional fees	156,710	359,106	615,649
Travel and promotion	59,519	112,032	338,203

	3,302,709	2,288,814	9,864,603

Net Loss Before Other Items	(2,811,718)	(1,216,434)	(7,599,492)

Other Items
Interest and other income	8,288		8,288
Foreign exchange	20,927	-	20,927

Net Loss	$ (2,782,503)	$ (1,216,434)	$ (7,570,277)

Year Ended July 31, 2009 Compared to the Year Ended July 31, 2008

We are an exploration stage company. We recorded a net loss of $2,782,503 during the year ended July 31, 2009, compared to $1,216,434 for the year ended July 31, 2008.

Revenue

Revenue from oil and gas properties was $490,991 in the year ended July 31, 2009, compared to $1,072,380 in the prior year. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $355,880 for the year ended July 31, 2009, as compared to $645,813 for the year ended July 31, 2008. The wells produced oil and gas relatively evenly throughout the year ended July 31, 2009, with minor fluctuations due to ongoing maintenance. Oil production was 14% less than the prior fiscal year, while average oil selling prices were 39% lower than the prior year. Gas production was 35% more than the prior fiscal year, while average gas selling prices decreased by 40% from the prior fiscal year. Flooding and maintenance caused significant interruptions in gas production during the prior year.

  South Delhi/Big Creek Field: Revenue from the South Delhi and Big Creek Field projects was $122,653 for the year ended July 31, 2009, as compared to $408,410 for the year ended July 31, 2008. As with Barge Canal, average oil selling prices for oil were 39% lower than the prior year. Additionally, oil production for the year decreased by 55% from the prior period. The decrease in production resulted from flooding and delays related to an above average hurricane season, as well as a decrease in producing wells during the year and planned downtime for ongoing maintenance.

  Janssen Lease: Revenue from the Janssen Lease project was $12,458 for the year ended July 31, 2009, as compared to $16,356 for the year ended July 31, 2008. Gas production was consistent with the prior fiscal year, while average gas selling prices decreased by 40% from the prior fiscal year.

Operating Expenses

Operating expenses incurred during the fiscal year ended July 31, 2009 were $3,302,709, compared to $2,288,814 in the prior year. Significant changes and expenditures are outlined as follows:

  Consulting fees were $975,606 in the year ended July 31, 2009, compared to $541,249 in the prior year, with the significant increase relating primarily to the use of external consultants to assist with business development leading up to the commencement of trading in the fourth quarter of the current fiscal year.

  Stock-based consulting fees were $611,016 in the year ended July 31, 2009, compared to $104,222 in the prior year. The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

  Depreciation and depletion expense was $80,303 in the year ended July 31, 2009, compared to $57,676 in the prior year, with the increase resulting from a full year of amortization on the Louisiana properties which were reclassified as proved during the prior fiscal year and a decrease in total reserves upon economic evaluation as of July 31, 2009.

  Direct operating costs were $389,547 in the year ended July 31, 2009, compared to $657,050 in the prior year. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $157,969 during the year ended July 31, 2009 (representing approximately 44% of gross production sales for Barge Canal during the period) were relatively consistent throughout the year ended July 31, 2009. Direct operating costs of $361,252 during the year ended July 31, 2008 (representing approximately 56% of gross production sales for Barge Canal during the period) were relatively consistent throughout the year ended July 31, 2008. The decrease in operating costs from the prior period was primarily due to maintenance and workover costs incurred in December 2007.

    South Delhi/Big Creek Field: Direct operating costs of $205,279 for the fiscal year ended July 31, 2009 (representing approximately 167% of gross production sales for this project during the period) were high due to significant maintenance charges that interrupted production for extended periods of time. Direct operating costs of $292,605 for the fiscal year ended July 31, 2008 (representing approximately 72% of gross production sales for this project during the period) were higher overall than the current year but a significantly lower percentage of gross sales. This is due primarily to the decrease in production and average sales pricing for oil during the current year. Additionally, during the fiscal year ended July 31, 2009 we wrote down a $21,875 reclamation deposit outstanding from a past operator of the South Delhi/Big Creek Field project.

    Janssen Lease: Direct operating costs of $4,424 for the fiscal year ended July 31, 2009 (representing approximately 36% of gross production sales for this project during the period) were relatively consistent throughout the year ended July 31, 2009 but higher than the prior year. Direct operating costs of $3,193 for the fiscal year ended July 31, 2008 (representing approximately 20% of gross production sales for this project during the period).

  General and administrative expenses were $165,254 in the year ended July 31, 2009, compared to $116,546 in the prior year, with the increase resulting primarily from fees and service costs relating to the listing process, which decreased in the last half of the current fiscal year.

  Interest and financing charges increased to $64,986 during the year ended July 31, 2009 from $Nil during the same period ended July 31, 2008. Interest and financing charges includes accrued interest on promissory notes not outstanding in the prior year.

  Management fees were $343,768 in the year ended July 31, 2009, compared to $340,933 in the prior year, with the difference resulting primarily from fluctuations in services provided by management during the current and prior years.

  Stock-based management fees were $456,000 in the year ended July 31, 2009, compared to $Nil in the prior year. The current year charges result from the fair valuation of options granted to or earned by management during the period.

  Professional fees were $156,710 in the year ended July 31, 2009, compared to $359,106 in the prior year. The decrease from the prior year results from reductions in corporate activity in the current year under difficult market conditions, and additional work in the prior year relating to our financing activities, stock and option issuances and listing requirements.

  Travel and promotion charges were $59,519 in the year ended July 31, 2009, compared to $112,032 in the prior year, with the decrease resulting primarily from limited investment related activities due to market conditions during the current year.

Our net loss for the year ended July 31, 2009 was $2,782,503 or ($0.10) per share, compared to a net loss of $1,216,434 or ($0.04) per share in the prior period.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of July 31, 2008 and July 31, 2007:

	July 31, 2009	July 31, 2008

Cash reserves	$ 18,793	$ 67,650
Working capital (deficit)	(807,435)	(164,287)

Subject to the availability of additional financing, we intend to spend approximately $2,600,000 over the next twelve months in carrying out our plan of operations. At July 31, 2009, we had $18,793 of cash on hand and a working capital deficit of $807,435. On October 15, 2009, we completed a private placement for gross proceeds of $2,500,000 (and net proceeds of approximately $2,000,000). As such, our working capital will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We estimate that we will need to receive additional funds of approximately $600,000 during the next twelve months, either through the sale of capital stock or from borrowing. Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil decreased from approximately $150 per barrel in 2008 to under $40 per barrel in February of 2009 but has increased to approximately $80 per barrel as of late October 2009. If the price of oil drops to levels seen earlier in the year, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at July 31, 2009, we had accumulated losses of $7,570,277 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities

Operating activities in the year ended July 31, 2009 used cash of $1,225,438 compared to $961,214 in the year ended July 31, 2008. Operating activities in the period from inception on April 12, 2005 to July 31, 2009 used cash of $3,379,916. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.

Net Cash Used in Investing Activities

In the year ended July 31, 2009, investing activities used cash of $98,376 compared to $208,158 in the year ended July 31, 2008. The changes between such periods relates primarily to a decrease in acquisition costs over the prior year. In the period from inception to July 31, 2008, investing activities used cash of $1,793,638 relating to the acquisition and exploration of our properties.

Net Cash Provided by Financing Activities

As we have had limited revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities in the year ended July 31, 2009 provided cash of $1,274,957 compared to $569,300 in the year ended July 31, 2008. In the period from inception to July 31, 2009, financing activities provided net cash of $5,192,347 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our year ended July 31, 2009 for a summary of significant accounting policies.

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

ITEM 8.             FINANCIAL STATEMENTS

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2009

Report of the Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Strategic American Oil Corporation

We have audited the accompanying consolidated balance sheets of Strategic American Oil Corporation (an exploration stage company) as of July 31 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2009 and 2008 and the period from April 12, 2005 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Strategic American Oil Corporation as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended July 31, 2009 and 2008 and the period from April 12, 2005 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 12, 2009

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	July 31, 2009	July 31, 2008

CURRENT ASSETS
Cash	$ 18,793	$ 67,650
Accounts receivable	35,073	189,514
Prepaid expenses and deposits	44,478	41,641

	98,344	298,805

RECLAMATION BONDS (Note 3)	59,317	81,192
EQUIPMENT (Note 4)	29,830	43,037
OIL AND GAS PROPERTIES (Note 5)
Proved properties	986,926	823,706
Unproved properties	295,454	398,222

	1,282,380	1,221,928

	$ 1,469,871	$ 1,644,962

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 403,804	$ 339,592
Convertible notes (Note 6)	42,718	-
Due to related parties (Note 7)	459,257	123,500

	905,779	463,092

ASSET RETIREMENT OBLIGATIONS (Note 8)	22,662	15,365

	928,441	478,457

STOCKHOLDERS' EQUITY
Capital Stock (Note 9)
Common stock $0.001 par value: 500,000,000 shares
authorized, 29,350,827 (2008 - 27,615,351) shares
issued and outstanding	29,351	27,616
Additional paid-in capital	7,688,912	5,858,561
Obligation to issue shares	37,382	-
Share subscriptions	356,062	68,012
Deficit accumulated during the exploration stage	(7,570,277)	(4,787,774)

	541,430	1,166,505

	$ 1,469,871	$ 1,644,962

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31, 2009	Year Ended July 31, 2008	Period from April 12, 2005 (inception) to July 31, 2009

OIL AND GAS REVENUES (Note 7)	$ 490,991	$ 1,072,380	$ 2,265,111

EXPENSES
Consulting	975,606	541,249	1,995,432
Consulting, stock-based (Note 9)	611,016	104,222	1,571,405
Depreciation and depletion	80,303	57,676	211,467
Direct operating costs (Note 7)	389,547	657,050	1,709,988
General and administrative	165,254	116,546	420,842
Impairment of oil and gas properties (Note 5)	-	-	233,306
Interest and financing charges (Notes 6 and 7)	64,986	-	64,986
Management fees (Note 7)	343,768	340,933	1,047,325
Management fees, stock-based (Notes 7 and 9)	456,000	-	1,656,000
Professional fees	156,710	359,106	615,649
Travel and promotion	59,519	112,032	338,203

	3,302,709	2,288,814	9,864,603

LOSS BEFORE OTHER ITEMS	(2,811,718)	(1,216,434)	(7,599,492)

OTHER ITEMS
Interest and other income	8,288	-	8,288
Foreign exchange gain	20,927	-	20,927

NET LOSS	$ (2,782,503)	$ (1,216,434)	$ (7,570,277)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.10)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	28,611,028	27,399,315

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 12, 2005 (INCEPTION) TO JULY 31, 2009

						Deficit Accumulated During the
	Common Stock		Additional	Obligation to	Share	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Issue Shares	Subscriptions	Stage	Equity

Balance, April 12, 2005 and July 31, 2005	-	$ -	$ -	$ -	$ -	$ -	$ -

Issued for cash:
- $0.001 per share	16,000,000	16,000	-	-	-	-	16,000
- $0.10 per share	4,013,036	4,013	397,291	-	-	-	401,304
- $0.35 per share	1,022,145	1,022	356,728	-	-	-	357,750
- $0.50 per share	1,100,000	1,100	548,900	-	-	-	550,000
Issued on the settlement of debt:
- $0.001 per share	200,000	200	-	-	-	-	200
- $0.10 per share	136,931	137	13,556	-	-	-	13,693
Share issuance costs	-	-	(68,600)	-	-	-	(68,600)
Net loss for the year	-	-	-	-	-	(400,476)	(400,476)

Balance, July 31, 2006	22,472,112	22,472	1,247,875	-	-	(400,476)	869,871

Issued for cash:
- $0.50 per share	180,000	180	89,820	-	-	-	90,000
- $0.60 per share	3,538,573	3,539	2,119,606	-	-	-	2,123,145
Issue for services at $0.35 per share	500,000	500	174,500	-	-	-	175,000
Share subscriptions received	-	-	-	-	33,012	-	33,012
Stock based compensation	-	-	1,881,667	-	-	-	1,881,667
Share issuance costs	-	-	(168,914)	-	-	-	(168,914)
Net loss for the year	-	-	-	-	-	(3,170,864)	(3,170,864)

Balance, July 31, 2007	26,690,685	$ 26,691	$ 5,344,554	$ -	$ 33,012	$ (3,571,340)	$ 1,832,917

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 12, 2005 (INCEPTION) TO JULY 31, 2009

						Deficit Accumulated During the
	Common Stock		Additional	Obligation to	Share	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Issue Shares	Subscriptions	Stage	Equity

Balance, July 31, 2007	26,690,685	$ 26,691	$ 5,344,554	$ -	$ 33,012	$ (3,571,340)	$ 1,832,917

Issued for cash at $0.60 per share	724,666	725	434,075	-	-	-	434,800
Issued for services at $0.41 per share	200,000	200	81,800	-	-	-	82,000
Share subscriptions received	-	-	-	-	35,000	-	35,000
Stock based compensation	-	-	22,222	-	-	-	22,222
Share issuance costs	-	-	(24,000)	-	-	-	(24,000)
Net loss for the year	-	-	-	-	-	(1,216,434)	(1,216,434)

Balance, July 31, 2008	27,615,351	27,616	5,858,651	-	68,012	(4,787,774)	1,166,505

Issued for cash:
- $0.60 per share	894,999	895	536,105	-	(50,000)	-	487,000
Issued for debt:
- $0.35 per share	171,429	171	59,829	-	-	-	60,000
- $0.60 per share	100,000	100	59,900	-	-	-	60,000
Issued for services:
- $0.35 per share	85,714	86	29,914	-	-	-	30,000
- $0.48 per share	33,334	33	15,967	-	-	-	16,000
- $0.50 per share	450,000	450	224,550	-	-	-	225,000
Share subscriptions received	-	-	-	-	338,050	-	338,050

Obligation to issue shares	-	-	-	37,382	-	-	37,382
Stock based compensation	-	-	801,912	-	-	-	801,912
Fair value of beneficial conversion and warrants issued in connection with convertible notes	-	-	137,934	-	-	-	137,934
Share issuance costs	-	-	(35,850)	-	-	-	(35,850)
Net loss for the year	-	-	-	-	-	(2,782,503)	(2,782,503)

Balance, July 31, 2009	29,350,827	$ 29,351	$ 7,688,912	$ 37,382	$ 356,062	$ (7,570,277)	$ 541,430

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2009	Year Ended July 31, 2008	Period from April 12, 2005 (inception) to July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,782,503)	$ (1,216,434)	$ (7,570,277)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	80,303	57,676	211,467
Impairment of oil and gas properties	-	-	233,306
Non-cash interest and financing charges	63,364	-	63,364
Stock based compensation	1,067,016	104,222	3,227,405
Write-off of reclamation bond	21,875	-	21,875

Changes in operating assets and liabilities:
Accounts receivable	154,441	(100,784)	(35,073)
Other current assets	40,441	(33,272)	(1,200)
Accounts payable	151,500	227,378	491,092

NET CASH USED IN OPERATING ACTIVITIES	(1,203,563)	(961,214)	(3,358,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares and share subscriptions, net of share issuance costs	789,200	445,800	4,569,197
Proceeds from convertible notes	150,000	-	150,000
Advances from (repayments to) related parties	335,757	123,500	473,150

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,274,957	569,300	5,192,347

CASH FLOWS FROM INVESTING ACTIVITIES
Reclamation bonds	-	(19,317)	(81,192)
Purchase of equipment	(546)	(9,205)	(65,196)
Oil and gas property acquisitions and exploration	(119,705)	(179,636)	(1,646,463)

NET CASH USED IN INVESTING ACTIVITIES	(120,251)	(208,158)	(1,815,513)

(DECREASE) INCREASE IN CASH	(48,857)	(600,072)	18,793

CASH, BEGINNING	67,650	667,722	-

CASH, ENDING	$ 18,793	$ 67,650	$ 18,793

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 1:            NATURE AND CONTINUANCE OF OPERATIONS

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At July 31, 2009, the Company had a working capital deficiency of $807,435 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.

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

Management is addressing going concern remediation through raising additional sources of capital for operations and planned property acquisitions. Management's plans are intended to increase the Company's financial stability and improve the efficiency of continuing operations. The Company continues to raise capital through private placements to meet working capital requirements. Management expects to be able to complete planned property acquisitions and funding of on-going operations. These measures, if successful, will contribute to reducing the risk of going concern uncertainties for the Company over the next twelve to twenty-four months.

NOTE 2:             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Penasco. All intercompany balances and transactions are eliminated upon consolidation.

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
JULY 31, 2009

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

Equipment

Equipment is recorded at cost and amortized using the straight-line method over the estimated useful life at the following rates:

Computer equipment Furniture and fixtures Production equipment Leasehold improvements	2 years 5 years 5 years term of the lease

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. The Company operates in one cost center, being the United States.

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

Under the full cost method, the net book value of oil and natural gas properties are subject to a "ceiling" amount. The ceiling is the estimated after-tax future net cash flows from proved oil and natural gas properties, discounted at 10% per annum plus the lower of cost or fair market value of unevaluated properties. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant for the lives of the oil and natural gas reserves, except for changes that are fixed and determinable by existing contracts. The excess, if any, of the net book value above this ceiling is impaired.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Financial Instruments

The fair values of cash, accounts receivable, accounts payable, convertible notes and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the federally insured limits. The Company has not experienced a loss in such accounts nor does it expect any related losses in the near term.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At July 31, 2009 and 2008, a full deferred-tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

In April 2009, The FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on the Company's results of operations and financial position.

In June 2009, the FASB issued FAS No. 165 "Subsequent Events" ("FAS 165"). FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company's results of operations and financial position.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). Upon its adoption, the FASB Accounting Standards Codification (the "Codification") will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernment entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels - authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

NOTE 3:             RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (2008 - $41,192) and Texas $40,000 (2008 - $40,000) to cover each State's reclamation requirement for producing operations. During the fiscal year ended July 31, 2009 the Company wrote off an outstanding deposit of $21,875 issued in the State of Louisiana which covered the prior operator of the South Delhi / Big Creek Field properties.

NOTE 4:             EQUIPMENT

	July 31, 2009	July 31, 2008

Computer equipment	$ 4,632	$ 4,632
Furniture and fixtures	8,320	7,774
Leasehold improvements	11,294	11,294
Production equipment	40,950	40,950

	65,196	64,650

Less: accumulated depreciation	(35,366)	(21,613)

	$ 29,830	$ 43,037

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
JULY 31, 2009

The Strahan Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 81.25% net revenue interest in approximately 40 acres in Richland Parish, Louisiana (the "Strahan Lease").

The McKay Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease"). On November 1, 2008 the Company assigned 100% of its interest in and to the McKay No. 1 well bore and leasehold. Pursuant to the Assignment Agreement, the Company retained ownership to all surface equipment, which was subsequently moved to the Holt Lease in Franklin Parish, Louisiana. Additionally, all plugging liabilities were transferred to the purchaser and the Company retained no ORRI or working interest in the McKay No. 1 well.

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

Unproven Reserves

Janssen Lease, Texas

In October 2005 the Company entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy of Texas LLC for $220,000 plus additional payments of $13,800 to negotiate new oil, gas and mineral leases. On December 20, 2006 the Company farmed out 100% of the working interest to ETG Energy Resources, retaining a 3% back in after payout on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. At July 31, 2007 management determined the recoverable value of its interest to be $75,000 and accordingly, costs of $158,800 were written off to impairment of oil and gas properties. At July 31, 2009 management determined the recoverable value of its interest to be $20,000 and accordingly, costs of $55,000 were deemed to be impaired and added to the full cost pool, which is amortized on a unit-of-production basis.

Koliba Prospect, Texas

Through July 31, 2009 the Company has entered into several lease agreements with certain mineral owners of a 142 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 95% of the minerals rights on this tract with additional leases pending. Additionally, the Company paid $70,000 for an assignment of oil and gas leases on 64 adjacent and contiguous acres. This Assignment includes several leases with numerous mineral owners.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through July 31, 2009 the Company has entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 2,994 gross acres pursuant to which the Company has a 100% working interest and a 87.5% net revenue interest.

Dixon Prospect, Louisiana

Through July 31, 2009, the Company has leased 93.82% of 81.25% net revenue mineral interests in the Dixon 160 acre tract in Franklin Parish, Louisiana. The Dixon lease has two temporarily abandoned oil wells and one currently permitted salt water disposal well.

Little Mule Creek Project, Oklahoma

In October 2007 the Company entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Under the terms of the agreement, the Company's interest is subject to a 25% back in after payout, which would reduce the Company's interest to 3.0%. The prospect consists of approximately 11,550 acres. To July 31, 2009 the Company has paid for a pro-rata share of land and geology-geophysical costs, charges to exercise additional lease options (prorata share), and a prorata share of drilling costs. The initial well was drilled and tested and deemed to be uneconomical for commercial oil and gas production, and was plugged in the second quarter of 2009. Accordingly, acquisition and development costs of $163,773 were deemed to be impaired during the period and added to the full cost pool, which is amortized on a unit-of-production basis.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Gobbler's Knob Prospect, Illinois

Through December 15, 2008 the Company had entered into several oil and gas leases in Hamilton County, Illinois. The leases total approximately 214 gross acres pursuant to which the Company has a 100% working interest and 87.5% net revenue interest. On December 15, 2008 the Company assigned all 214 gross acres of the Gobbler's Knob prospect. Pursuant to the Assignment Agreement, the Company retained a 7.5% ORRI and 10% back in after payout on any reworked drilled wells, and the purchaser must re-work or drill one well each 12 months to hold the acreage. Accordingly, acquisition costs of $3,700 were deemed to be impaired and added to the full cost pool, which is amortized on a unit-of-production basis.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	July 31, 2009	July 31, 2008

Proven or Evaluated Reserves
Barge Canal	$ 593,767	$ 595,424
South Delhi / Big Creek Field	346,787	337,833
Impaired properties	222,473	-

	1,163,027	933,257

Accumulated depletion	(176,101)	(109,551)

	986,926	823,706

Unproven or Unevaluated Reserves
Janssen Lease	20,000	75,000
Little Mule Creek	-	144,090
Illinois prospects	164,272	154,347
Louisiana prospects	22,944	9,474
Texas prospects	88,238	15,311

	295,454	398,222

	$ 1,282,380	$ 1,221,928

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	July 31, 2009	July 31, 2008

Acquisition Costs
Barge Canal	$ 572,456	$ 572,456
Janssen Lease	20,000	75,000
Little Mule Creek	-	43,086
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	164,272	154,347
Louisiana prospects	22,944	9,474
Texas prospects	88,238	15,311
Impaired acquisition costs	101,786	-

	1,259,986	1,159,964

Development Costs
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

Exploration Costs
Little Mule Creek	-	101,004
Impaired exploration costs	120,687	-

	120,687	101,004

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Retirement Obligations
Barge Canal	9,065	10,722
South Delhi / Big Creek Field	13,597	4,643

	22,662	15,365

	$ 1,458,481	$ 1,331,479

NOTE 6:             CONVERTIBLE NOTES

On March 25, 2009, the Company completed a convertible debenture financing of $150,000 issuing convertible promissory notes that bear interest at 15% per annum. If not converted, the notes would be due on September 25, 2010. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into shares of the Company's common stock at a price of the greater of $0.25 or the current market price less 10%. Additionally, the Company issued to the Lender, as fully paid and non-assessable, 600,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.60 per Warrant Share and for an exercise period of up to September 25, 2010. The Company retained the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium.

The Company determined and recognized the fair value of the embedded beneficial conversion feature of $75,998 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

The Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $61,935 as a component of stockholders' equity. For the year ended July 31, 2009 interest expense of $30,652 has been accreted increasing the carrying value of the convertible debentures to $42,718 as at July 31, 2009. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of eighteen months, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 131%.

NOTE 7:             RELATED PARTY TRANSACTIONS

The Company had transactions with certain officers and directors of the Company for the fiscal year ended July 31, 2009 as follows:

  recorded production revenues of $355,880 (2008 - $645,813) and incurred production costs of $157,969 (2008 - $361,252) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

  incurred management fees of $343,768 (2008 - $340,933) and recorded stock-based compensation charges of $456,000 (2008 - $Nil) to officers and directors, of which $244,257 was payable at July 31, 2009 (2008 - $44,500). The balance is non-interest bearing and payable on demand;

  repaid $10,000 on an outstanding promissory note issued to an officer of the Company leaving a remaining balance of $44,000 which was repaid in full subsequent to the fiscal year end, and incurred $8,428 (2008 - $1,732) in interest and finance charges;

  incurred $4,500 (2008 - $1,865) in interest and finance charges on a $25,000 promissory note (outstanding at July 31, 2009 and 2008) issued to a director of the Company, which was repaid in full subsequent to the fiscal year end;

  issued a $100,000 promissory note bearing interest at 18% per annum to a direct family member of an officer and a director of the Company which was repaid in full subsequent to the fiscal year end, and incurred $7,742 (2008 - $Nil) in interest and finance charges on the $100,000 promissory note; and

  issued a $27,500 promissory note bearing interest at 18% per annum, which is due on demand, to an officer of the Company which was repaid in full subsequent to the fiscal year end, and incurred $1,338 (2008 - $Nil) in interest and finance charges; and

  issued a $18,500 promissory note bearing interest at 18% per annum, which is due on demand, to a director of the Company which was repaid in full subsequent to the fiscal year end, and incurred $1,259 (2008 - $Nil) in interest and finance charges.

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties. All amounts owed are unsecured.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 8:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration.

A reconciliation between the opening and closing ARO's balances is provided below:

	July 31, 2009	July 31, 2008

Barge Canal
Opening balance	$ 10,722	$ -
Liabilities incurred	-	10,722
Revisions	(1,956)	-
Accretion expense	299	-

	9,065	10,722

South Delhi / Big Creek Field
Opening balance	4,643	-
Liabilities incurred	-	4,643
Revisions	8,505	-
Accretion expense	449	-

	13,597	4,643

	$ 22,662	$ 15,365

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the ARO's at a fair value of $37,613 and capitalized this to proved oil and gas properties. The ARO's will accrete to $54,311 until the time at which it is expected to be settled. A discount rate of 6% was used to calculate the present value of the ARO. Actual retirement costs will be recorded against the ARO's when incurred. Any difference between the recorded ARO's and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

NOTE 9:             CAPITAL STOCK

Share Capital

The Company's capitalization at July 31, 2009 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

2009 Share Transactions

On August 25, 2008 the Company completed a private placement in settlement of debt for an aggregate of 100,000 Units of the Company, at a subscription price of $0.60 per Unit, with each such Unit being comprised of one common share of common stock of the Company and one-half of one common stock share purchase warrant of the Company, with each such whole warrant being exercisable for one additional common share of the Company at an exercise price of $1.00 per warrant share for a period of three years from the date that the Company's common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

On August 25, 2008 the Company completed a private placement for an aggregate of 83,333 Units of the Company, at a subscription price of $0.60 per Unit, with each such Unit being comprised of one common share and one common share purchase warrant, with each such warrant being exercisable for one additional common share of the Company at an exercise price of $1.00 per warrant share for a period of one year from the date that the Company's common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008.

On August 29, 2008 the Company completed a private placement for 570,000 Units at a subscription price of $0.60 per Unit, with each Unit being comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per warrant share, for a period of one year from the date the Company's common stock are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008.

On September 16, 2008 the Company completed a private placement for 158,333 Units at a subscription price of $0.60 per Unit, with each Unit being comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per warrant share, for a period of one year from the date the Company's common stock are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008.

On October 10, 2008 the Company completed a private placement of 83,333 Units at a subscription price of $0.60 per Unit, with each Unit being comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per warrant share, for a period of one year from the date the Company's common stock are first listed for trading on any stock exchange or over-the-counter bulletin board market, being August 14, 2008.

On June 1, 2009, the Company issued 200,000 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.50 per share or $100,000 as a stock-based consulting expense.

On June 9, 2009 the Company issued 171,429 shares of its common stock pursuant to a debt conversion and subscription agreement with a value of $60,000 or $0.35 per share.

On June 9, 2009, the Company issued 250,000 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.50 per share or $125,000 as a stock-based consulting expense.

On June 30, 2009, the Company issued 33,334 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.48 per share or $16,000 as a stock-based consulting expense.

On July 31, 2009, the Company issued 85,714 shares of its common stock pursuant to a Consulting Services Agreement. The Company recorded the fair value of the shares issued at $0.35 per share or $30,000 as a stock-based consulting expense.

The Company has not separately disclosed the fair market value of the warrants attached to the unit private placements during the current and prior fiscal years.

Share Purchase Warrants

A summary of the Company's stock purchase warrants as of July 31, 2009 and changes during the year is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life

Balance, July 31, 2007	6,392,759	$ 0.81	1.79

Issued	724,666	1.00	1.33

Balance, July 31, 2008	7,117,425	0.83	0.79

Issued	1,544,999	1.00	1.10
Cancelled or expired	(2,302,145)	0.60	-

Balance, July 31, 2009	6,360,279	$ 0.91	0.20

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

Stock Compensation Plan

On July 5, 2007 the Company adopted the 2007 Stock Incentive Plan allowing for the issuance of up to 10,000,000 common shares. On May 21, 2009, the Board of Directors authorized and approved the adoption of the 2009 Restated Stock Incentive Plan (the "2009 Plan"), which absorbs and replaces the 2007 Stock Incentive Plan, under which an aggregate of 10,000,000 shares may be issued. The Stock Incentive Plan is administered by the Board of Directors which determines, among other things, (i) the persons to be granted awards under the Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted.

On July 5, 2007 the Company granted a total of 3,800,000 stock options to consultants, officers and directors, of which 3,700,000 vested immediately and the remaining 100,000 vest over 18 months. Of the 3,800,000 options granted, 250,000 were granted at an exercise price of $0.10 per share and 3,550,000 were granted at an exercise price of $0.35 per share. The term of the options is ten years. The $1,915,000 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.25%, a dividend yield of 0%, and an expected volatility of 100%. An amount of $11,111 was recorded as stock based consulting fees during the fiscal year ended July 31, 2009 (2008 - $22,222).

On March 18, 2009, the Company granted a total of 500,000 stock options at an exercise price of $0.35 per share to a consultant which vested immediately. The term of the options is three years. The $130,000 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 129%. An amount of $130,000 was recorded as stock based consulting fees during the fiscal year ended July 31, 2009 (2008 - $Nil).

On May 21, 2009 the Company granted a total of 2,230,000 stock options with an exercise price of $0.35 per share to consultants, officers and directors, of which 950,000 vested immediately and the remaining 1,280,000 vest over 18 months. The term of the options is ten years. The $1,070,400 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 105%. An amount of $456,000 was recorded as stock based management fees during the fiscal year ended July 31, 2009 (2008 - $Nil). Of the $614,400 fair value of the options issued to consultants, $204,800 was recorded as stock based consulting fees during the fiscal year ended July 31, 2009 (2008 - $Nil), with the balance to be expensed over the vesting period.

A summary of the Company's stock options as of July 31, 2009 and changes during the year is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life

Balance, July 31, 2007	3,800,000	$ 0.33	9.93

Issued	-	-	-

Balance, July 31, 2008	3,800,000	0.33	8.83

Issued	2,730,000	0.35	10.00

Balance, July 31, 2009	6,530,000	$ 0.34	8.16

A summary of the status of the Company's unvested options as of July 31, 2009 and changes during the year ended July 31, 2009 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested, July 31, 2007	66,666	$ 0.50

Vested	(33,333)	0.50

Unvested, July 31, 2008	33,333	0.50

Issued	1,280,000	0.48
Vested	(353,333)	0.48

Unvested, July 31, 2009	960,000	$ 0.48

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 10:           INCOME TAXES

As of July 31, 2009, the Company had net operating loss carry forwards of approximately $4,591,000 (2008: $2,662,000) that may be available to reduce future years' taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

	Year Ended	Year Ended
	July 31, 2009	July 31, 2008

Loss before income taxes	$ (2,782,503)	$ (1,216,434)
Corporate tax rate	35.99%	35.99%

Expected tax recovery	(1,001,367)	(437,770)

Increase (decrease) resulting from:
Permanent differences	116,318	3,118
Other items	(6,704)	(5,986)
Change in valuation allowance	891,753	440,638

Income tax recovery	$ -	$ -

The Company's deferred tax assets are as follows:

	Year Ended	Year Ended
	July 31, 2009	July 31, 2008

Deferred tax assets:
Stock based compensation	$ 546,226	$ 361,280
Depreciable property	(712)	(1,407)
Property costs	83,962	83,962
Deferred interest	11,772	-
Loss carry forwards	1,652,203	957,863

	2,293,451	1,401,698
Valuation allowance	(2,293,451)	(1,401,698)

Net deferred income tax assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's net operating loss carry forwards expire as follows:

July 31, 2026	$ 325,441
July 31, 2027	1,130,178
July 31, 2028	1,205,999
July 31, 2029	1,929,365

$ 4,590,983

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

The Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

NOTE 11:           COMMITMENTS

The Company has entered into various employment and consulting agreements with both fixed compensation arrangements and established fees paid on a daily basis as needed. The only agreement outstanding at July 31, 2009 with fixed compensation calls for a monthly management fee of $10,000, which automatically renews every three months as of November 30, 2008.

On June 1, 2009, the Company entered into a business development services agreement. Under the terms of the agreement, the Company issued, as fully paid and non-assessable, 250,000 shares of common stock, and will issue an additional 28,572 common shares per month through December 1, 2009. The contract automatically renews on a monthly basis until subject to written termination 30 days prior to end of the agreement or the automatic renewal period. The agreement can be terminated subsequent to December 1, 2009. At July 31, 2009, the Company was obligated to issue 57,144 shares pursuant to the terms of the agreement, and accordingly, $23,715 was recorded as a stock issuance obligation.

On June 17, 2009, the Company entered into a corporate development consulting agreement. Under the terms of the agreement, the Company will issue, as fully paid and non-assessable, 33,333 common shares per month through August 17, 2009. At July 31, 2009, the Company was obligated to issue 33,333 shares pursuant to the terms of the agreement, and accordingly, $13,667 was recorded as a stock issuance obligation.

NOTE 12:           SUPPLEMENTAL CASH FLOW INFORMATION AND
                             NON-CASH INVESTING AND FINANCING ACTIVITIES

	July 31, 2009	July 31, 2008

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Refer to Note 9.

NOTE 13:           SUPPLEMENTAL OIL AND NATURAL GAS RESERVE INFORMATION (Unaudited)

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
JULY 31, 2009

Estimated Oil and Gas Reserve Quantities

The Company's ownership interests in estimated quantities of proved gas reserves and changes in net proved reserves, all of which are located in the United States, are summarized below:

	Oil (barrels)	Gas (mcf)

Balance, July 31, 2007	63,018	89,994

Extensions, discoveries and other additions	79,567	-
Production	(7,618)	(11,095)
Revisions to previous estimates	30,751	69,211

Balance, July 31, 2008	165,718	148,110

Production	(6,480)	(14,944)
Revisions to previous estimates	(44,169)	63,224

Balance, July 31, 2009	115,069	196,390

	Oil (barrels)	Gas (mcf)

Proved Developed Reserves
July 31, 2008	165,718	148,110
July 31, 2009	115,069	196,390

Total Proved Reserves
July 31, 2008	165,718	148,110
July 31, 2009	115,069	196,390

Standardized measure of discounted future cash flows

The standardized measure of discounted future net cash flows from proved reserves for the periods presented in the financial statements is summarized below. The standardized measure of future cash flows as of July 31, 2009 is calculated using a price per barrel of oil of $69.29 and a price per Mcf of natural gas of $3.65. The resulting estimated future cash inflows are reduced by estimated future costs to develop and produce the estimated proved reserves. These costs are based on year-end cost levels. Future income taxes are based on year-end statutory rates. The future net cash flows are reduced to present value by applying a 10% discount rate. The standardized measure of discounted future cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and gas properties.

	July 31, 2009	July 31, 2008

Future production revenues	$ 8,686,900	$ 22,019,463
Future production costs	(4,514,560)	(8,330,931)
Future development costs	(99,750)	(475,000)

Future net cash flows	4,072,600	13,213,532

Standardized measure of discounted future net cash flows	$ 2,091,860	$ 4,386,512

NOTE 14:           SUBSEQUENT EVENTS

On August 1, 2009, the Company amended a business development services agreement dated June 1, 2009. Under the terms of the amendment, the Company increased the monthly issuance from 28,572 to 50,000 shares of restricted common stock. The amended agreement was extended until July 31, 2010, automatically renewing on a monthly basis subject to written termination. The amendment can be terminated subsequent to February 1, 2010.

On August 12, 2009, the Company agreed to extend the term of 5,158,238 warrants from August 14, 2009, to August 14, 2010. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per share, and was originally issued between October 6, 2006 and October 10, 2008.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009

On September 3, 2009, the Company issued a $200,000 promissory note bearing interest at 3% per annum, due 90 days from the date of issuance. Additionally, the Company issued to the Lender, as fully paid and non-assessable, 200,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the date of issuance. On October 16, 2009 the Company repaid $100,000 of the outstanding principal.

On September 15, 2009, the Company completed a private placement for 460,166 Units at a subscription price of $0.30 per Unit for gross proceeds of $138,050, which were received during the fiscal year ended July 31, 2009. Additionally, on September 15, 2009 the Company completed a private placement for 479,332 Units at a subscription price of $0.30 per Unit for the conversion of debt in the amount of $143,800. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.40 per warrant share, for a period of three years from the date of issuance.

On October 15, 2009, the Company completed a private placement for 12,500,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $2,500,000, of which $310,000 were received in the form of debt conversion. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance.

The Company evaluated subsequent events through the financial statement filing date of November 12, 2009.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described below.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

As of July 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as at July 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to: (i) weak tone at the top to implement an effective control environment, and (ii) ineffective audit committee due to a lack of a majority of independent members (1 of 3) on the current audit committee and a lack of a majority of outside directors on our board of directors; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have a material adverse effect on the Company's financial results for the year ended July 31, 2009. However, management believes that the material weaknesses in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization. As part of this commitment, when resources become available to us we will i) expand our personnel to improve segregation of duties consistent with control objectives, ii) appoint one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iii) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of our fiscal year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company

Randall Reneau	60	President, Chief Executive Officer, Principal Executive Officer, Chairman of the Board and a director
Johnathan Lindsay	33	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Alan P. Lindsay	59	Director
Leonard Garcia	59	Director
Steven L. Carter	50	Vice President of Operations

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Randall Reneau, President, Chief Executive Officer, Principal Executive Officer and a director

Mr. Reneau has been a director of our Company since April 17, 2006, and he has served as our President, Chief Executive Officer, Principal Executive Officer and Chairman of the Board since August 5, 2007. Mr. Reneau is a certified professional geologist and holds licenses to practice geology in the states of Texas, Washington and Alaska. He has more than 30 years combined mineral and oil and gas experience both domestic and foreign. Mr. Reneau served as President of Reneau Exploration and Development Company, Inc. ("REDCO") from 1980 to 1988. REDCO drilled and operated wells in Stephens County, Oklahoma and Navarro, Milam, Wilson and Guadalupe Counties in Texas. From 1988 to 1990, Mr. Reneau was employed as a senior consulting geologist with Western Mining Corporation's Canadian subsidiary, Westminer Canada. Mr. Reneau's role at Westminer Canada included mineral exploration in West Africa. From 1990 to 1999, Mr. Reneau served as Principal Geologist for Reneau and Associates, a Geo-Environmental firm. From 1997 to December 2003, Mr. Reneau served as senior consulting geologist for AZCO Mining, Inc., managing exploration projects in Mali, West Africa and Sonora, Mexico. From December 2003 to December 2004, Mr. Reneau served as Chief Geologist for Oromex Resources in Durango, Mexico. Mr. Reneau served as Chief Exploration Officer and a director of Uranium Energy Corp., a uranium exploration company publicly traded on the American Stock Exchange, from January 2005 to July 2007. Mr. Reneau has a B.A. in Geology from Central Washington University and an M.S. in Environmental Engineering from Kennedy-Western University. Mr. Reneau currently resides in Austin, Texas.

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

Audit Committee

We have an Audit Committee of our Board of Directors comprised of Leonard Garcia (chair), Alan P. Lindsay and Randall Reneau. The audit committee operates pursuant to a charter adopted by the board. Our board of directors has determined that we do not currently have an audit committee financial expert (as such term is defined in Item 407 of Regulation S-K) serving on our audit committee. We intend to appoint an audit committee financial expert to our Audit Committee in the near future.

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

Code of Conduct

We have adopted a Code of Conduct that applies to all directors and officers. The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Conduct sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

    honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

    compliance with applicable governmental laws, rules and regulations;

    the prompt internal reporting of violations of the code to the appropriate person or persons identified in the code; and

    accountability for adherence to the code.

A copy of the Code of Conduct is included as an exhibit to this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2009.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended July 31, 2008 and 2009:

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Randall Reneau President, CEO & Principal Executive Officer	2009 2008	88,300 (1) 97,439 (1)	Nil Nil	Nil Nil	144,444 (4) Nil	Nil Nil	Nil Nil	Nil Nil	232,300 97,439
Johnathan Lindsay Secretary, Treasurer, CFO & Principal Accounting Officer	2009 2008	72,000 (2) 72,000 (2)	Nil Nil	Nil Nil	144,000 (4) Nil	Nil Nil	Nil Nil	Nil Nil	216,000 72,000
Steven Carter Vice President of Operations	2009 2008	120,000 (3) 120,000 (3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000

(1)   Randall Reneau received varying amounts per month for the fiscal years ending July 31, 2008 and 2009 for the provision of management consulting services provided by Mr. Reneau to us on a monthly basis and from time to time.

(2)   Johnathan Lindsay received varying amounts per month for the fiscal years ending July 31, 2008 and 2009 for the provision of management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(3)   Steven Carter received $10,000 per month pursuant to the Carter Professional Services Agreement which is more particularly described below under Employment, Consulting and Services Agreements.

(4)   These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes pricing model.

The following table sets forth information as at July 31, 2009 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) (exercise-able)	Number of Securities Underlying Unexer-cised Options (#) (unexer-ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randall Reneau	600,000 300,000	N/A N/A	N/A N/A	0.35 0.35	07/04/17 05/21/19	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Johnathan Lindsay	300,000 300,000	N/A N/A	N/A N/A	0.35 0.35	07/04/17 05/21/19	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Steven Carter	600,000	N/A N/A	N/A N/A	0.35	07/04/17	N/A	N/A N/A	N/A	N/A N/A

The following table sets forth information relating to compensation paid to our directors in the fiscal years ended July 31, 2008 and 2009:

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Leonard Garcia (1)	2009 2008	27,468 30,494	Nil Nil	144,000 Nil	N/A N/A	N/A N/A	N/A N/A	171,468 30,494
Johnathan Lindsay (2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	N/A N/A	N/A N/A	N/A N/A	Nil Nil
Alan Lindsay (3)	2009 2008	36,000 21,000	Nil Nil	24,000 Nil	N/A N/A	N/A N/A	N/A N/A	60,000 21,000
Randall Reneau (2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	N/A N/A	N/A N/A	N/A N/A	Nil Nil

(1)   Leonard Garcia received varying amounts per month for the fiscal years ending July 31, 2008 and 2009 for the provision of land work management consulting services provided by Mr. Garcia to us on a monthly basis and from time to time.

(2)   The amounts reported for Johnathan Lindsay and Randall Reneau are reported above in the Summary Compensation Table with respect to Named Executive Officers. Our officers who serve as directors do not receive additional compensation for serving as directors.

(3)   Alan Lindsay received varying amounts per month for the fiscal year ending July 31, 2008 and 2009 for the provision of management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time.

(4)   These amounts represent the fair value of these options at the date of grant which was estimated using the Black-Scholes pricing model.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 9, 2009 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.
Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class(2)
	Directors and Officers:
Common Stock	Leonard Garcia 10105 Grand Oak Drive Austin, Texas, U.S.A., 78750	1,999,650 (3)	4.5%
Common Stock	Johnathan Lindsay 1917 West 12th Avenue Vancouver, B.C., Canada, V6J 2G1	1,103,327 (4)	2.5%
Common Stock	Alan P. Lindsay 2701 - 1500 Hornby Street Vancouver, B.C., Canada, V6Z 2R1	1,894,154 (5)	4.3%
Common Stock	Randall Reneau 9302 Mystic Oak Trail Austin, Texas, U.S.A., 78750	2,219,250 (6)	5.0%
Common Stock	Steven L. Carter 615 Leopard, Suite 540 Corpus Christi, Texas, U.S.A., 78476	1,100,000 (7)	2.5%
Common Stock	All executive officers and directors as a group (5 persons)	8,316,381 (8)	17.6%
	Major Stockholders:
Common Stock	Barry Honig 595 S. Federal Highway Suite 600 Boca Raton, FL 33432	7,750,000 (9)	16.8%

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

(2)   Based on the 43,014,135 shares of our common stock issued and outstanding as of November 9, 2009.

(3)   This figure includes (i) 1,049,825 shares of common stock, (ii) stock options to purchase 900,000 shares of our common stock, and (iii) stock purchase warrants to purchase 49,825 shares of our common stock.

(4)   This figure includes (i) 103,700 shares of common stock, (ii) 186,348 shares of common stock held of record by Johnathan Lindsay's wife, (iii) 26,931 shares of common stock held of record by Ocean Tower Productions, a company controlled by Johnathan Lindsay, (iv) stock options to purchase 600,000 shares of our common stock, and (v) stock purchase warrants to purchase 186,348 shares of our common stock held of record by Johnathan Lindsay's wife.

(5)   This figure includes (i) 661,750 shares of common stock, (ii) 100,000 shares of common stock held of record by Alan P. Lindsay's wife, (iii) 391,202 shares of common stock held of record by Alan Lindsay & Associates, a company controlled by Alan P. Lindsay (iv) stock options to purchase 350,000 shares of our common stock, and (v) stock purchase warrants to purchase 391,202 shares of our common stock held of record by Alan Lindsay & Associates, a company controlled by Alan P. Lindsay.

(6)   This figure includes (i) 1,159,625 shares of common stock, (ii) stock options to purchase 900,000 shares of our common stock, and (iii) stock purchase warrants to purchase 159,625 shares of our common stock.

(7)   This figure includes (i) 500,000 shares of common stock, and (ii) stock options to purchase 600,000 shares of our common stock.

(8)   This figure includes (i) 4,179,381 shares of common stock, (ii) stock options to purchase 3,350,000 shares of our common stock, and (iii) stock purchase warrants to purchase 787,000 shares of our common stock.

(9)   This figure includes (i) 2,125,000 shares of common stock and 625,000 warrants held individually by Mr. Honig and (ii) 2,500,000 shares of common stock and 2,500,000 warrants held by GRQ Consultants, Inc. 401(K),a company controlled by Mr. Honig.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has had any material interest, direct or indirect, in any transaction with us during our last two fiscal years or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended July 31, 2009 as follows:

  We recorded production revenues of $355,880 and incurred production costs of $157,969 for the Barge Canal Property, which is operated by a company that is controlled by Steven Carter, our Vice President of Operations;

  We incurred management fees of $343,768 ($88,300 to Randall Reneau, $72,000 to John Lindsay, $120,000 to Steven Carter, $27,468 to Leonard Garcia, and $36,000 to Alan Lindsay) to certain of our officers and directors as described in Item 11 of this annual report, of which $244,257 was payable at year end;

  We repaid $10,000 on an outstanding promissory note issued to John Lindsay, our Chief Financial Officer and one of our directors, leaving a remaining balance of $44,000, and incurred $8,428 in interest and finance charges;

  We incurred $4,500 (2008 - $1,865) in interest and finance charges on a $25,000 promissory note issued to a private company controlled by Alan Lindsay, one of our directors;

  We issued a $100,000 promissory note bearing interest at 18% per annum to Oliver Lindsay, a direct family member John Lindsay, our Chief Financial Officer and one of our directors, and a direct family member of Alan Lindsay, one of our directors, and incurred $7,742 (2008 - $Nil) in interest and finance charges on the $100,000 promissory note;

  We issued a $27,500 promissory note bearing interest at 18% per annum, which is due on demand, to Randall Reneau, our President, Chief Executive Officer, and one of our directors, and incurred $1,338 in interest and finance charges; and

  We issued a $18,500 promissory note bearing interest at 18% per annum, which is due on demand, to Leonard Garcia, one of our directors, and incurred $1,259 in interest and finance charges.

We had transactions with certain of our officers and directors during our fiscal year ended July 31, 2008 as follows:

  We recorded production revenues of $645,813 and incurred production costs of $361,252 for the Barge Canal Property, which is operated by a company that is controlled by Steven Carter, our Vice President of Operations;

  We incurred management fees of $340,933 ($97,439 to Randall Reneau, $72,000 to John Lindsay, $120,000 to Steven Carter, $30,494 to Leonard Garcia, and $36,000 to Alan Lindsay) to certain of our officers and directors as described in Item 11 of this annual report, of which $44,500 was payable at year end;

  We issued a $25,000 promissory note bearing interest at 18% per annum, which is due on demand, to a private company controlled by Alan Lindsay, one of our directors; and

  We issued a $54,000 promissory note bearing interest at 18% per annum, which is due on demand, to John Lindsay, our Chief Financial Officer and one of our directors.

Leonard Garcia is an independent director of our Company as provided in the listing standards of the NYSE Amex Equities Exchange.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2008 and 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended July 31, 2009	Year Ended July 31, 2008
Audit Fees	$ 30,000	$ 30,000
Audit-Related Fees	18,000	20,000
Tax Fees	6,500	800
Total	$ 54,500	$ 58,000

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

ITEM 15.           EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation and amendments thereto, dated July 19, 2005, October 18, 2005 and September 5, 2006
3.2 (1)	Bylaws
4.1 (2)	Form of Warrant Certificate issued to Subscribers pursuant to the October 15, 2009 Private Placement
10.1 (1)	Sale Contract for Oil and Gas Leases between Energy Program Accompany, LLC and Penasco Petroleum, Inc., dated August 24, 2006 (regarding the Holt, McKay and Strahan Leases)
10.2 (1)	Letter Agreement between Penasco Petroleum, Inc. and Tradestar Resources Corporation, dated September 1, 2006
10.3 (1)	Assignment, Bill of Sale and Conveyance between OPEX Energy LLC and Penasco Petroleum, Inc., dated effective August 1, 2006 (regarding the Welder Lease)
10.4 (1)	Participation Agreement between Rockwell Energy, LLC and the Company, dated October 2005 (regarding the Janssen Lease)
10.5 (1)	Oil, Gas and Mineral Lease between Henry J. Janssen Jr. and Penasco Petroleum, Inc., dated July 2006 (regarding the Janssen Lease)
10.6 (1)

Assignment and Bill of Sale between Penasco Petroleum, Inc. and ETG Energy Resources, dated October 2006, and Assignment between ETG Energy Resources and Penasco Petroleum, Inc., dated December 2006 (regarding the Janssen Lease)

10.7 (1)	Ratification Letter between Marmik Oil Company and Penasco Petroleum, Inc., dated October 2007 (regarding Little Mule Creek Project)
10.8 (1)	Assignment between Marmik Oil Company and Penasco Petroleum, Inc., dated November 2007 (regarding Little Mule Creek Project)
10.9 (3)	2009 Restated Stock Incentive Plan
10.10 (1)

Consulting Services and Options Agreement between the Company and Jim Thomas, dated April 2006, and Amended and Restated Consulting Services and Option Agreement between the Company and Jim Thomas, dated November 2007

10.11 (1)	Consulting Services and Options Agreement between the Company and Kyle Combest, dated August 2006
10.12 (1)	Professional Services Retainer Contract between the Company and Steven Carter, dated December 2006
10.13 (2)	Form of Securities Purchase Agreement regarding October 15, 2009 Private Placement
10.14 (2)	Form of Registration Rights Agreement regarding October 15, 2009 Private Placement
14.1 (3)	Code of Conduct
31.1 (3)	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2 (3)	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1 (3)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1)   Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.

(2)   Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.

(3)   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

By:         "Randall Reneau"
              Randall Reneau
              President, Chief Executive Officer, Principal Executive
              Officer, Chairman of the Board and a director
              Date: November 12, 2009

By:         "Johnathan Lindsay"
              Johnathan Lindsay
              Secretary, Treasurer and Chief Financial Officer, Principal
              Accounting Officer and a director
              Date: November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         "Randall Reneau"
              Randall Reneau
              President, Chief Executive Officer, Principal Executive
              Officer , Chairman of the Board and a director
              Date: November 12, 2009

By:         "Johnathan Lindsay"
              Johnathan Lindsay
              Secretary, Treasurer and Chief Financial Officer, Principal
              Accounting Officer and a director
              Date: November 12, 2009

By:         "Alan P. Lindsay"
              Alan P. Lindsay
              A director
              Date: November 12, 2009

By:         "Leonard Garcia"
              Leonard Garcia
              A director
              Date: November 12, 2009

__________