Form 10-Q
period 2009-10-31
STRATEGIC AMERICAN OIL CORP
filed 2009-12-14
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               for the quarterly period ended October 31, 2009

or

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
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,624,946 shares of common stock outstanding as of December 11, 2009.

__________

STRATEGIC AMERICAN OIL CORPORATION

ii

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	July 31, 2009

	(Unaudited)

CURRENT ASSETS
Cash	$ 1,292,560	$ 18,793
Accounts receivable	19,682	35,073
Prepaid expenses and deposits	76,200	44,478

	1,388,442	98,344

RECLAMATION BONDS (Note 3)	59,317	59,317
EQUIPMENT (Note 4)	27,802	29,830
OIL AND GAS PROPERTIES (Note 5)
Proved properties	972,419	986,926
Unproved properties	295,566	295,454

	$ 2,743,546	$ 1,469,871

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 148,420	$ 403,804
Convertible notes (Note 6)	65,707	42,718
Notes payable (Note 6)	97,111	-
Due to related parties (Note 7)	74,636	459,257

	385,874	905,779

ASSET RETIREMENT OBLIGATIONS (Note 8)	22,853	22,662

	408,727	928,441

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 500,000,000 shares authorized
43,014,135 shares issued and outstanding
(July 31, 2009 - 29,350,827)	43,014	29,351
Additional paid-in capital	10,854,470	7,688,912
Obligation to issue shares	17,000	37,382
Share subscriptions	18,012	356,062
Deficit accumulated during the exploration stage	(8,597,677)	(7,570,277)

	2,334,819	541,430

	$ 2,743,546	$ 1,469,871

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)
SUBSEQUENT EVENTS (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	For the Period from April 12, 2005 (inception) to October 31, 2009

OIL AND GAS REVENUES (Note 7)	$ 82,933	$ 135,427	$ 2,348,044

EXPENSES
Consulting fees	133,985	171,392	2,129,417
Consulting fees - stock based (Note 9)	175,078	5,556	1,746,483
Depreciation and depletion	16,050	9,927	227,517
Direct operating costs (Note 7)	52,469	87,160	1,762,457
General and administrative	42,553	60,568	463,395
Impairment of properties (Note 5)	-	-	233,306
Interest and financing charges (Notes 6, 7 and 9)	431,145	-	496,131
Management fees (Note 7)	102,546	90,520	1,149,871
Management fees - stock based (Notes 7 and 9)	-	-	1,656,000
Professional fees	102,379	57,402	718,028
Travel and promotion	24,907	13,024	363,110

	1,081,112	495,549	10,945,715

LOSS BEFORE OTHER ITEMS	(998,179)	(360,122)	(8,597,671)

OTHER ITEMS
Gain on debt settlement	4,195	-	4,195
Interest and other income	112	-	8,400
Foreign exchange loss	(33,528)	-	(12,601)

NET LOSS FOR THE PERIOD	(1,027,400)	(360,122)	(8,597,677)

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(7,570,277)	(4,787,774)	-

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$ (8,597,677)	$ (5,147,896)	$ (8,597,677)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.03)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	31,984,844	28,235,658

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	For the Period From April 12, 2005 (inception) to October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,027,400)	$ (360,122)	$ (8,597,677)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	16,050	9,927	227,517
Impairment of oil and gas properties	-	-	233,306
Non-cash interest and financing charges	413,177	-	476,541
Stock based compensation	175,078	5,556	3,402,483
Gain on debt settlement	(4,195)	-	(4,195)
Write-off of reclamation bond	-	-	21,875
Changes in operating assets and liabilities:
Accounts receivable	15,391	178,396	(19,682)
Prepaid expenses and deposits	(75,000)	(131,830)	(76,200)
Accounts payable and accrued liabilities	(79,789)	(27,425)	411,303

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(566,688)	(325,498)	(3,924,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	1,842,112	469,900	6,411,309
Proceeds from convertible notes	-	-	150,000
Proceeds from notes payable	100,000	-	100,000
Advances and repayments to related parties	(102,221)	(7,000)	370,929

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,839,891	462,900	7,032,238

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties, net of cost recoveries	1,857	(24,951)	(1,667,268)
Purchase of equipment	(1,293)	-	(66,489)
Reclamation bonds	-	-	(81,192)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	564	(24,951)	(1,814,949)

INCREASE IN CASH	1,273,767	112,451	1,292,560

CASH, BEGINNING	18,793	67,650	-

CASH, ENDING	$ 1,292,560	$ 180,101	$ 1,292,560

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 1:             NATURE OF OPERATIONS

Strategic American Oil Corporation (the "Company") was incorporated as Carlin Gold Corporation on April 12, 2005 in Nevada, U.S.A. On July 11, 2005, the Company changed its name to Nevada Gold Corp., on October 18, 2005 the Company changed its name to Gulf States Energy Inc., and on September 5, 2006, the Company changed its name to Strategic American Oil Corporation. The Company is an exploration stage company as it has not generated significant revenues from operations. The Company was formed for the purpose of oil and gas exploration and development. The Company owns 100% of Penasco Petroleum Inc. ("Penasco"), a Nevada corporation incorporated on November 23, 2005.

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at October 31, 2009, the Company had working capital of $1,002,568 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended July 31, 2009, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K filed on November 12, 2009 with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended October 31, 2009, are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

Subsequent Events

The Company has evaluated events occurring between the end of the fiscal quarter, October 31, 2009, and December 10, 2009 when the financial statements were issued.

NOTE 2:             RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles ("GAAP"). The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

Recently Adopted Accounting Pronouncements

Effective August 1, 2009, the Company adopted ASC 855, Subsequent Events (formerly FAS No. 165 "Subsequent Events"). ASC 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations and financial position.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

NOTE 3:             RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (July 31, 2009 - $19,317) and Texas $40,000 (July 31, 2009 - $40,000) to cover each State's reclamation requirement for producing operations. There were no changes during the three months ended October 31, 2009.

NOTE 4:             EQUIPMENT

Equipment acquisitions consist of the following:

	October 31, 2009	July 31, 2009

EQUIPMENT
Computer equipment	$ 5,925	$ 4,632
Furniture and fixtures	8,320	8,320
Leasehold improvements	11,294	11,294
Production equipment	40,950	40,950

	66,489	65,196
Accumulated depreciation	(38,687)	(35,366)

	$ 27,802	$ 29,830

NOTE 5:             OIL AND GAS PROPERTIES

Proved Properties

Barge Canal, Texas

On November 16, 2006, the Company completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, the Company paid $500,000 plus a finder's fee of $50,000 for a 100% working interest (90% after payout) and a 72.5% net revenue interest (65.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas.

South Delhi / Big Creek Field, Louisiana

On August 24, 2006, the Company entered into an assignment of oil and gas interests purchase agreement with Energy Program Accompany, LLC (the "EPA Purchase Agreement"). Under the terms of the EPA Purchase Agreement, the Company paid $250,000 to acquire the Holt Lease, the Strahan Lease and the McKay Lease, as described below. In December 2007, an independent registered engineer completed a reserve and economics report on the combined South Delhi and Big Creek Field properties. The report outlined the proved developed producing reserves as of January 1, 2008, and accordingly, acquisition costs of $290,290 and development costs of $42,900 were reclassified as capitalized proved oil and gas properties.

The Holt Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 97% working interest and an 81.25% net revenue interest in approximately 136 acres in Franklin Parish, Louisiana (the "Holt Lease").

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

The Strahan Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 81.25% net revenue interest in approximately 40 acres in Richland Parish, Louisiana (the "Strahan Lease").

The McKay Lease

Pursuant to the EPA Purchase Agreement, the Company acquired a 100% working interest and an 82.08% net revenue interest in approximately 80 acres in Richland Parish, Louisiana (the "McKay Lease"). On November 1, 2008, the Company assigned 100% of its interest in and to the McKay No. 1 well bore and leasehold. Pursuant to the Assignment Agreement, the Company retained ownership to all surface equipment, which was subsequently moved to the Company's Holt Lease in Franklin Parish. Additionally, all plugging liabilities were transferred to the purchaser and the Company retained no ORRI or working interest in the McKay No. 1 well.

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

Unproven Reserves

Janssen Lease, Texas

In October 2005, the Company entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy of Texas LLC for $220,000 plus additional payments of $13,800 to negotiate new oil, gas and mineral leases. On December 20, 2006, the Company farmed out 100% of the working interest to ETG Energy Resources, retaining a 3% back in after payout on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. At July 31, 2007, management determined the recoverable value of its interest to be $75,000 and accordingly, costs of $158,800 were written off to impairment of oil and gas properties. At July 31, 2009, management determined the recoverable value of its interest to be $20,000 and accordingly, costs of $55,000 were deemed to be impaired and added to the full cost pool, which is amortized on a unit-of-production basis.

Koliba Prospect, Texas

Through October 31, 2009, the Company has entered into several lease agreements with certain mineral owners of a 142 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 95% of the minerals rights on this tract with additional leases pending. Additionally, the Company paid $70,000 for an assignment of oil and gas leases on 64 adjacent and contiguous acres. This Assignment includes several leases with numerous mineral owners.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through October 31, 2009, the Company has entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 3,472 gross acres pursuant to which the Company has a 100% working interest and an 87.5% net revenue interest.

Dixon Prospect, Louisiana

Through October 31, 2009, the Company has leased 93.82% of 81.25% net revenue mineral interests in the Dixon 160 acre tract in Franklin Parish, Louisiana. The Dixon lease has two temporarily abandoned oil wells and one currently permitted salt water disposal well.

Little Mule Creek Project, Oklahoma

In October 2007, the Company entered into an agreement with Marmik Oil Company ("Marmik") of Eldorado, Arkansas to purchase a 4.0% working interest in the Little Mule Creek Project located in Alfalfa and Woods Counties, Oklahoma. Under the terms of the agreement, the Company's interest is subject to a 25% back in after payout, which would reduce the Company's interest to 3.0%. The prospect consists of approximately 11,550 acres. To October 31, 2009, the Company has paid for a pro-rata share of land and geology-geophysical costs, charges to exercise additional lease options (prorata share), and a prorata share of drilling costs. The initial well was drilled and tested and deemed to be uneconomical for commercial oil and gas production, and was plugged in the second quarter of 2009. Accordingly, acquisition and development costs of $163,773 were deemed to be impaired and added to the full cost pool, which is amortized on a unit-of-production basis.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

Gobbler's Knob Prospect, Illinois

Through December 15, 2008, the Company had entered into several oil and gas leases in Hamilton County, Illinois. The leases total approximately 214 gross acres pursuant to which the Company has a 100% working interest and 87.5% net revenue interest. On December 15, 2008, the Company assigned all 214 gross acres of the Gobbler's Knob prospect. Pursuant to the Assignment Agreement, the Company retained a 7.5% ORRI and 10% back in after payout on any reworked drilled wells, and the purchaser must re-work or drill one well each 12 months to hold the acreage. Accordingly, acquisition costs of $3,700 were deemed to be impaired and added to the full cost pool, which is amortized on a unit-of-production basis.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	October 31, 2009	July 31, 2009

PROVED PROPERTIES
Barge Canal	$ 593,843	$ 593,767
South Delhi / Big Creek Field	346,902	346,787
Impaired properties	220,504	222,473

	1,161,249	1,163,027

Accumulated depletion	(188,830)	(176,101)

	972,419	986,926

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	20,000	20,000
Illinois prospects	164,816	164,272
Louisiana prospects	22,944	22,944
Texas prospects	87,806	88,238

	295,566	295,454

	$ 1,267,985	$ 1,282,380

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	October 31, 2009	July 31, 2009

ACQUISITION COSTS
Barge Canal	$ 572,456	$ 572,456
Janssen Lease	20,000	20,000
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	164,816	164,272
Louisiana Prospects	22,944	22,944
Texas Prospects	87,806	88,238
Impaired acquisition costs	99,817	101,786

	1,258,129	1,259,986

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

EXPLORATION COSTS
Impaired exploration costs	120,687	120,687

RETIREMENT OBLIGATIONS
Barge Canal	9,141	9,065
South Delhi / Big Creek Field	13,712	13,597

	22,853	22,662

	$ 1,456,815	$ 1,458,481

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 6:             NOTES PAYABLE

2009 Convertible Debenture

On March 25, 2009, the Company completed a convertible debenture financing of $150,000 issuing convertible promissory notes that bear interest at 15% per annum. If not converted, the notes would be due on September 25, 2010. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into shares of the Company's common stock at a price of the greater of $0.25 or the current market price less 10%. Additionally, the Company issued to the Lender, as fully paid and non-assessable, 600,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.60 per share, and for an exercise period of up to September 25, 2010. The Company retained the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium.

The Company determined and recognized the fair value of the embedded beneficial conversion feature of $75,999 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

The Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $61,935 as a component of stockholders' equity. Additionally, for the three months ended October 31, 2009, interest expense of $22,989 has been accreted increasing the carrying value of the convertible debentures to $65,707 as at October 31, 2009.

2010 Promissory Note

On September 2, 2009, the Company issued a $100,000 promissory note that bears interest at 3% for the term, due 90 days from the date of issuance. Additionally, the Company issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years. Accordingly, the Company recognized the relative fair value of the warrants of $16,000 as a component of stockholders' equity. For the three months ended October 31, 2009, interest expense of $13,111 has been accreted increasing the carrying value of the promissory note to $97,111 as at October 31, 2009. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 109%.

NOTE 7:             RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2009 the Company had transactions with certain officers and directors of the Company as follows:

(a)         recorded production revenues of $47,184 (2008 - $98,790) and incurred production costs of $29,819 (2008 - $31,193) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

(b)         incurred $102,546 in management fees (2008 - $90,520) paid to directors and officers during the period. At October 31, 2009, $74,636 (July 31, 2008 - $244,257) was payable to these directors and officers;

(c)         repaid a $44,000 promissory note issued to an officer of the Company, and incurred $1,434 (2008 - $2,450) in interest and finance charges;

(d)         repaid a $25,000 promissory note issued to a director of the Company, and incurred $752 (2008 - $1,134) in interest and finance charges;

(e)         repaid a $100,000 promissory note issued to a direct family member of an officer and a director of the Company, and incurred $3,008 (2008 - $Nil) in interest and finance charges;

(f)         repaid a $27,500 promissory note issued to an officer of the Company, and incurred $1,098 (2008 - $Nil) in interest and finance charges;

(g)         repaid a $18,500 promissory note issued to a director of the Company, and incurred $760 (2008 - $Nil) in interest and finance charges; and

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

(h)         incurred $1,817 (2008 - $Nil) in interest and finance charges on a $100,000 promissory note to a direct family member of an officer and a director that was issued and repaid during the three months ended October 31, 2009. Additionally, the Company issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years. Accordingly, the Company recognized the relative fair value of the warrants of $16,000 as a component of stockholders' equity. For the three months ended October 31, 2009, interest expense of $16,000 has been accreted increasing the carrying value of the promissory note to $100,000 prior to repayment. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 109%.

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

NOTE 8:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	October 31, 2009	July 31, 2009

BARGE CANAL
Opening balance	$ 9,065	$ 10,722
Revisions	-	(1,956)
Accretion expense	76	299

	9,141	9,065

SOUTH DELHI / BIG CREEK FIELD
Opening balance	13,597	4,643
Revisions	-	8,505
Accretion expense	115	449

	13,712	13,597

	$ 22,853	$ 22,662

The Company measured the ARO's at a fair value of $37,500 and capitalized this to proved oil and gas properties. The ARO's will accrete to $53,977 until the time at which it is expected to be settled. A discount rate of 6.00% was used to calculate the present value of the ARO. Actual retirement costs will be recorded against the ARO's when incurred. Any difference between the recorded ARO's and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

NOTE 9:             STOCKHOLDERS' EQUITY

Share Capital

The Company's capitalization at October 31, 2009 was 500,000,000 authorized common shares with a par value of $0.001 per share.

2010 Share Transactions

On September 1, 2009, the Company issued 57,144 shares of its restricted common stock pursuant under a Business Development Services Agreement. As of July 31, 2009, the Company had recorded the $23,715 fair value as a share issuance obligation which was expensed as stock-based consulting fees in the prior year (refer to Note 10).

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

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

On October 7, 2009, the Company issued 66,666 shares of its restricted common stock pursuant to a Corporate Development Consulting Agreement. The Company recorded the $24,666 fair value of the shares issued as stock-based consulting.

On October 15, 2009, the Company issued 100,000 shares of its restricted common stock pursuant to an Amended Business Development Services Agreement. The Company recorded the $27,000 fair value of the shares issued as stock-based consulting.

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

Share Purchase Warrants

On August 12, 2009, the Company agreed to extend the term of 5,158,238 warrants from August 14, 2009, to August 14, 2010. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.00 per share, and was originally issued between October 6, 2006 and October 10, 2008. The $361,077 fair value of the extension was recorded as interest and financing charges, and was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 1.18%, a dividend yield of 0%, and an expected volatility of 118%.

On October 15, 2009, in conjunction with the private placement issuance on the same day, the Company issued as finders' fees 477,500 non-transferable share purchase warrant with an exercise price of $0.35, for a period of five years. The $143,250 fair value of the warrants at the date of issuance was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.97%, a dividend yield of 0%, and an expected volatility of 108%.

A summary of the Company's common share purchase warrants as at October 31, 2009, and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	7,117,425	$ 0.83	0.79

Issued	1,544,999	1.00	1.33
Cancelled or expired	(2,302,145)	0.60	-

BALANCE, JULY 31, 2009	6,360,279	0.91	0.20
Issued	14,116,998	0.35	4.83
Cancelled or expired	-	-	-

BALANCE, OCTOBER 31, 2009	20,477,277	$ 0.53	3.54

Stock Compensation Plan

On July 5, 2007, the Company adopted the 2007 Stock Incentive Plan allowing for the issuance of up to 10,000,000 common shares. On May 21, 2009, the Board of Directors authorized and approved the adoption of the 2009 Re-Stated Stock Incentive Plan (the "2009 Plan"), which absorbs and replaces the 2007 Stock Incentive Plan, under which an aggregate of 10,000,000 of the Company's shares may be issued. The Stock Incentive Plan is administered by the Board of Directors which determines, among other things, (i) the persons to be granted awards under the Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

On March 18, 2009, the Company granted a total of 500,000 stock options at an exercise price of $0.35 per share to a consultant. The term of the options is three years. The $130,000 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 129%. An amount of $130,000 was recorded as stock based consulting fees during the fiscal year ended July 31, 2009.

On May 21, 2009, the Company granted a total of 2,230,000 stock options with an exercise price of $0.35 per share to consultants, officers and directors. The term of the options is ten years. The $1,070,400 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 105%. An amount of $456,000 was recorded as stock based management fees during the fiscal year ended July 31, 2009. Of the $614,400 fair value of the options issued to consultants, $204,800 was recorded as stock based consulting fees during the fiscal year ended July 31, 2009, $76,800 was recorded as stock based consulting fees during the three months ended October 31, 2009, with the balance to be expensed over the vesting period.

A summary of the Company's stock options as at October 31, 2009, and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	3,800,000	$ 0.33	8.83
Issued	2,730,000	0.35	10.00

BALANCE, JULY 31, 2009	6,530,000	0.34	8.16
Issued	-	-	-

BALANCE, OCTOBER 31, 2009	6,530,000	$ 0.34	7.91

A summary of the status of the Company's unvested options as of October 31, 2009, and changes during the three months ended October 31, 2009, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2008	33,333	$ 0.50
Issued	1,280,000	0.48
Vested	(353,333)	0.48

UNVESTED, JULY 31, 2009	960,000	0.48
Vested	-	-

UNVESTED, OCTOBER 31, 2009	960,000	$ 0.48

NOTE 10:           COMMITMENTS

The Company has entered into various employment and consulting agreements with both fixed compensation arrangements and established fees paid on a daily basis as needed. The only agreement outstanding at October 31, 2009 with fixed compensation calls for a monthly management fee of $10,000, which automatically renews every three months as of November 30, 2008.

On June 1, 2009, the Company entered into a business development services agreement which was amended on August 1, 2009. Under the terms of the amended agreement, the Company will (i) pay a monthly fee of $10,000, or (ii) issue 50,000 common shares per month through July 31, 2010. The agreement will automatically renew on a monthly basis subject to written termination, and can be terminated subsequent to February 1, 2010. As of October 31, 2009, the Company was obligated to issue 50,000 common shares pursuant to the amended agreement. The $17,000 fair value of the 50,000 shares was recorded as a share issuance obligation and expensed as stock-based consulting fees.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009 (Unaudited)

NOTE 11          SUPPLEMENTAL CASH FLOW INFORMATION AND
                           NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended October 31,
	2009	2008

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Refer to Note 9.

NOTE 12:           SUBSEQUENT EVENTS

On November 13, 2009, the Company completed a private placement for 5,250,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $1,050,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance.

Effective November 30, 2009, the Company entered into a one year corporate development services agreement. Under the terms of the agreement, the Company will: (i) pay a monthly fee of $5,000; and (ii) issue 500,000 shares, as fully paid and non-assessable, of its restricted common stock. The 500,000 shares will be issued as follows: (a) 300,000 shares within five business days from the effective date of the agreement; and (b) 50,000 shares on each of the days which are three, six, nine and 12 months, respectively, from the effective date of the agreement.

Effective December 1, 2009, the Company entered into a one year executive services agreement following the appointment of a new Chief Executive Officer and President. Under the terms of the agreement, the Company will: (i) pay a monthly fee of $8,333, (ii) pay a one-time signing bonus of $20,000, and (iii) issue options to purchase an aggregate of not less than 2,500,000 common shares of the Company, at an exercise price of $0.20, for a term of three years.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended October 31, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2009 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2009.

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

Our Business Operations

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 395 gross (209 net) developed acres and approximately 14,775 gross (3,998 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 176 gross (132 net) developed acres in Louisiana, 219 gross (77 net) developed acres in Texas, 3,472 gross (3,268 net) undeveloped acres in Illinois, 160 gross (150 net) undeveloped acres in Louisiana, 11,000 gross (440 net) undeveloped acres in Oklahoma, and 143 gross (140 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 15,169 gross acres (4,207 net).

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this Quarterly Report:

	Gross Acres	Net Acres (*)

DEVELOPED ACREAGE
Louisiana	175.89	131.92
Texas	219.00	77.04

UNDEVELOPED ACREAGE
Illinois	3,471.59	3,268.29
Louisiana	160.00	150.08
Oklahoma	11,000.00	440.00
Texas	143.00	139.84

	15,169.48	4,207.17

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through October 31, 2009. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of nine Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of nine Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Period from Inception to October 31, 2009

PRODUCTION DATA
Oil (MBbls)	1.1	1.1	27.1
Natural gas (MMcf)	3.0	2.1	50.4

Total (MMcfe)	9.7	8.5	212.8

AVERAGE PRICES
Oil (per Bbl)	$ 67.04	$ 109.63	$ 75.76
Natural gas (per Mcf)	$ 2.73	$ 8.52	$ 5.79

Total (per Mcfe)	$ 8.53	$ 15.87	$ 11.01

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$ 5.01	$ 9.05	$ 5.92
Production tax expense	$ 0.39	$ 1.17	$ 0.33

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

Koliba Lease, Texas

Through the date of this quarterly report, we have entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. We have leased over 95% of the mineral rights with additional leases pending. Additionally, we acquired an Assignment of oil and gas leases on 64 adjacent and contiguous acres from Ensley Properties, Inc. This Assignment includes several leases with numerous mineral owners. We paid $70,000 to Ensley Properties, Inc. for this Assignment. The property underlying these lease agreements is located near our Welder lease and has one shut-in oil/gas well. The well has proven oil and gas zones behind pipe that previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. We will drill one well as an offset to the former Koliba No. 1 well, and will retain a carried 25% interest to casing point.

Oakdale NE, Donoho, Markum City and DST Prospects, Illinois

Through the date of this quarterly report, we have entered into numerous oil and gas leases in Jefferson County, Illinois. Currently these leases total approximately 2,994 gross acres pursuant to which we have a working interest of 100% and a net revenue interest of 87.5%. We plan to drill one or more wells during 2010 offsetting past producing wells (Oakdale North Field) to a depth of approximately 4,000 feet.

Dixon Prospect, Louisiana

Through the date of this quarterly report, we have entered into numerous oil and gas leases with certain mineral owners of a 160 acre tract (the "Dixon Lease") in Franklin Parish, Louisiana. We have leased over 93% of the mineral rights. The Dixon lease has two temporarily abandoned oil wells and one currently permitted salt water disposal well.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008

OIL AND GAS REVENUES	$ 82,933	$ 135,427

EXPENSES
Consulting fees	133,985	171,392
Consulting fees - stock based	175,078	5,556
Depreciation and depletion	16,050	9,927
Direct operating costs	52,469	87,160
General and administrative	42,553	60,568
Interest and financing charges	431,145	-
Management fees	102,546	90,520
Professional fees	102,379	57,402
Travel and promotion	24,907	13,024

	1,081,112	495,549

LOSS BEFORE OTHER ITEMS	(998,179)	(360,122)

OTHER ITEMS
Gain on debt settlement	4,195	-
Interest and other income	112	-
Foreign exchange	(33,528)	-

NET LOSS FOR THE PERIOD	$ (1,027,400)	$ (360,122)

Revenue

Revenue from oil and gas properties was $82,933 for the three months ended October 31, 2009, compared to $135,427 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $47,184 for the three months ended October 31, 2009, as compared to $98,790 for the three months ended October 31, 2008. Average sale prices for oil and natural gas (per Mcf) were 39% and 68% lower respectively in the current period, while average production decreased by 23% for oil and increased by 40% for gas from the prior period. The decrease in oil production resulted from unscheduled maintenance in the current period, while the increase in gas production resulted from flooding in the prior period. The market price of oil and gas increased during the current period, and decreased during the prior period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $34,743 for the three months ended October 31, 2009, as compared to $31,255 for the three months ended October 31, 2008. As with Barge Canal, average sale prices for oil was 39% lower in the current period. Average production for the three months ended October 31, 2009 increased by 76% from the prior period. The increase in production resulted from significant maintenance downtime in the prior period. The market price of oil and gas increased during the current period, and decreased during the prior period.

  Janssen Lease: Revenue from the Janssen Lease project was $1,006 for the three months ended October 31, 2009, as compared to $5,164 for the three months ended October 31, 2008. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil and natural gas (per Mcf) were 39% and 68% lower respectively in the current period.

Operating Expenses

Operating expenses incurred during the three months ended October 31, 2009, were $1,081,112 compared to $495,549 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees decreased to $133,985 during the three months ended October 31, 2009, from $171,392 during the same period ended October 31, 2008, due primarily to corporate development in the prior period relating to the listing process which completed in August, 2008.

  Consulting fees - stock based increased to $175,078 during the three months ended October 31, 2009, from $5,556 during the same period ended October 31, 2008. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

  Depreciation and depletion increased to $16,050 during the three months ended October 31, 2009, from $9,927 during the same period ended October 31, 2008. Depletion of capitalized oil and natural gas properties is based on production during the current and comparative periods.

  Direct operating costs were $52,469 during the three months ended October 31, 2009, compared to $87,160 during the same period ended October 31, 2008. Significant developments or changes in direct operating costs per project are outlined as follows:

      Barge Canal: Direct operating costs of $29,819 during the three months ended October 31, 2009, represented approximately 63% of gross production sales during the current period. Direct operating costs of $31,193 during the three months ended October 31, 2008, represented approximately 32% of gross production sales during the prior period. The current period operating costs were a higher percentage of gross production sales than in the prior period due to unscheduled maintenance costs.

      South Delhi/Big Creek Field: Direct operating costs of $21,904 for the three months ended October 31, 2009, represented approximately 63% of gross production sales during the current period. Direct operating costs of $54,744 for the three months ended October 31, 2008, represented approximately 175% of gross production sales during the prior period. Operating costs in the prior period included planned and weather related maintenance charges.

      Janssen Lease: Direct operating costs of $746 for the three months ended October 31, 2009, represented approximately 74% of gross production sales during the current period. Direct operating costs of $1,223 for the three months ended October 31, 2008, represented approximately 24% of gross production sales during the prior period.

  General and administrative costs decreased to $42,553 during the three months ended October 31, 2009, from $60,568 during the same period ended October 31, 2008, due to significant prior year costs relating to the listing process which completed in August 2008.

  Interest and financing charges increased to $431,145 during the three months ended October 31, 2009, from $Nil during the same period ended October 31, 2008. Interest and financing charges includes the accrued interest and the fair value of warrants issued in conjunction with promissory notes, the fair value of a one year extension of warrants that would have expired during the period as well as the accretion of the fair value of warrants issued with convertible debentures.

  Management fees increased to $102,546 during the three months ended October 31, 2009, from $90,520 during the same period ended October 31, 2008. Some executive services vary from month to month based on activities and requirements of our company.

  Professional fees increased to $102,379 during the three months ended October 31, 2009, from $57,402 during the same period ended October 31, 2008, due primarily to increases in legal services relating to corporate and business development during the current period.

  Travel and promotion increased to $24,907 during the three months ended October 31, 2009, from $13,024 during the same period ended October 31, 2008. As market conditions during the current period improved, additional travel was incurred which related to financing activities.

A $4,195 gain on the settlement of debt was realized during the three months ended October 31, 2009. Additionally, interest and other income increased to $112 during the three months ended October 31, 2009, from $Nil during the same period ended October 31, 2008. We also realized a foreign exchange loss of $33,528 during the three months ended October 31, 2009.

Our net loss during the three months ended October 31, 2009, was $1,027,400 or ($0.03) per share compared to a net loss of $360,122 or ($0.01) per share during the same period ended October 31, 2008. The weighted average number of shares outstanding was 31,984,844 for the three months ended October 31, 2009, compared to 28,235,658 in the prior period.

Transactions with Officers and Directors

Of the $1,081,112 incurred as operating expenses during the three months ended October 31, 2009, an aggregate of $102,546 was incurred payable to certain officers and directors and recorded as management fees, and $8,869 was incurred and interest and financing charges on promissory notes issued to related parties. As at October 31, 2009, management fees and expense reimbursements of $74,636 are outstanding with no specified terms of repayment.

During the three months ended October 31, 2009, we issued a $100,000 promissory note to a direct family member of an officer and a director, and which was fully repaid in the period. Additionally, we issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years.

Of the $82,933 reported revenues and $52,469 direct operating costs for the three months ended October 31, 2009, we recorded production revenues of $47,184 and incurred production costs of $29,819 for the Barge Canal property which is operated by company controlled by one of our officers.

LIQUIDITY AND CAPITAL RESOURCES

	October 31, 2009	October 31, 2008

Cash and cash equivalents	$ 1,292,560	$ 106,641
Working capital (deficit)	1,002,568	(62,424)
Total assets	2,743,546	1,646,155
Total liabilities	408,727	303,453
Shareholders' equity	2,334,819	1,342,740

At October 31, 2009, we had $1,292,560 in cash and working capital of $1,002,568. We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $1,273,767 during the three months ended October 31, 2009, compared to an increase of $112,451 during the same period ended October 31, 2008. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the three months ended October 31, 2009, was $566,688 compared to $325,498 during the same period ending October 31, 2008. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the three months ended October 31, 2009, was $1,839,891 compared to $462,900 during the same period ending October 31, 2008. During the current period, we received net proceeds of $1,842,112 from private placement subscriptions, $100,000 from promissory notes and repaid $102,221 in advances from related parties.

Investing Activities

Net cash provided by investing activities during the three months ended October 31, 2009, was $564 compared net cash used in investing activities of $24,951 in the same period ending October 31, 2008. There were no significant investing expenditures during the current or prior periods.

Stock Options and Warrants

As at October 31, 2009, we had 6,530,000 stock options and 20,477,277 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.34 per share and the outstanding warrants have a weighted average exercise price of $0.53 per share. Accordingly, as at October 31, 2009, the outstanding options and warrants represented a total of 27,007,277 shares issuable for proceeds of approximately $13,073,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

At October 31, 2009, we had $1,292,560 of cash on hand and working capital of $1,002,568. As such, our working capital at October 31, 2009 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil increased from approximately $30 per barrel in 2003 to over $140 per barrel in the summer of 2008 but has decreased to lows of below $40 in December 2008 and February 2009, and then increased to approximately $80 per barrel as of late November 2009. If the price of oil continues to fluctuate significantly, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at October 31, 2009, we had accumulated losses of $8,597,677 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current Economic Conditions

During 2008 and the beginning of 2009, particularly in the fourth quarter of 2008, the ongoing global credit crisis and economic weakness have made for extremely volatile capital markets characterized by plunging equity and commodity prices and an environment in which few opportunities exist to raise additional capital. We have taken precautions where we can, and implemented initiatives to preserve our cash resources. We will be reviewing our operating activities, exploration plans and capital position on an ongoing basis during fiscal 2010 and may revise our operations or abandon properties if management deems it necessary in order to maintain the long-term viability of the Company.

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

See Note 2 of the interim consolidated financial statements for our three months ended October 31, 2009, for a summary of significant accounting policies.

Item 3.     Quantitive and Qualitative Disclosures About Market Risk

We are currently not subject to any material market risks.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to certain deficiencies in our internal control over financial reporting as of July 31, 2009, as described in our management's report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended July 31, 2009, which deficiencies have not been remedied as of October 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of our fiscal year ending July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As of the date of this quarterly report, no director, officer, affiliate or beneficial owner of more than 5% of our common stock is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

Item 1A.   Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009 which was filed with the SEC on November 12, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2009, we issued 57,144 shares of restricted common stock to one shareholder pursuant to the terms of a business development services agreement at a deemed price of $0.415 per share. We relied on exemptions from registration under the Securities Act provided by Section 4(2) thereof and Regulation S.

On September 2, 2009, we issued two promissory notes in the aggregate amount of $200,000, bearing interest at 3% per annum, due 90 days from the date of issuance. Additionally, the Company issued to the two lenders, as fully paid and non-assessable, an aggregate of 200,000 non-transferable share purchase warrants to acquire an equivalent number of common shares at an exercise price of $0.25 per share and for an exercise period of up to three years from the date of issuance. We relied on exemptions from registration under the Securities Act provided by Section 4(2) thereof and Regulation S.

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

Effective on October 15, 2009, we issued 12,500,000 units to 30 accredited investors at a subscription price of $0.20 per Unit and for gross proceeds of $2,500,000. Each unit consists of on share of our common stock and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.35 until October 15, 2014. We relied on exemptions from registration under the Securities Act, provided by Rule 506 of Regulation D (with respect to 29 of the 30 purchasers) and Regulation S (with respect to the remaining purchaser). In addition, on such date we issued share purchase warrants to purchase an additional 477,500 shares of our common stock (on the same warrant terms as described above in this paragraph) to five holders pursuant to finders' fee agreements; we relied on exemptions from registration under the Securities Act provided by Section 4(2) thereof and Rule 506 of Regulation D. These issued shares and shares issuable upon exercise of these warrants were subsequently registered pursuant to our S-1 registration statement filed with the SEC on November 24, 2009, which was declared effective on December 7, 2009.

Effective on November 13, 2009, we issued 5,250,000 units to 12 accredited investors at a subscription price of $0.20 per Unit and for gross proceeds of $1,050,000. Each unit consists of on share of our common stock and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.35 until November 13, 2014. We relied on exemptions from registration under the Securities Act, provided by Rule 506 of Regulation D. In addition, on such date we issued share purchase warrants to purchase an additional 730,000 shares of our common stock (on the same warrant terms as described above in this paragraph) to seven holders pursuant to finders' fee agreements; we relied on exemptions from registration under the Securities Act provided by Section 4(2) thereof and Rule 506 of Regulation D. These issued shares and shares issuable upon exercise of these warrants were subsequently registered pursuant to our S-1 registration statement filed with the SEC on November 24, 2009, which was declared effective on December 7, 2009.

Effective on November 13, 2009, we issued share purchase warrants to purchase 50,000 shares of our common stock at an exercise price of $0.35 until November 13, 2014 as payment for prior business development services provided to us. We relied on exemptions from registration under the Securities Act, provided by Section 4(2) thereof and Rule 506 of Regulation D. The shares issuable upon exercise of these warrants were subsequently registered pursuant to our S-1 registration statement filed with the SEC on November 24, 2009, which was declared effective on December 7, 2009.

Effective November 27, 2009, we entered into a restated corporate development consulting agreement. In accordance with the terms of the agreement on December 9, 2009, we issued 10,811 shares of our restricted common stock to one shareholder pursuant to Regulation S and/or Section 4(2) of the Securities Act.

Effective November 30, 2009, we entered into a corporate development services agreement. In accordance with the terms of the agreement on December 9, 2009, we issued 300,000 shares of our restricted common stock to one shareholder pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective December 1, 2009, we entered into a consulting services agreement. In accordance with the terms of the agreement on December 9, 2009, we issued 50,000 shares of our restricted common stock to one shareholder pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

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

STRATEGIC AMERICAN OIL CORPORATION
/s/ "Jeremy Glenn Driver"
Jeremy Glenn Driver President, Chief Executive Officer, Principal Executive Officer and a director Date: December 11, 2009

/s/ "Johnathan Lindsay"
Johnathan Lindsay Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: December 11, 2009