Form 10-Q
period 2010-01-31
STRATEGIC AMERICAN OIL CORP
filed 2010-03-17
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               for the quarterly period ended January 31, 2010

or

[  ]         Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
               for the transition period from _____ to _____

Commission File Number: 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

600 Leopard Street, Suite 2015, Corpus Christi, Texas	78401
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,130,852 shares of common stock outstanding as of March 15, 2010.

__________

STRATEGIC AMERICAN OIL CORPORATION

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	January 31, 2010	July 31, 2009

	(Unaudited)

CURRENT ASSETS
Cash	$ 1,093,379	$ 18,793
Accounts receivable	100,747	35,073
Prepaid expenses and deposits	32,016	44,478

	1,226,142	98,344

RECLAMATION BONDS (Note 3)	59,317	59,317
EQUIPMENT (Note 4)	70,363	29,830
OIL AND GAS PROPERTIES (Note 5)
Proved properties	1,023,539	986,926
Unproved properties	446,881	295,454

	$ 2,826,242	$ 1,469,871

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 80,817	$ 403,804
Convertible notes (Note 6)	88,696	42,718
Due to related parties (Note 7)	29,326	459,257

	198,839	905,779

ASSET RETIREMENT OBLIGATIONS (Note 8)	23,045	22,662

	221,884	928,441

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 500,000,000 shares authorized
48,774,946 shares issued and outstanding
(July 31, 2009 - 29,350,827)	48,775	29,351
Additional paid-in capital	12,431,938	7,688,912
Obligation to issue shares	135,457	37,382
Share subscriptions	18,012	356,062
Deficit accumulated during the exploration stage	(10,029,824)	(7,570,277)

	2,604,358	541,430

	$ 2,826,242	$ 1,469,871

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)
SUBSEQUENT EVENTS (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2010	Three Month Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period from April 12, 2005 (inception) to January 31, 2010

OIL AND GAS REVENUES (Note 7)	$ 137,763	$ 124,233	$ 220,696	$ 259,442	$ 2,485,807

EXPENSES
Consulting fees	277,845	73,052	411,830	244,444	2,407,262
Consulting fees - stock based (Note 9)	310,269	5,555	485,347	11,111	2,056,752
Depreciation and depletion	23,651	17,310	39,701	27,237	251,168
Direct operating costs (Note 7)	161,702	103,632	214,171	190,792	1,924,159
General and administrative	51,484	32,410	94,037	92,978	514,879
Impairment of properties (Note 5)	-	3,700	-	3,700	233,306
Interest and financing charges (Notes 6, 7 and 9)	32,098	9,757	463,243	9,757	528,229
Management fees (Note 7)	166,297	81,224	268,843	171,744	1,316,168
Management fees - stock based (Notes 7 and 9)	374,667	-	374,667	-	2,030,667
Professional fees	152,571	50,617	254,950	108,019	870,599
Travel and promotion	23,638	263	48,545	13,287	386,748

	1,574,222	377,520	2,655,334	873,069	12,519,937

LOSS BEFORE OTHER ITEMS	(1,436,459)	(253,287)	(2,434,638)	(613,627)	(10,034,130)

OTHER ITEMS
Gain on debt settlement	8,364	-	12,559	-	12,559
Interest and other income	513	3,536	625	3,754	8,913
Foreign exchange	(4,565)	-	(38,093)	-	(17,166)

NET LOSS FOR THE PERIOD	(1,432,147)	(249,751)	(2,459,547)	(609,873)	(10,029,824)

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(8,597,677)	(5,147,896)	(7,570,277)	(4,787,774)	-

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$ (10,029,824)	$ (5,397,647)	$ (10,029,824)	$ (5,397,647)	$ (10,029,824)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	47,761,124	28,610,350	39,872,984	28,423,004

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	For the Period From April 12, 2005 (inception) to January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,459,547)	$ (609,873)	$ (10,029,824)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	39,701	27,237	251,168
Impairment of oil and gas properties	-	3,700	233,306
Non-cash interest and financing charges	439,055	-	502,419
Stock based compensation	860,014	11,111	4,087,419
Gain on debt settlement	(12,559)	-	(12,559)
Write-off of reclamation bond	-	-	21,875
Changes in operating assets and liabilities:
Accounts receivable	(65,674)	178,279	(100,747)
Prepaid expenses and deposits	(30,816)	(78,359)	(32,016)
Accounts payable and accrued liabilities	(139,028)	45,777	352,064
Due to related parties	(101,031)	-	(101,031)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,469,885)	(422,128)	(4,827,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	2,858,862	469,900	7,428,059
Proceeds from convertible notes	-	-	150,000
Advances from and repayments to related parties	(46,500)	7,277	426,650

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,812,3621	477,177	8,004,709

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties, net of cost recoveries	(219,589)	(104,447)	(1,888,714)
Purchase of equipment	(48,302)	-	(113,498)
Reclamation bonds	-	-	(81,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(267,891)	(104,447)	(2,083,404)

INCREASE IN CASH	1,074,586	(49,398)	1,093,379

CASH, BEGINNING	18,793	67,650	-

CASH, ENDING	$ 1,093,379	$ 18,252	$ 1,093,379

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at January 31, 2010, the Company had working capital of $1,027,303 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended July 31, 2009, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K filed on November 12, 2009 with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended January 31, 2010, are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

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
JANUARY 31, 2010 (Unaudited)

Recently Adopted Accounting Pronouncements

Effective August 1, 2009, the Company adopted ASC 855, Subsequent Events (formerly FAS No. 165 "Subsequent Events"). ASC 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall evaluate the subsequent events which have occurred to the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations and financial position.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

NOTE 3:                RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (July 31, 2009 - $19,317) and Texas $40,000 (July 31, 2009 - $40,000) to cover each State's reclamation requirement for producing operations. There were no changes during the six months ended January 31, 2010.

NOTE 4:                EQUIPMENT

Equipment acquisitions consist of the following:

	January 31, 2010	July 31, 2009

EQUIPMENT
Computer equipment	$ 5,925	$ 4,632
Furniture and fixtures	8,320	8,320
Leasehold improvements	11,294	11,294
Production equipment	87,959	40,950

	113,498	65,196
Accumulated depreciation	(43,135)	(35,366)

	$ 70,363	$ 29,830

NOTE 5:                OIL AND GAS PROPERTIES

Proved Properties

Barge Canal, Texas

On November 16, 2006, the Company completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, the Company paid $500,000 plus a finder's fee of $50,000 for a 100% working interest (90% after payout) and a 72.5% net revenue interest (65.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas. On January 1, 2010, the Company acquired an assignment of the remaining 10% working interest for a total cost of $70,000.

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
JANUARY 31, 2010 (Unaudited)

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

Unproven Reserves

Janssen Lease, Texas

In October 2005, the Company entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the "Janssen Lease") located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy of Texas LLC for $220,000 plus additional payments of $13,800 to negotiate new oil, gas and mineral leases. On December 20, 2006, the Company farmed out 100% of the working interest to ETG Energy Resources, retaining a 3% working interest on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. At July 31, 2007, management determined the recoverable value of its interest to be $75,000 and accordingly, costs of $158,800 were written off to impairment of oil and gas properties. At July 31, 2009, management determined the recoverable value of its interest to be $20,000 and accordingly, costs of $55,000 were deemed to be impaired and added to the full cost pool, which is amortized on a unit-of-production basis.

Koliba Prospect, Texas

Through January 31, 2010 the Company has entered into several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 95% of the minerals rights on this tract with additional leases pending. Additionally, the Company paid $70,000 for an assignment of oil and gas leases on 84% of 64 adjacent and contiguous acres. This Assignment includes several leases with numerous mineral owners. During the quarter, the Company entered into participation agreements whereby a total of a 75% working interest has been assigned to other parties. The Company will retain a carried 16.33% working interest to casing point, and have a 25% working interest (not carried) after casing point in the completed well.

Kenedy Prospect, Texas

Through January 31, 2010 the Company has entered into a lease agreement with certain mineral owners of a 1,203 acre tract (the "Kenedy Lease") in Kenedy County, Texas. The Company paid $187,824 for a 100% working interest and a 75% net revenue interest.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

	January 31, 2010	July 31, 2009

PROVED PROPERTIES
Barge Canal	$ 663,920	$ 593,767
South Delhi / Big Creek Field	347,017	346,787
Impaired properties	220,635	222,473

	1,231,572	1,163,027

Accumulated depletion	(208,033)	(176,101)

	1,023,539	986,926

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	20,000	20,000
Illinois prospects	165,955	164,272
Louisiana prospects	43,265	22,944
Texas prospects	217,661	88,238

	446,881	295,454

	$ 1,470,420	$ 1,282,380

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	January 31, 2010	July 31, 2009

ACQUISITION COSTS
Barge Canal	$ 642,456	$ 572,456
Janssen Lease	20,000	20,000
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	165,955	164,272
Louisiana prospects	22,902	22,944
Texas prospects	217,586	88,238
Impaired acquisition costs	99,948	101,786

	1,459,137	1,259,986

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900
Louisiana prospects	5,875	-

	61,021	55,146

EXPLORATION COSTS
Louisiana prospects	14,488	-
Texas prospects	75	-
Impaired exploration costs	120,687	120,687

	135,250	120,687

RETIREMENT OBLIGATIONS
Barge Canal	9,218	9,065
South Delhi / Big Creek Field	13,827	13,597

	23,045	22,662

	$ 1,678,453	$ 1,458,481

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

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

The Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $61,935 as a component of stockholders' equity. Additionally, for the six months ended January 31, 2010 interest expense of $45,978 has been accreted increasing the carrying value of the convertible debentures to $88,696 as at January 31, 2010.

2010 Promissory Note

On September 2, 2009, the Company issued a $100,000 promissory note that bear interest at 3% per term, due 90 days from the date of issuance. Additionally, the Company issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years. Accordingly, the Company recognized the relative fair value of the warrants of $16,000 as a component of stockholders' equity. For the six months ended January 31, 2010 interest expense of $16,000 has been accreted increasing the carrying value of the promissory note to $100,000 prior to repayment. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 109%.

NOTE 7:                RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2010 the Company had transactions with certain officers and directors of the Company as follows:

    recorded production revenues of $133,789 (2009 - $186,005) and incurred production costs of $70,194 (2009 - $74,120) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

    incurred $268,843 (2009 - $171,744) in management fees paid to directors and officers during the period, and incurred $374,667 (2009 - $Nil) in stock based compensation for the incremental fair value of options granted to directors and officers that were earned during the period;

    repaid a $44,000 promissory note issued to an officer of the Company, and incurred $1,434 (2009 - $4,500) in interest and finance charges;

    repaid a $25,000 promissory note issued to a director of the Company, and incurred $752 (2009 - $2,268) in interest and finance charges;

    repaid a $100,000 promissory note issued to a direct family member of an officer and a director of the Company, and incurred $3,008 (2009 - $Nil) in interest and finance charges;

    repaid a $27,500 promissory note issued to an officer of the Company, and incurred $1,098 (2009 - $Nil) in interest and finance charges;

    repaid a $18,500 promissory note issued to a director of the Company, and incurred $760 (2009 - $Nil) in interest and finance charges; and

    incurred $1,817 (2009 - $Nil) in interest and finance charges on a $100,000 promissory note to a direct family member of an officer and a director that was issued and repaid during the six months ended January 31, 2010 (refer to Note 6).

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

At January 31, 2010, a balance of $29,326 (July 31, 2009 - $459,257) consisting of outstanding management fees and expense reimbursements is reported as due to related parties. All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 8:                ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	January 31, 2010	July 31, 2009

BARGE CANAL
Opening balance	$ 9,065	$ 10,722
Revisions	-	(1,956)
Accretion expense	153	299

	9,218	9,065

SOUTH DELHI / BIG CREEK FIELD
Opening balance	13,597	4,643
Revisions	-	8,505
Accretion expense	230	449

	13,827	13,597

	$ 23,045	$ 22,662

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

NOTE 9:                STOCKHOLDERS' EQUITY

Share Capital

The Company's capitalization at January 31, 2010 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

On October 7, 2009, the Company issued 66,666 shares of its restricted common stock pursuant to a corporate development consulting agreement. The Company recorded the $24,666 fair value of the shares issued as stock-based consulting. On December 9, 2009, the Company issued 10,811 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $4,595 fair value of the shares issued as stock-based consulting.

On October 15, 2009, the Company issued 100,000 shares of its restricted common stock pursuant to an amended business development services agreement. The Company recorded the $27,000 fair value of the shares issued as stock-based consulting. On January 12, 2010, the Company issued 150,000 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $59,000 fair value of the shares issued as stock-based consulting.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

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

On December 9, 2009, the Company issued 300,000 shares of its restricted common stock pursuant to a Corporate Development Services Agreement. The Company recorded the $127,500 fair value of the shares issued as stock-based consulting.

On December 9, 2009, the Company issued 50,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $21,250 fair value of the shares issued as stock-based consulting.

On December 15, 2009, the Company approved a year-end bonus plan. In accordance with the bonus plan, the Company will issue 284,285 shares of its restricted common stock having an aggregate value of $113,714 in addition to a cash component of $36,250, payable to consultants, directors and officers for performance bonuses. The aggregate fair value of the shares was recorded as an issuance obligation.

The Company has not separately disclosed the fair market value of the warrants attached to the unit private placements during the current and prior fiscal periods.

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

On November 13, 2009, in conjunction with the private placement issuance on the same day, the Company issued 780,000 non-transferable share purchase warrant with an exercise price of $0.35, for a period of five years (730,000 of such warrants as finders' fees and 50,000 of such warrants as payment for prior business development services). The $171,600 fair value of the warrants at the date of issuance was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.82%, a dividend yield of 0%, and an expected volatility of 105%.

A summary of the Company's common share purchase warrants as at January 31, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	7,117,425	$ 0.83	0.79

Issued	1,544,999	1.00	1.33
Cancelled or expired	(2,302,145)	0.60	-

BALANCE, JULY 31, 2009	6,360,279	0.91	0.20

Issued	20,146,998	0.35	5.00
Cancelled or expired	-	-	-

BALANCE, JANUARY 31, 2010	26,507,277	$ 0.49	3.61

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

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

On May 21, 2009, the Company granted a total of 2,230,000 stock options with an exercise price of $0.35 per share to consultants, officers and directors. The term of the options is ten years. The $1,070,400 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 105%. During the six months ended January 31, 2010 an amount of $153,600 was recorded as stock based consulting fees.

On November 27, 2009, the Company granted a total of 2,600,000 stock options with an exercise price of $0.20 per share to a consultant and an officer. The term of the options is ten years. The $832,000 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.03%, a dividend yield of 0%, and an expected volatility of 105%. During the six months ended January 31, 2010 an amount of $10,667 was recorded as stock based consulting fees and an amount of $266,667 was recorded as stock based management fees.

A summary of the Company's stock options as at January 31, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	3,800,000	$ 0.33	8.83
Issued	2,730,000	0.35	10.00

BALANCE, JULY 31, 2009	6,530,000	0.34	8.16
Issued	2,600,000	0.20	10.00

BALANCE, JANUARY 31, 2010	9,130,000	$ 0.30	8.28

A summary of the status of the Company's unvested options as of January 31, 2010 and changes during the six months ended January 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2008	33,333	$ 0.50
Issued	1,280,000	0.48
Vested	(353,333)	(0.48)

UNVESTED, JULY 31, 2009	960,000	0.48
Issued	2,600,000	0.20
Vested	(970,000)	(0.25)

UNVESTED, JANUARY 31, 2010	2,590,000	$ 0.24

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010 (Unaudited)

NOTE 10:              COMMITMENTS

On June 1, 2009, the Company entered into a business development services agreement which was amended on August 1, 2009. Under the terms of the amended agreement, the Company will (i) pay a monthly fee of $10,000, or (ii) issue 50,000 common shares per month through July 31, 2010. The agreement will automatically renew on a monthly basis subject to written termination, and can be terminated subsequent to February 1, 2010. As of January 31, 2010, the Company was obligated to issue 50,000 common shares pursuant to the amended agreement. The $14,500 fair value of the 50,000 shares was recorded as a share issuance obligation and expensed as stock-based consulting fees.

On November 13, 2009, the Company entered into a restated corporate development consulting agreement. Under the terms of the agreement, the Company will issue 10,811 common shares per month through May 13, 2010. The agreement will automatically renew on a monthly basis subject to written termination. As of January 31, 2010, the Company was obligated to issue 21,622 common shares pursuant to the agreement. The $7,243 fair value of the 21,622 shares was recorded as a share issuance obligation and expensed as stock-based consulting fees.

Effective November 1, 2009, the Company entered into a one-year corporate development services agreement. Under the terms of the agreement, the Company will pay a monthly fee of $5,000.

Effective November 15, 2009, the Company entered into a one year corporate development services agreement. Under the terms of the agreement, the Company will: (i) pay a monthly fee of $5,000; and (ii) issue 500,000 shares, as fully paid and non-assessable, of its restricted common stock. The 500,000 shares will be issued as follows: (a) 300,000 shares within five business days from the effective date of the agreement (issued); and (b) 50,000 shares on each of the days which are three, six, nine and 12 months, respectively, from the effective date of the agreement (refer to Note 9).

Effective December 1, 2009, the Company entered into a one year executive services agreement following the appointment of a new Chief Executive Officer and President. Under the terms of the agreement, the Company will: (i) pay a monthly fee of $8,333, (ii) pay a one-time signing bonus of $20,000 (paid), and (iii) issue options to purchase an aggregate of not less than 2,500,000 common shares of the Company, at an exercise price of $0.20, for a term of three years (issued, refer to Note 9).

Effective December 1, 2009, the Company entered into a one year consulting services agreement. Under the terms of the agreement, the Company will: (i) pay a monthly fee of $4,000, (ii) issue a one-time signing bonus of 50,000 shares (issued, refer to Note 9), and (iii) issue options to purchase an aggregate of not less than 100,000 common shares of the Company, at an exercise price of $0.20, for term of three years (issued, refer to Note 9).

The Company entered into an agreement with a consultant which allows access to certain oil and gas exploration database records. Under the terms of the agreement, the Company will grant the consultant a 1.0% ORRI on any project brought to production resulting from usage of the database records.

NOTE 11             SUPPLEMENTAL CASH FLOW INFORMATION AND
                              NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended January 31,
	2010	2009

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Refer to Note 9.

NOTE 12:              SUBSEQUENT EVENTS

On February 10, 2010 the Company agreed to extend the term of 419,701 warrants from February 12, 2010 to February 12, 2011. Of the 419,701 total warrants that were extended, 346,143 warrants entitle the holders to purchase an additional common share of the Company at an exercise price of $0.35 per share, and 73,558 warrants entitle the holders to purchase an additional common share of the Company at an exercise price of $0.60 per share.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended January 31, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2010 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2010 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2009.

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

Our principal offices are located at 600 Leopard Street, Suite 2015, Corpus Christi, Texas, 78401. Our telephone number is (361) 884-7474 and our fax number is (361) 884-7347.

Our Business Operations

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 395 gross (217 net) developed acres and approximately 4,841 gross (4,668 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 176 gross (132 net) developed acres in Louisiana, 219 gross (85 net) developed acres in Texas, 3,335 gross (3,335 net) undeveloped acres in Illinois, 160 gross (150 net) undeveloped acres in Louisiana, and 1,346 gross (1,183 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 5,336 gross acres (4,885 net).

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this Quarterly Report:

	Gross Acres	Net Acres (*)

DEVELOPED ACREAGE
Louisiana	175.89	131.92
Texas	219.00	85.14

UNDEVELOPED ACREAGE
Illinois	3,335.43	3,335.43
Louisiana	160.00	150.08
Texas	1,345.72	1,182.84

	5,236.04	4,885.41

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through January 31, 2010. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of nine Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of nine Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Period from Inception to January 31, 2010

PRODUCTION DATA
Oil (MBbls)	2.5	2.6	28.5
Natural gas (MMcf)	7.6	6.0	54.8

Total (MMcfe)	23.0	22.1	226.1

AVERAGE PRICES
Oil (per Bbl)	$ 70.33	$ 80.16	$ 75.61
Natural gas (per Mcf)	$ 3.41	$ 6.94	$ 5.63

Total (per Mcfe)	$ 9.01	$ 11.61	$ 10.91

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$ 8.87	$ 7.89	$ 5.57
Production tax expense	$ 0.44	$ 0.75	$ 0.31

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

Drilling Activity

As of the date of this quarterly report, we have participated in one (1) drilling venture with Brayton Operating Company based in Corpus Christi, Texas. A 12.5% working interested was purchased in a middle-lower Frio test (Meeks No. B-1) in Victoria County, Texas. The prospect was based on 3-D seismic data and adjacent well information. The well was drilled, logged and plugged as indicated gas sands were deemed uneconomic. We have completed five (5) workovers of producing or previously producing wells on our leases in the Delhi South and Big Creek fields in Richland and Franklin Parishes, Louisiana. We also participated in the side-track re-entry on the Janssen No. A-1 in Karnes County, Texas. All producing wells in Louisiana are operated for us by Tradestar Energy based in Hot Springs, Arkansas. The Welder (Barge Canal) wells are operated for us by Carter E&P, LLC, based in Corpus Christi, Texas. The Janssen lease (Karnes Co., Texas) is operated by PROEX Energy Management Company ("Proex") based in Houston, Texas. We pay a monthly management fee to the operating companies for their services.

Our Properties

Barge Canal, Texas

On November 16, 2006 we completed an assignment and purchase agreement with OPEX Energy, LLC with an effective date of August 1, 2006. Under the terms of the agreement, we acquired a 100% working interest (90% after payout) and a 72.5% net revenue interest (65.25% after payout) in approximately 81 acres of an oil and gas lease (the "Welder Lease") located in Calhoun County, Texas. At the time of the acquisition, the two wells on the Welder lease were producing assets. On January 1, 2010, we purchased an assignment from Treydan Corporation for the remaining 10% working interest for a total cost of $70,000, bringing our ownership to 100% of the working interest.

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

Koliba Lease, Texas

Through the date of this quarterly report, we have entered into to several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. We have leased over 95% of the mineral rights with additional leases pending. Additionally, we acquired an Assignment of oil and gas leases on 64 adjacent and contiguous acres from Ensley Properties, Inc. This Assignment includes several leases with numerous mineral owners. We paid $70,000 to Ensley Properties, Inc. for this Assignment. The property underlying these lease agreements is located near our Welder lease and has one shut-in oil/gas well. The well has proven oil and gas zones behind pipe that previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. Through the date of this quarterly report, we entered into participation agreements whereby 75% of our working interest has been assigned to other parties. We will retain a carried 16.33% working interest to casing point, and have a 25% working interest (not carried) after casing point in the completed well. We will drill one well as an offset to the former Koliba No. 1 well.

Kenedy Lease, Texas

Through the date of this quarterly report, we have entered into a lease agreement with certain mineral owners of a 1,203 acre tract (the "Kenedy Lease") in Kenedy County, Texas. We have leased over 86% of the mineral rights with additional leases pending. This lease was initiated to potentially exploit a prospect identified through our recently acquired 3D seismic database. We are currently still evaluating this prospect and will initiate marketing of working interest to potential partners once we have completed all preliminary geological and geophysical assessments.

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

As of the date of this quarterly report, we are producing oil from the Holt No.'s 10, 22 and 24 wells. The Holt No. 4 well is off-line pending workover or offset drilling. The Holt No. 15 well is utilized as a salt water disposal well.

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

Markham City North, Oakdale NE, Donoho and DST Prospects, Illinois

Through the date of this quarterly report, we have entered into many oil and gas leases in Jefferson County, Illinois. Currently these leases total approximately 3,335 gross acres pursuant to which we have a working interest of 100% and a net revenue interest of 87.5%. We plan to initiate a pilot water-flood program in 2010 to test the reservoir characteristics of the Markham City North field as well to gather more data necessary to fully exploit the remaining oil in place. The target depths do not exceed 4000 feet.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009

OIL AND GAS REVENUES	$ 137,763	$ 124,233

EXPENSES
Consulting fees	277,845	73,052
Consulting fees - stock based	310,269	5,555
Depreciation and depletion	23,651	17,310
Direct operating costs	161,702	103,632
General and administrative	51,484	32,410
Impairment of properties	-	3,700
Interest and financing charges	32,098	9,757
Management fees	166,297	81,224
Management fees - stock based	374,667	-
Professional fees	152,571	50,617
Travel and promotion	23,638	263

	1,574,222	377,520

LOSS BEFORE OTHER ITEMS	(1,436,459)	(253,287)

OTHER ITEMS
Gain on debt settlement	8,364	-
Interest and other income	513	3,536
Foreign exchange	(4,565)	-

NET LOSS FOR THE PERIOD	$ (1,432,147)	$ (249,751)

Revenue

Revenue from oil and gas properties was $137,763 for the three months ended January 31, 2010 compared to $124,233 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $86,605 for the three months ended January 31, 2010 as compared to $87,215 in the prior period. Average sale prices for oil were 20% higher in the current period while average sale prices for natural gas (per Mcf) were 36% lower in the current period. Production decreased by 11% for oil and increased by 21% for natural gas from the prior period. The decrease in oil production resulted from unscheduled maintenance in the current period, while the increase in natural gas production resulted from flooding in the prior period. The market price of oil and gas increased slightly over the current period, and decreased significantly over prior period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $49,930 for the three months ended January 31, 2010 as compared to $33,870 in the prior period. As with Barge Canal, average sale prices for oil were 20% higher in the current period. Production decreased by 5% from the prior period. The production changes were nominal as compared to the prior period, and the change in gross sales resulted from the differences and trend for average sale prices. The market price of oil and gas increased slightly over the current period, and decreased significantly over prior period.

  Janssen Lease: Revenue from the Janssen Lease project was $1,228 for the three months ended January 31, 2010 as compared to $3,148 in the prior period. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil were 20% higher while average sale prices for natural gas (per Mcf) were 36% lower in the current period. Oil production was nominal in both the current and prior periods, and production for natural gas decreased by 46% from the prior period. The market price of oil and gas increased slightly over the current period, and decreased significantly over prior period.

Operating Expenses

Operating expenses incurred during the three months ended January 31, 2010 were $1,574,222 compared to $377,520 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $277,845 during the three months ended January 31, 2010 from $73,052 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

  Consulting fees - stock based increased to $310,269 during the three months ended January 31, 2010 from $5,555 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

  Direct operating costs were $161,702 during the three months ended January 31, 2010 compared to $103,632 during the prior period. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $40,375 during the three months ended January 31, 2010 represented approximately 47% of gross production sales during the current period. Direct operating costs of $42,927 during the prior period represented approximately 49% of gross production sales. The current and prior period operating costs were relatively consistent throughout the quarter.

    South Delhi/Big Creek Field: Direct operating costs of $119,945 for the three months ended January 31, 2010 represented approximately 240% of gross production sales during the current period. Direct operating costs of $59,185 during the prior period represented approximately 175% of gross production. Operating costs in the current period included significant maintenance to accommodate a gas injection project in the area. Operating costs in the prior period included planned and weather related maintenance charges.

    Janssen Lease: Direct operating costs of $1,382 for the three months ended January 31, 2010 represented approximately 113% of gross production sales during the current period. Direct operating costs of $1,520 during the prior period represented approximately 48% of gross production sales during the prior period.

  General and administrative costs increased to $51,484 during the three months ended January 31, 2010 from $32,410 during the prior period, due to significantly limited activity in the prior period due to market conditions.

  Interest and financing charges increased to $32,098 during the three months ended January 31, 2010 from $9,757 during the prior period. Interest and financing charges in the current period includes the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

  Management fees increased to $166,297 during the three months ended January 31, 2010 from $81,224 during the prior period. Some executive services vary from month to month based on activities and requirements of our company. Additionally, during the current period we added a new member to the executive team.

  Management fees - stock based increased to $374,667 during the three months ended January 31, 2010 from $Nil during the prior period. The current and prior period expense consists of the fair value of option grants issued to our officers and directors that were earned during the period.

  Professional fees increased to $152,571 during the three months ended January 31, 2010 from $50,617 during the prior period, due primarily to increases in legal services relating to corporate and business development during the current period. Market conditions in the prior period resulted in significantly limited activity.

  Travel and promotion increased to $23,638 during the three months ended January 31, 2010 from $263 during the prior period. As with other operating costs, market conditions during the prior period resulted in significantly limited activity which is reflected in comparatively lower expenditures.

A $8,364 gain on the settlement of debt was realized during the three months ended January 31, 2010. Additionally, interest and other income decreased to $513 during the three months ended January 31, 2010 from $3,536 during the prior period. We also realized a foreign exchange loss of $4,565 during the three months ended January 31, 2010.

Our net loss during the three months ended January 31, 2010 was $1,432,147 or ($0.03) per share compared to a net loss of $249,751 or ($0.01) per share during the prior period. The weighted average number of shares outstanding was 47,761,124 for the three months ended January 31, 2010 compared to 28,610,350 in the prior period.

Transactions with Officers and Directors

Of the $1,574,222 incurred as operating expenses during the three months ended January 31, 2010 an aggregate of $166,297 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $374,667 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at January 31, 2010, management fees and expense reimbursements of $29,326 are outstanding with no specified terms of repayment.

Of the $137,763 reported revenues and $161,702 direct operating costs for the three months ended January 31, 2010 we recorded production revenues of $86,605 and incurred production costs of $40,375 for the Barge Canal property which is operated by company controlled by one of our officers.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009

OIL AND GAS REVENUES	$ 220,696	$ 259,442

EXPENSES
Consulting fees	411,830	244,444
Consulting fees - stock based	485,347	11,111
Depreciation and depletion	39,701	27,237
Direct operating costs	214,171	190,792
General and administrative	94,037	92,978
Impairment of properties	-	3,700
Interest and financing charges	463,243	9,757
Management fees	268,843	171,744
Management fees - stock based	375,667	-
Professional fees	254,950	108,019
Travel and promotion	48,545	13,287

	2,655,334	873,069

LOSS BEFORE OTHER ITEMS	(2,434,638)	(613,627)

OTHER ITEMS
Gain on debt settlement	12,559	-
Interest and other income	625	3,754
Foreign exchange	(38,093)	-

NET LOSS FOR THE PERIOD	$ (2,459,547)	$ (609,873)

Revenue

Revenue from oil and gas properties was $220,696 for the six months ended January 31, 2010 compared to $259,442 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $133,789 for the six months ended January 31, 2010 as compared to $186,005 in the prior period. Average sale prices for oil were 12% lower in the current period while average sale prices for natural gas (per Mcf) were 51% lower in the current period. Production decreased by 16% for oil and increased by 36% for natural gas from the prior period. The decrease in oil production resulted from unscheduled maintenance in the current period, while the increase in natural gas production resulted from flooding in the prior period. The market price of oil and gas increased slightly over the current period, and decreased significantly over prior period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $84,673 for the six months ended January 31, 2010 as compared to $65,125 in the prior period. As with Barge Canal, average sale prices for oil were 12% lower in the current period. Production increased by 24% from the prior period resulting from significant maintenance downtime in the prior period. The market price of oil and gas increased slightly over the current period, and decreased significantly over prior period.

  Janssen Lease: Revenue from the Janssen Lease project was $2,234 for the six months ended January 31, 2010 as compared to $8,312 in the prior period. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil were 12% lower while average sale prices for natural gas (per Mcf) were 51% lower in the current period. Oil production was nominal in both the current and prior periods, and production for natural gas decreased by 45% from the prior period. The market price of oil and gas increased slightly over the current period, and decreased significantly over prior period.

Operating Expenses

Operating expenses incurred during the six months ended January 31, 2010 were $2,655,334 compared to $873,069 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $411,830 during the six months ended January 31, 2010 from $244,444 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

  Consulting fees - stock based increased to $485,347 during the six months ended January 31, 2010 from $11,111 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

  Direct operating costs were $214,171 during the six months ended January 31, 2010 compared to $190,792 during the prior period. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $70,194 during the six months ended January 31, 2010 represented approximately 52% of gross production sales during the current period. Direct operating costs of $74,120 during the prior period represented approximately 40% of gross production sales. The current period operating costs were a higher percentage of gross production sales than in the prior period due to unscheduled maintenance costs.

    South Delhi/Big Creek Field: Direct operating costs of $141,849 for the six months ended January 31, 2010 represented approximately 168% of gross production sales during the current period. Direct operating costs of $113,929 during the prior period represented approximately 175% of gross production. Operating costs in the current period included significant maintenance to accommodate a gas injection project in the area. Operating costs in the prior period included planned and weather related maintenance charges.

    Janssen Lease: Direct operating costs of $2,128 for the six months ended January 31, 2010 represented approximately 95% of gross production sales during the current period. Direct operating costs of $2,743 during the prior period represented approximately 33% of gross production sales during the prior period.

  Interest and financing charges increased to $463,243 during the six months ended January 31, 2010 from $9,757 during the prior period. Interest and financing charges in the current period includes accrued interest and the fair value of warrants issued in conjunction with promissory notes, the fair value of a one year extension of warrants that would have expired during the period as well as the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

  Management fees increased to $268,843 during the six months ended January 31, 2010 from $171,744 during the prior period. Some executive services vary from month to month based on activities and requirements of our company. Additionally, during the current period we added a new member to the executive team.

  Management fees - stock based increased to $374,667 during the six months ended January 31, 2010 from $Nil during the prior period. The current and prior period expense consists of the fair value of option grants issued to our officers and directors that were earned during the period.

  Professional fees increased to $254,950 during the six months ended January 31, 2010 from $108,019 during the prior period, due primarily to increases in legal services relating to corporate and business development during the current period. Market conditions in the prior period resulted in significantly limited activity.

  Travel and promotion increased to $48,545 during the six months ended January 31, 2010 from $13,287 during the prior period. As with other operating costs, market conditions during the prior period resulted in significantly limited activity which is reflected in comparatively lower expenditures.

A $12,559 gain on the settlement of debt was realized during the six months ended January 31, 2010. Additionally, interest and other income decreased to $625 during the six months ended January 31, 2010 from $3,754 during the prior period. We also realized a foreign exchange loss of $38,093 during the six months ended January 31, 2010.

Our net loss during the six months ended January 31, 2010 was $2,459,547 or ($0.06) per share compared to a net loss of $609,873 or ($0.02) per share during the prior period. The weighted average number of shares outstanding was 39,872,984 for the six months ended January 31, 2010 compared to 28,423,004 in the prior period.

Transactions with Officers and Directors

Of the $2,655,334 incurred as operating expenses during the six months ended January 31, 2010 an aggregate of $268,843 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $374,667 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at January 31, 2010, management fees and expense reimbursements of $29,326 are outstanding with no specified terms of repayment.

During the six months ended January 31, 2010 we issued a $100,000 promissory note to a direct family member of an officer and a director, and which was fully repaid in the period. Additionally, we issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years.

Of the $220,696 reported revenues and $214,171 direct operating costs for the six months ended January 31, 2010 we recorded production revenues of $133,789 and incurred production costs of $70,194 for the Barge Canal property which is operated by company controlled by one of our officers.

LIQUIDITY AND CAPITAL RESOURCES

	January 31, 2010	January 31, 2009

Cash and cash equivalents	$ 1,093,379	$ 18,252
Working capital (deficit)	1,027,303	(306,659)
Total assets	2,826,242	1,569,154
Total liabilities	221,884	471,511
Shareholders' equity	2,604,358	1,097,643

At January 31, 2010 we had $1,093,379 in cash and working capital of $1,027,303. We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $1,074,586 during the six months ended January 31, 2010 compared to a decrease in cash of $110,735 during the prior period. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2010 was $1,469,885 compared to $422,128 during the prior period. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2010 was $2,812,362 compared to $477,177 during the prior period. During the current period, we received net proceeds of $2,858,862 from private placement subscriptions and repaid $46,500 in advances from related parties.

Investing Activities

Net cash used in investing activities during the six months ended January 31, 2010 was $267,891 compared to $104,447 in the prior period. Significant investing expenditures in the current period include production equipment and investment in oil and gas properties. There were no significant investing expenditures during the prior period.

Stock Options and Warrants

As at January 31, 2010 we had 9,130,000 stock options and 26,507,277 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.30 per share and the outstanding warrants have a weighted average exercise price of $0.49 per share. Accordingly, as at January 31, 2010 the outstanding options and warrants represented a total of 35,637,277 shares issuable for proceeds of approximately $15,727,566 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

At January 31, 2010 we had $1,093,379 of cash on hand and working capital of $1,027,303. As such, our working capital at January 31, 2010 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil increased from approximately $30 per barrel in 2003 to over $140 per barrel in the summer of 2008 but has decreased to lows of below $40 in December 2008 and February 2009, and then increased to approximately $80 per barrel as of late February 2010. If the price of oil continues to fluctuate significantly, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at January 31, 2010, we had accumulated losses of $10,029,824 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Oil and Gas Properties

We follow the full cost method of accounting for our oil and gas operations whereby all costs related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. We operate in one cost center, being the United States.

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

Restoration and Remediation Costs (Asset Retirement Obligations)

Various federal and state laws and regulations require us to reclaim the surface areas and restore underground water quality for our projects to the pre-existing area average quality after the completion of production. Future reclamation and remediation costs, which include production equipment removal and environmental remediation, are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at each project. Such estimates would be determined by engineering studies calculating the cost of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

In accordance with ASC 410, Asset Retirement and Environmental Obligations, we capitalize the measured fair value of asset retirement obligations to oil and gas properties. The asset retirement obligations would be accreted to an undiscounted value until the time at which it they are expected to be settled. Actual retirement costs will be recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are currently not subject to any material market risks.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to certain deficiencies in our internal control over financial reporting as of July 31, 2009, as described in our management's report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended July 31, 2009, which deficiencies have not been remedied as of January 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of our fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective on November 13, 2009, we issued 5,250,000 units to 12 accredited investors at a subscription price of $0.20 per Unit and for gross proceeds of $1,050,000. Each unit consists of one share of our common stock and one share purchase warrant to purchase an additional share of common stock at an exercise price of $0.35 until November 13, 2014. We relied on exemptions from registration under the Securities Act, provided by Rule 506 of Regulation D. In addition, on such date we issued share purchase warrants to purchase an additional 730,000 shares of our common stock (on the same warrant terms as described above in this paragraph) to seven holders pursuant to finders' fee agreements; we relied on exemptions from registration under the Securities Act provided by Section 4(2) thereof and Rule 506 of Regulation D. These issued shares and shares issuable upon exercise of these warrants were subsequently registered pursuant to our S-1 registration statement filed with the SEC on November 24, 2009, which was declared effective on December 7, 2009.

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

Effective January 12, 2010, we issued 150,000 shares of restricted common stock to one shareholder pursuant to the terms of a services agreement at a deemed price of $0.20 per share. We relied on an exemption from registration under the Securities Act provided by Regulation S.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

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

STRATEGIC AMERICAN OIL CORPORATION
/s/ "Jeremy Glenn Driver"
Jeremy Glenn Driver President, Chief Executive Officer, Principal Executive Officer and a director Date: March 17, 2010

/s/ "Johnathan Lindsay"
Johnathan Lindsay Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: March 17, 2010