Form 10-Q
period 2010-04-30
STRATEGIC AMERICAN OIL CORP
filed 2010-06-11
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               for the quarterly period ended April 30, 2010

or

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,167,533 shares of common stock outstanding as of June 10, 2010.

__________

STRATEGIC AMERICAN OIL CORPORATION

ii

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	April 30, 2010	July 31, 2009

	(Unaudited)

CURRENT ASSETS
Cash	$ 754,233	$ 18,793
Accounts receivable	107,714	35,073
Prepaid expenses and deposits	282,016	44,478

	1,143,963	98,344

RECLAMATION BONDS (Note 3)	59,317	59,317
EQUIPMENT (Note 4)	67,027	29,830
OIL AND GAS PROPERTIES (Note 5)
Proved properties	1,005,807	986,926
Unproved properties	493,299	295,454

	$ 2,769,413	$ 1,469,871

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 180,819	$ 403,804
Convertible notes (Note 6)	111,685	42,718
Due to related parties (Note 7)	45,826	459,257

	338,330	905,779

ASSET RETIREMENT OBLIGATIONS (Note 8)	23,240	22,662

	361,570	928,441

STOCKHOLDERS' EQUITY
Capital stock (Note 9)
Common stock $0.001 par value: 500,000,000 shares authorized
52,167,533 shares issued and outstanding
(July 31, 2009 - 29,350,827)	52,168	29,351
Additional paid-in capital	13,668,093	7,688,912
Obligation to issue shares	20,987	37,382
Share subscriptions	18,012	356,062
Deficit accumulated during the exploration stage	(11,351,417)	(7,570,277)

	2,407,843	541,430

	$ 2,769,413	$ 1,469,871

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2010	Three Month Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period from April 12, 2005 (inception) to April 30, 2010

OIL AND GAS REVENUES (Note 7)	$ 123,891	$ 66,949	$ 344,587	$ 330,145	$ 2,609,698

EXPENSES
Consulting fees	545,835	276,437	957,665	520,881	2,953,097
Consulting fees - stock based (Note 9)	151,706	130,000	637,053	141,111	2,208,458
Depreciation and depletion	24,245	14,947	63,946	42,184	275,413
Direct operating costs (Note 7)	107,682	86,133	321,853	276,925	2,031,841
General and administrative	56,947	26,549	150,984	119,527	571,826
Impairment of properties (Note 5)	-	-	-	3,700	233,306
Interest and financing charges (Notes 6, 7 and 9)	263,398	18,090	726,641	27,847	791,627
Management fees (Note 7)	111,664	88,401	380,507	260,145	1,427,832
Management fees - stock based (Notes 7 and 9)	100,000	-	474,667	-	2,130,667
Professional fees	78,122	26,695	333,072	134,714	948,721
Travel and promotion	18,899	23,106	67,444	36,393	405,647

	1,458,498	690,358	4,113,832	1,563,427	13,978,435

LOSS BEFORE OTHER ITEMS	(1,334,607)	(623,409)	(3,769,245)	(1,233,282)	(11,368,737)

OTHER ITEMS
Gain on debt settlement	-	-	12,559	-	12,559
Interest and other income	378	-	1,003	-	9,291
Foreign exchange	12,636	17,473	(25,457)	17,473	(4,530)

NET LOSS FOR THE PERIOD	(1,321,593)	(605,936)	(3,781,140)	(1,215,809)	(11,351,417)

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(10,029,824)	(5,397,647)	(7,570,277)	(4,787,774)	-

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$ (11,351,417)	$ (6,003,583)	$ (11,351,417)	$ (6,003,583)	$ (11,351,417)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.03)	$ (0.02)	$ (0.09)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	49,520,841	28,610,350	43,018,256	28,484,080

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	For the Period From April 12, 2005 (inception) to April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (3,781,140)	$ (1,215,809)	$ (11,351,417)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	63,946	42,184	275,413
Impairment of oil and gas properties	-	3,700	233,306
Non-cash interest and financing charges	696,966	7,664	760,330
Stock based compensation	1,111,720	141,111	4,339,125
Gain on debt settlement	(12,559)	-	(12,559)
Write-off of reclamation bond	-	-	21,875
Changes in operating assets and liabilities:
Accounts receivable	(72,641)	176,860	(107,714)
Prepaid expenses and deposits	(280,816)	(54,559)	(282,016)
Accounts payable and accrued liabilities	(39,026)	114,497	452,066
Due to related parties	(84,531)		(84,531)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,398,081)	(784,352)	(5,756,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	3,497,312	451,150	8,066,509
Proceeds from convertible notes	-	150,000	150,000
Advances from and repayments to related parties	(46,500)	224,059	426,650

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,450,812	825,209	8,643,159

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties, net of cost recoveries	(266,273)	(108,796)	(1,935,398)
Purchase of equipment	(51,018)	-	(116,214)
Reclamation bonds	-	3,062	(81,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(317,291)	(105,734)	(2,132,804)

INCREASE (DECREASE) IN CASH	735,440	(64,877)	754,233
CASH, BEGINNING	18,793	67,650	-

CASH, ENDING	$ 754,233	$ 2,773	$ 754,233

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING
AND FINANCING ACTIVITIES (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at April 30, 2010, the Company had working capital of $805,633 and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended July 31, 2009, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K filed on November 12, 2009 with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2010, are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.

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
APRIL 30, 2010 (Unaudited)

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

NOTE 3:             RECLAMATION BONDS

Reclamation bonds include interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (July 31, 2009 - $19,317) and Texas $40,000 (July 31, 2009 - $40,000) to cover each State's reclamation requirement for producing operations. There were no changes during the nine months ended April 30, 2010.

NOTE 4:             EQUIPMENT

Equipment acquisitions consist of the following:

	April 30, 2010	July 31, 2009

EQUIPMENT
Computer equipment	$ 8,641	$ 4,632
Furniture and fixtures	8,320	8,320
Leasehold improvements	11,294	11,294
Production equipment	87,959	40,950

	116,214	65,196
Accumulated depreciation	(49,187)	(35,366)

	$ 67,027	$ 29,830

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
APRIL 30, 2010 (Unaudited)

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

Koliba Prospect, Texas

Through April 30, 2010 the Company has entered into several lease agreements with certain mineral owners of a 79 acre tract (the "Koliba Lease") in Victoria County, Texas. The Company has leased over 95% of the minerals rights on this tract with additional leases pending. Additionally, the Company paid $70,000 for an assignment of oil and gas leases on 84% of 64 adjacent and contiguous acres. This Assignment includes several leases with numerous mineral owners. During the current fiscal year, the Company entered into participation agreements whereby a total of a 75% working interest has been assigned to other parties. The Company will retain a carried 16.33% working interest to casing point, and have a 25% working interest (not carried) after casing point in the completed well.

Kenedy Prospect, Texas

Through April 30, 2010 the Company has entered into a lease agreement with certain mineral owners of a 1,203 acre tract (the "Kenedy Lease") in Kenedy County, Texas. The Company paid $187,824 for a 100% working interest and a 75% net revenue interest.

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

	April 30, 2010	July 31, 2009

PROVED PROPERTIES
Barge Canal	$ 663,998	$ 593,767
South Delhi / Big Creek Field	347,134	346,787
Impaired properties	220,901	222,473

	1,232,033	1,163,027

Accumulated depletion	(226,226)	(176,101)

	1,005,807	986,926

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	20,000	20,000
Illinois prospects	168,518	164,272
Louisiana prospects	85,883	22,944
Texas prospects	218,898	88,238

	493,299	295,454

	$ 1,499,106	$ 1,282,380

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	April 30, 2010	July 31, 2009

ACQUISITION COSTS
Barge Canal	$ 642,456	$ 572,456
Janssen Lease	20,000	20,000
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	168,518	164,272
Louisiana prospects	23,795	22,944
Texas prospects	218,715	88,238
Impaired acquisition costs	100,036	101,786

	1,463,810	1,259,986

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900
Louisiana prospects	58,121	-

	113,267	55,146

EXPLORATION COSTS
Louisiana prospects	3,967	-
Texas prospects	183	-
Impaired exploration costs	120,865	120,687

	125,015	120,687

RETIREMENT OBLIGATIONS
Barge Canal	9,296	9,065
South Delhi / Big Creek Field	13,944	13,597

	23,240	22,662

	$ 1,725,332	$ 1,458,481

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

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

The Company has charged the beneficial conversion feature to additional paid-in capital. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $61,935 as a component of stockholders' equity. Additionally, for the nine months ended April 30, 2010 interest expense of $68,967 has been accreted increasing the carrying value of the convertible debentures to $111,685 as at April 30, 2010.

2010 Promissory Note

On September 2, 2009, the Company issued a $100,000 promissory note that bear interest at 3% per term, due 90 days from the date of issuance. Additionally, the Company issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years. Accordingly, the Company recognized the relative fair value of the warrants of $16,000 as a component of stockholders' equity. For the nine months ended April 30, 2010 interest expense of $16,000 has been accreted increasing the carrying value of the promissory note to $100,000 prior to repayment. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 0.89%, a dividend yield of 0%, and an expected volatility of 109%.

NOTE 7:             RELATED PARTY TRANSACTIONS

During the nine months ended April 30, 2010 the Company had transactions with certain officers and directors of the Company as follows:

    recorded production revenues of $199,878 (2009 - $246,179) and incurred production costs of $113,045 (2009 - $112,532) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

    incurred $380,507 (2009 - $260,145) in management fees paid to directors and officers during the period, and incurred $474,667 (2009 - $Nil) in stock based compensation for the incremental fair value of options granted to directors and officers that were earned during the period;

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

At April 30, 2010, a balance of $45,826 (July 31, 2009 - $459,257) consisting of outstanding management fees and expense reimbursements is reported as due to related parties. All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

NOTE 8:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	April 30, 2010	July 31, 2009

BARGE CANAL
Opening balance	$ 9,065	$ 10,722
Revisions	-	(1,956)
Accretion expense	231	299

	9,296	9,065

SOUTH DELHI / BIG CREEK FIELD
Opening balance	13,597	4,643
Revisions	-	8,505
Accretion expense	347	449

	13,944	13,597

	$ 23,240	$ 22,662

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

NOTE 9:             STOCKHOLDERS' EQUITY

Share Capital

The Company's capitalization at April 30, 2010 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

On October 7, 2009, the Company issued 66,666 shares of its restricted common stock pursuant to a corporate development consulting agreement. The Company recorded the $24,666 fair value of the shares issued as stock-based consulting. On December 9, 2009, the Company issued 10,811 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $4,595 fair value of the shares issued as stock-based consulting. On February 16, 2010, the Company issued 21,622 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $7,243 fair value of the shares issued as stock-based consulting. On April 6, 2010, the Company issued 10,811 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $2,919 fair value of the shares issued as stock-based consulting.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

On October 15, 2009, the Company issued 100,000 shares of its restricted common stock pursuant to an amended business development services agreement. The Company recorded the $27,000 fair value of the shares issued as stock-based consulting. On January 12, 2010, the Company issued 150,000 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $59,000 fair value of the shares issued as stock-based consulting. On April 6, 2010, the Company issued 150,000 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $42,500 fair value of the shares issued as stock-based consulting.

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

On December 9, 2009, the Company issued 300,000 shares of its restricted common stock pursuant to a Corporate Development Services Agreement. The Company recorded the $127,500 fair value of the shares issued as stock-based consulting. On February 16, 2010, the Company issued 50,000 shares of its restricted common stock pursuant to the same agreement. The Company recorded the $15,000 fair value of the shares issued as stock-based consulting.

On December 9, 2009, the Company issued 50,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $21,250 fair value of the shares issued as stock-based consulting.

On February 11, 2010, the Company issued 284,284 shares of its restricted common stock to consultants, directors and officers for performance bonuses, pursuant to a 2009 year-end bonus plan. The Company recorded the $113,714 aggregate fair value as stock-based consulting and management fees.

On April 29, 2010, the Company issued 100,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $32,000 fair value of the shares issued as stock-based consulting.

During the nine months ended April 30, 2010, an aggregate of 2,775,870 share purchase warrants were exercised for net proceeds of $638,450.

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

On February 10, 2010 the Company agreed to extend the term of 419,701 warrants from February 12, 2010 to February 12, 2011. Of the 419,701 total warrants that were extended, 346,143 warrants entitle the holders to purchase an additional common share of the Company at an exercise price of $0.35 per share, and 73,558 warrants entitle the holders to purchase an additional common share of the Company at an exercise price of $0.60 per share. The $63,266 fair value of the extension was recorded as interest and financing charges, and was estimated using the Black-Scholes option pricing model with expected life of 1 year, a risk free interest rate of 0.91%, a dividend yield of 0%, and an expected volatility of 153%.

On April 7, 2010 the Company agreed to reprice 19,007,500 warrants from an exercise price of $0.35 to an exercise price of $0.23. The $171,656 fair value of the repricing was recorded as interest and financing charges, and was estimated using the Black-Scholes option pricing model with an expected life of 4.5 years, a risk free interest rate of 2.62%, a dividend yield of 0%, and an expected volatility of 142%.

A summary of the Company's common share purchase warrants as at April 30, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	7,117,425	$ 0.83	0.79

Issued	1,544,999	1.00	1.33
Cancelled or expired	(2,302,145)	0.60	-

BALANCE, JULY 31, 2009	6,360,279	0.91	0.20

Issued	20,146,998	0.35	5.00
Exercised	(2,775,870)	(0.23)	(5.00)
Cancelled or expired	(132,340)	(0.52)	-

BALANCE, APRIL 30, 2010	23,599,067	$ 0.42	3.27

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

On May 21, 2009, the Company granted a total of 2,230,000 stock options with an exercise price of $0.35 per share to consultants, officers and directors. The term of the options is ten years. The $1,070,400 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.7%, a dividend yield of 0%, and an expected volatility of 105%. During the nine months ended April 30, 2010 an amount of $202,400 was recorded as stock based consulting fees.

On November 27, 2009, the Company granted a total of 2,600,000 stock options with an exercise price of $0.20 per share to a consultant and an officer. The term of the options is ten years. The $832,000 fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.03%, a dividend yield of 0%, and an expected volatility of 105%. During the nine months ended April 30, 2010 an amount of $14,667 was recorded as stock based consulting fees and an amount of $366,667 was recorded as stock based management fees.

A summary of the Company's stock options as at April 30, 2010 and changes during the period is presented below:

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	3,800,000	$ 0.33	8.83
Issued	2,730,000	0.35	10.00

BALANCE, JULY 31, 2009	6,530,000	0.34	8.16
Issued	2,600,000	0.20	10.00
Cancelled or expired	(450,000)	0.35	-

BALANCE, APRIL 30, 2010	8,680,000	$ 0.30	8.03

A summary of the status of the Company's unvested options as of April 30, 2010 and changes during the nine months ended April 30, 2010 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2008	33,333	$ 0.50
Issued	1,280,000	0.48
Vested	(353,333)	(0.48)

UNVESTED, JULY 31, 2009	960,000	0.48
Issued	2,600,000	0.20
Vested	(970,000)	(0.25)

UNVESTED, APRIL 30, 2010	2,590,000	$ 0.24

NOTE 10:           COMMITMENTS

On June 1, 2009, the Company entered into a business development services agreement which was amended on August 1, 2009. Under the terms of the amended agreement, the Company will (i) pay a monthly fee of $10,000, or (ii) issue 50,000 common shares per month through July 31, 2010. The agreement will automatically renew on a monthly basis subject to written termination, and can be terminated subsequent to February 1, 2010. As of April 30, 2010, the Company was obligated to issue 50,000 common shares pursuant to the amended agreement. The $14,500 fair value of the 50,000 shares was recorded as a share issuance obligation and expensed as stock-based consulting fees.

On November 13, 2009, the Company entered into a restated corporate development consulting agreement. Under the terms of the agreement, the Company will issue 10,811 common shares per month through May 13, 2010. The agreement will automatically renew on a monthly basis subject to written termination. As of April 30, 2010, the Company was obligated to issue 21,622 common shares pursuant to the agreement. The $6,487 fair value of the 21,622 shares was recorded as a share issuance obligation and expensed as stock-based consulting fees.

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

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 (Unaudited)

Effective March 18, 2010, the Company entered into a six month consulting services agreement. Under the terms of the agreement, the Company will: (i) pay a monthly fee of $7,000 and (ii) issue 100,000 shares, as fully paid and non-assessable, of its restricted common stock, within 30 days of the effective date (issued, refer to Note 9).

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

	Nine Months Ended April 30,
	2010	2009

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Refer to Note 9.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended April 30, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2010 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended April 30, 2010 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2009.

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

Our Business Operations

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States. We maintain an aggregate of approximately 395 gross (217 net) developed acres and approximately 6,287 gross (4,825 net) undeveloped acres pursuant to leases or acquisitions as described below. Of that acreage, we maintain approximately 176 gross (132 net) developed acres in Louisiana, 219 gross (85 net) developed acres in Texas, 4,781 gross (3,493 net) undeveloped acres in Illinois, 160 gross (150 net) undeveloped acres in Louisiana, and 1,346 gross (1,183 net) undeveloped acres in Texas. Total developed and undeveloped acreage is approximately 6,682 gross acres (5,042 net).

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease through the date of this Quarterly Report:

	Gross Acres	Net Acres (*)

DEVELOPED ACREAGE
Louisiana	175.89	131.92
Texas	219.00	85.14

UNDEVELOPED ACREAGE
Illinois	4,781.04	3,492.52
Louisiana	160.00	150.08
Texas	1,345.72	1,182.56

	6,681.65	5,042.22

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

Production and Price History

We began production of oil in August 2006 with the acquisition of the Holt, Strahan and McKay leases in Franklin and Richland Parish, Louisiana. In November 2006, we completed the acquisition of the Welder lease in Calhoun County, Texas, which produces both oil and gas. The effective date of the Welder acquisition was August 1, 2006 and accordingly, production results from the effective date through the closing date have been included in operating results. The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us from initial production in August 2006 through April 30, 2010. For the purposes of this table, the following terms have the following meanings: (i) "Bbl" means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) "MBbls" means one thousand barrels of oil; (iii) "Mcf" means one thousand cubic feet; (iv) "Mcfe" means one thousand cubic feet equivalent, determined using the ratio of nine Mcf of natural gas to one Bbl of oil; (v) "MMcfe/d" means one million cubic feet equivalent per day, determined by using the ratio of nine Mcf of natural gas to one Bbl of oil; and (vi) "MMcf" means one million cubic feet.

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Period from Inception to April 30, 2010

PRODUCTION DATA
Oil (MBbls)	4.2	3.9	30.2
Natural gas (MMcf)	11.0	10.5	58.3

Total (MMcfe)	36.1	34.4	239.2

AVERAGE PRICES
Oil (per Bbl)	$ 72.14	$ 66.23	$ 75.59
Natural gas (per Mcf)	3.90	5.54	5.59

Total (per Mcfe)	$ 9.54	$ 9.36	$ 10.89

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$ 8.48	$ 7.48	$ 5.27
Production tax expense	$ 0.43	$ 0.58	$ 0.29

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

Markham City North, Oakdale NE, Donoho and DST Prospects, Illinois

Through the date of this quarterly report, we have entered into many oil and gas leases in Jefferson County, Illinois. Currently these leases total approximately 4,781 gross acres pursuant to which we have a working interest of 100% and a net revenue interest of 87.5%. We plan to initiate a pilot water-flood program in 2010 to test the reservoir characteristics of the Markham City North field as well to gather more data necessary to fully exploit the remaining oil in place. The target depths do not exceed 4000 feet.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009

OIL AND GAS REVENUES	$ 123,891	$ 66,949

EXPENSES
Consulting fees	545,835	276,437
Consulting fees - stock based	151,706	130,000
Depreciation and depletion	24,245	14,947
Direct operating costs	107,682	86,133
General and administrative	56,947	26,549
Interest and financing charges	263,398	18,090
Management fees	111,664	88,401
Management fees - stock based	100,000	-
Professional fees	78,122	26,695
Travel and promotion	18,899	23,106

	1,458,498	690,358

LOSS BEFORE OTHER ITEMS	(1,334,607)	(623,409)

OTHER ITEMS
Interest and other income	378	-
Foreign exchange	12,636	17,473

NET LOSS FOR THE PERIOD	$ (1,321,593)	$ (605,936)

Revenue

Revenue from oil and gas properties was $123,891 for the three months ended April 30, 2010 compared to $66,949 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $66,089 for the three months ended April 30, 2010 as compared to $60,174 in the prior period. Average sale prices for oil were 103% higher in the current period while average sale prices for natural gas (per Mcf) were 37% higher in the current period. Production decreased by 45% for oil and decreased by 22% for natural gas from the prior period. The decrease in oil and gas production resulted from unscheduled maintenance in the current period, which was offset by significant increases in the market price of oil and gas over prior period. The market price of oil and gas fluctuated within the current period, but increased slightly within the prior period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $55,875 for the three months ended April 30, 2010 as compared to $3,859 in the prior period. As with Barge Canal, average sale prices for oil were 92% higher in the current period. Production increased by 803% from the prior period, when the project incurred significant downtime due to maintenance. The market price of oil and gas fluctuated within the current period, but increased slightly within the prior period.

  Janssen Lease: Revenue from the Janssen Lease project was $1,561 for the three months ended April 30, 2010 as compared to $1,454 in the prior period. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil were 110% higher while average sale prices for natural gas (per Mcf) were 20% higher in the current period. Oil production was nominal in both the current and prior periods, and production for natural gas decreased by 34% from the prior period. The market price of oil and gas fluctuated within the current period, but increased slightly within the prior period.

Operating Expenses

Operating expenses incurred during the three months ended April 30, 2010 were $1,458,498 compared to $690,358 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $545,835 during the three months ended April 30, 2010 from $276,437 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

  Consulting fees - stock based increased to $151,706 during the three months ended April 30, 2010 from $130,000 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

  Direct operating costs were $107,682 during the three months ended April 30, 2010 compared to $86,133 during the prior period. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $42,851 during the three months ended April 30, 2010 represented approximately 65% of gross production sales during the current period. Direct operating costs of $38,412 during the prior period represented approximately 64% of gross production sales. The current and prior period operating costs were relatively consistent throughout the quarter.

    South Delhi/Big Creek Field: Direct operating costs of $63,848 for the three months ended April 30, 2010 represented approximately 114% of gross production sales during the current period. Direct operating costs of $47,184 during the prior period were significantly higher than gross production. Operating costs in the current period included maintenance to accommodate a gas injection project in the area. Operating costs in the prior period included planned and weather related maintenance charges.

    Janssen Lease: Direct operating costs of $725 for the three months ended April 30, 2010 represented approximately 46% of gross production sales during the current period. Direct operating costs of $537 during the prior period represented approximately 37% of gross production sales during the prior period.

  General and administrative costs increased to $56,947 during the three months ended April 30, 2010 from $26,549 during the prior period, due to significantly limited activity in the prior period due to market conditions.

  Interest and financing charges increased to $263,398 during the three months ended April 30, 2010 from $18,090 during the prior period. Interest and financing charges in the current period includes the accretion of the fair value of warrants issued with convertible debentures and a charge for the fair value of warrants that were repriced. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

  Management fees increased to $111,664 during the three months ended April 30, 2010 from $88,401 during the prior period. Some executive services vary from month to month based on activities and requirements of our company. Additionally, during the current year we added a new member to the executive team.

  Management fees - stock based increased to $100,000 during the three months ended April 30, 2010 from $Nil during the prior period. The current and prior period expense consists of the fair value of option grants issued to our officers and directors that were earned during the period.

  Professional fees increased to $78,122 during the three months ended April 30, 2010 from $26,695 during the prior period, due primarily to increases in legal services relating to corporate and business development during the current period. Market conditions in the prior period resulted in significantly limited activity.

Interest and other income increased to $378 during the three months ended April 30, 2010 from $Nil during the prior period. We also realized a foreign exchange gain of $12,636 during the three months ended January 31, 2010 compared to a loss of $17,473 during the prior period.

Our net loss during the three months ended April 30, 2010 was $1,321,593 or ($0.03) per share compared to a net loss of $605,936 or ($0.02) per share during the prior period. The weighted average number of shares outstanding was 49,519,717 for the three months ended April 30, 2010 compared to 28,610,350 in the prior period.

Transactions with Officers and Directors

Of the $1,458,498 incurred as operating expenses during the three months ended April 30, 2010 an aggregate of $111,664 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $100,000 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at April 30, 2010, management fees and expense reimbursements of $45,826 are outstanding with no specified terms of repayment.

Of the $123,891 reported revenues and $107,682 direct operating costs for the three months ended April 30, 2010 we recorded production revenues of $66,089 and incurred production costs of $42,851 for the Barge Canal property which is operated by a company controlled by one of our officers.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009

OIL AND GAS REVENUES	$ 344,587	$ 330,145

EXPENSES
Consulting fees	957,665	520,881
Consulting fees - stock based	637,053	141,111
Depreciation and depletion	63,946	42,184
Direct operating costs	321,853	276,925
General and administrative	150,984	119,527
Impairment of properties	-	3,700
Interest and financing charges	726,641	27,847
Management fees	380,507	260,145
Management fees - stock based	474,667	-
Professional fees	333,072	134,714
Travel and promotion	67,444	36,393

	4,113,832	1,563,427

LOSS BEFORE OTHER ITEMS	(3,769,245)	(1,233,282)

OTHER ITEMS
Gain on debt settlement	12,559	-
Interest and other income	1,003	-
Foreign exchange	(25,457)	17,473

NET LOSS FOR THE PERIOD	$ (3,781,140)	$ (1,215,809)

Revenue

Revenue from oil and gas properties was $344,587 for the nine months ended April 30, 2010 compared to $330,145 in the prior period. Significant developments or changes between these periods are outlined below:

  Barge Canal: Revenue from the Barge Canal project was $199,878 for the nine months ended April 30, 2010 as compared to $246,179 in the prior period. Average sale prices for oil were 14% higher in the current period while average sale prices for natural gas (per Mcf) were 27% lower in the current period. Production decreased by 28% for oil and increased by 10% for natural gas from the prior period. The decrease in oil production resulted from unscheduled maintenance in the current period, while the increase in natural gas production resulted from flooding in the prior period. The market price of oil and gas increased slightly within the current period, and decreased significantly within prior period.

  South Delhi/Big Creek Field: Revenue from the South Delhi / Big Creek Field project was $140,548 for the nine months ended April 30, 2010 as compared to $68,984 in the prior period. In contrast to Barge Canal, average sale prices for oil were 3% lower in the current period. Production increased by 110% from the prior period resulting from significant maintenance downtime in the prior period. The market price of oil and gas increased slightly within the current period, and decreased significantly within prior period.

  Janssen Lease: Revenue from the Janssen Lease project was $3,795 for the nine months ended April 30, 2010 as compared to $9,766 in the prior period. Average sale prices for oil were 10% lower while average sale prices for natural gas (per Mcf) were 42% lower in the current period. Oil production was nominal in both the current and prior periods, and production for natural gas decreased by 41% from the prior period. The market price of oil and gas increased slightly within the current period, and decreased significantly within prior period.

Operating Expenses

Operating expenses incurred during the nine months ended April 30, 2010 were $4,113,832 compared to $1,563,427 in the prior period. Significant changes and expenditures are outlined as follows:

  Consulting fees increased to $957,665 during the nine months ended April 30, 2010 from $520,881 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

  Consulting fees - stock based increased to $637,053 during the nine months ended April 30, 2010 from $141,111 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

  Direct operating costs were $321,853 during the nine months ended April 30, 2010 compared to $276,925 during the prior period. Significant developments or changes in direct operating costs per project are outlined as follows:

    Barge Canal: Direct operating costs of $113,045 during the nine months ended April 30, 2010 represented approximately 57% of gross production sales during the current period. Direct operating costs of $112,532 during the prior period represented approximately 46% of gross production sales. The current period operating costs were a higher percentage of gross production sales than in the prior period due to unscheduled maintenance costs.

    South Delhi/Big Creek Field: Direct operating costs of $205,697 for the nine months ended April 30, 2010 represented approximately 146% of gross production sales during the current period. Direct operating costs of $161,113 during the prior period represented approximately 234% of gross production. Operating costs in the current period included maintenance to accommodate a gas injection project in the area. Operating costs in the prior period included planned and weather related maintenance charges.

    Janssen Lease: Direct operating costs of $2,853 for the nine months ended April 30, 2010 represented approximately 75% of gross production sales during the current period. Direct operating costs of $3,280 during the prior period represented approximately 34% of gross production sales during the prior period.

  General and administrative costs increased to $150,984 during the nine months ended April 30, 2010 from $119,527 during the prior period, due to limited activity in the prior period due to market conditions.

  Interest and financing charges increased to $726,641 during the nine months ended April 30, 2010 from $27,847 during the prior period. Interest and financing charges in the current period includes accrued interest and the fair value of warrants issued in conjunction with promissory notes, the fair value of a one year extension of warrants that would have expired during the period, the fair value of warrants that were repriced as well as the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

  Management fees increased to $380,507 during the nine months ended April 30, 2010 from $260,145 during the prior period. Some executive services vary from month to month based on activities and requirements of our company. Additionally, during the current period we added a new member to the executive team.

  Management fees - stock based increased to $474,667 during the nine months ended April 30, 2010 from $Nil during the prior period. The current and prior period expense consists of the fair value of option grants issued to our officers and directors that were earned during the period.

  Professional fees increased to $333,072 during the nine months ended April 30, 2010 from $134,714 during the prior period, due primarily to increases in legal services relating to corporate and business development during the current period. Market conditions in the prior period resulted in significantly limited activity.

  Travel and promotion increased to $67,444 during the nine months ended April 30, 2010 from $36,393 during the prior period. As with other operating costs, market conditions during the prior period resulted in significantly limited activity which is reflected in comparatively lower expenditures.

A $12,559 gain on the settlement of debt was realized during the nine months ended April 30, 2010. Additionally, interest and other income increased to $1,003 during the nine months ended January 31, 2010 from $Nil during the prior period. We also realized a foreign exchange loss of $25,457 during the nine months ended January 31, 2010 compared to a gain of $17,473 in the prior period.

Our net loss during the nine months ended April 30, 2010 was $3,781,140 or ($0.09) per share compared to a net loss of $1,215,809 or ($0.04) per share during the prior period. The weighted average number of shares outstanding was 43,017,890 for the nine months ended April 30, 2010 compared to 28,484,080 in the prior period.

Transactions with Officers and Directors

Of the $4,113,832 incurred as operating expenses during the nine months ended April 30, 2010 an aggregate of $380,507 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $474,667 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at April 30, 2010, management fees and expense reimbursements of $45,826 are outstanding with no specified terms of repayment.

During the nine months ended April 30, 2010 we issued a $100,000 promissory note to a direct family member of an officer and a director, and which was fully repaid in the period. Additionally, we issued, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share, and for an exercise period of three years.

Of the $344,587 reported revenues and $321,853 direct operating costs for the nine months ended April 30, 2010 we recorded production revenues of $199,878 and incurred production costs of $113,045 for the Barge Canal property which is operated by company controlled by one of our officers.

LIQUIDITY AND CAPITAL RESOURCES

	April 30, 2010	April 30, 2009

Cash	$ 754,233	$ 2,773
Working capital (deficit)	805,633	(649,751)
Total assets	2,769,413	1,517,634
Total liabilities	361,570	776,743
Shareholders' equity	2,407,843	740,891

At April 30, 2010 we had $754,233 in cash and working capital of $805,633. We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $735,440 during the nine months ended April 30, 2010 compared to a decrease in cash of $64,877 during the prior period. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2010 was $2,398,081 compared to $784,352 during the prior period. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2010 was $3,450,812 compared to $825,209 during the prior period. During the current period, we received net proceeds of $3,497,212 from the issuance of our common stock and repaid $131,031 in advances from related parties.

Investing Activities

Net cash used in investing activities during the nine months ended April 30, 2010 was $317,291 compared to $105,734 in the prior period. Significant investing expenditures in the current period include production equipment and investment in oil and gas properties. There were no significant investing expenditures during the prior period.

Stock Options and Warrants

As at April 30, 2010 we had 8,680,000 stock options and 23,599,067 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.30 per share and the outstanding warrants have a weighted average exercise price of $0.42 per share. Accordingly, as at April 30, 2010 the outstanding options and warrants represented a total of 32,279,067 shares issuable for proceeds of approximately $12,516,000 if these options and warrants were exercised in full. The exercise of these options and warrants is at the discretion of the holders and, accordingly, there is no assurance that any of these options or warrants will be exercised.

Plan of Operation and Funding

At April 30, 2010 we had $754,233 of cash on hand and working capital of $805,633. As such, our working capital at April 30, 2010 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil increased from approximately $30 per barrel in 2003 to over $140 per barrel in the summer of 2008 but has decreased to lows of below $40 in December 2008 and February 2009, and then increased to approximately $80 per barrel as of late February 2010 but has fallen off that price recently. If the price of oil continues to fluctuate significantly, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at April 30, 2010, we had accumulated losses of $11,351,417 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to certain deficiencies in our internal control over financial reporting as of July 31, 2009, as described in our management's report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended July 31, 2009, which deficiencies have not been remedied as of April 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of our fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Services Agreements

Effective February 16, 2010, we issued 21,622 shares of restricted common stock at a deemed price of $0.35 per share to one shareholder pursuant to the terms of a services agreement. Effective April 6, 2010, we issued 10,811 shares of restricted common stock at a deemed price of $0.35 per share to the same shareholder pursuant to the terms of the same services agreement. Effective on May 29, 2010, we issued 21,622 shares of restricted common stock at a deemed price of $0.35 per share to the same shareholder pursuant to the terms of the same services agreement. In each case, we relied on an exemption from registration under Regulation S and/or Section 4(2) of the Securities Act.

Effective February 16, 2010, we issued 50,000 shares of our restricted common stock at a deemed price of $0.35 per share to one shareholder pursuant to the terms of a services agreement. We relied on an exemption from registration under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Effective April 6, 2010, we issued 150,000 shares of restricted common stock at a deemed price of $0.20 per share to one shareholder pursuant to the terms of a services agreement. We relied on an exemption from registration under the Securities Act provided by Regulation S.

Effective April 29, 2010, we issued 100,000 shares of restricted common stock at a deemed price of $0.35 per share to one shareholder pursuant to the terms of a services agreement. We relied on an exemption from registration under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act.

Stock Bonuses

Effective December 15, 2009, we approved a year-end bonus plan. In accordance with the bonus plan, on February 11, 2010 we issued an aggregate of 284,284 shares of our restricted common stock at a deemed price of $0.35 per share to six individuals who are directors, officers, employees or consultants for our Company. We relied on an exemption from registration provided by (i) Rule 506 of Regulation D and or Section 4(2) of the Securities Act with respect to the issuance of shares to three of such individuals and (ii) Regulation S and or Section 4(2) of the Securities Act with respect to the issuance of shares to the remaining three individuals.

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

STRATEGIC AMERICAN OIL CORPORATION
/s/ "Jeremy Glenn Driver"
Jeremy Glenn Driver President, Chief Executive Officer, Principal Executive Officer and a director Date: June 11, 2010

/s/ "Johnathan Lindsay"
Johnathan Lindsay Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: June 11, 2010