Form 10-Q
period 2010-10-31
STRATEGIC AMERICAN OIL CORP
filed 2010-12-15
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 2010

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Leopard Street, Suite 2015

Corpus Christi, Texas, 78401
(Address of principal executive offices, including zip code)

361-884-7474
(registrant’s principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ☐   NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
As of December 14, 2010, 53,409,155 shares of common stock, $0.001 par value, were outstanding.

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2010	July 31, 2010
Assets
Current assets
Cash and cash equivalents	$56,394	$247,851
Restricted cash	40,000	40,000
Accounts receivable	13,596	6,580
Accounts receivable – related party	10,211	28,975
Other current assets	—	251,328
Total current assets	120,201	574,734

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $287,988 and $265,872, respectively	1,134,576	1,193,680
Unevaluated property	616,082	734,533
Other Assets	19,317	19,317
Property and equipment, net of accumulated depreciation of $8,507 and $7,624, respectively	4,864	5,747

Total Assets	$1,895,040	$2,528,011

Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable and accrued expenses	$470,190	$583,250
Notes payable, net of unamortized discount of $0 and $45,436, respectively	100,000	104,564
Derivative warrant liability	2,342,825	2,411,709
Total current liabilities	2,913,015	3,099,523

Asset retirement obligations	47,885	57,623
Total liabilities	2,960,900	3,157,146

Stockholder’s deficit:
Common stock, $.001 par; 500,000,000 shares authorized shares; 53,594,152 and 52,432,486 shares issued and outstanding	53,594	52,432
Additional paid in capital	11,658,549	10,718,194
Accumulated deficit	(12,778,003)	(11,399,761)
Total stockholder’s deficit	(1,065,860)	(629,135)

Total liabilities and stockholder’s deficit	$1,895,040	$2,528,011

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2010	2009 (Restated)

Revenues	$112,873	$82,933

Operating expenses
Lease operating expense	101,264	52,469
Depreciation, depletion, and amortization	23,000	16,050
Accretion	2,394	—
Consulting fees	940,733	309,063
Management fees	156,870	102,546
Other general and administrative expense	155,708	199,060
Total operating expenses	1,379,969	679,188

Loss from operations	(1,267,096)	(596,255)

Interest expense, net	(26,585)	(70,068)
Loss on warrant derivative liability	(84,561)	(2,038,226)

Net Loss	$(1,378,242)	$(2,704,549)

Basic and diluted loss per common share	$(0.03)	$(0.08)

Weighted average shares outstanding (basic and diluted)	53,215,312	31,984,844

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2010	2009 (Restated)
Cash Flows From Operating Activities
Net loss	$(1,378,242)	$(2,704,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	23,000	16,050
Accretion	2,394	—
Amortization of debt discount	20,578	52,100
Common stock issued for services	60,758	—
Share based compensation-amortization of the fair value of stock options	527,215	152,182
Loss on warrant derivative liability	84,561	2,038,226
Gain on settlement of accounts payable	—	(4,195)
Changes in operating assets and liabilities:
Accounts receivable	(7,016)	15,391
Accounts payable and accrued expenses	(113,062)	(56,893)
Other assets	251,328	(75,000)
Net cash used in operating activities	(528,486)	(566,688)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(106,835)	—
Purchases of fixed assets	—	(1,293)
Proceeds from sale of oil and gas properties and cost recovery	275,000	1,857
Net cash provided by investment activities	168,165	564

Cash Flows From Financing Activities
Proceeds from sales of common stock	200,100	1,842,112
Proceeds from notes payable	—	100,000
Payments on notes payable	(50,000)	—
Proceeds from notes payable to related parties	—	100,500
Payments on notes payable to related parties	—	(160,500)
Other changed in due to (from) related parties	18,764	(42,221)
Net cash provided by financing activities	168,864	1,839,891

Net increase (decrease) in cash	(191,457)	1,273,767
Cash at beginning of period	247,851	18,793
Cash at end of period	$56,394	$1,292,560

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three months ended October 31,
	2010	2009 (Restated)
Supplemental Disclosures:
Interest paid in cash	—	—
Income taxes paid in cash	—	—

Non-cash investing and financing
Non-cash capitalized interest	$24,858	—
Asset retirement obligation sold	12,132	—
Stock for accounts payable	—	$476,696
Stock for prepaid consulting fees	—	43,278
Debt discount	—	32,000
Exercise of warrants classified as a derivative	153,445	—

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of presentation

The unaudited consolidated financial statements of Strategic American Oil Corporation have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2010, as reported in the Form 10-K, have been omitted.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current presentation.

Restatement

These consolidated financial statements have been restated as more fully discussed in Note 3 – Restatement.

Recently issued or adopted accounting pronouncements
Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a working capital deficit of $2,792,814 and an accumulated deficit of $12,778,003 as of October 31, 2010.  These factors raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.

If we do not raise capital sufficient to fund our business plan, Strategic may not survive.

The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 – Restatement

Subsequent to issuing the report for the three months ended October 31, 2009, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

1)
In October 2009, our private placements included warrants which had a “price protection” feature (i.e., an anti-dilution feature; a ratchet down feature).  As a result, the warrants are not considered indexed to our own stock, and as such, they are to be classified as liabilities and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other Items – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  The previously filed financial statements reflected the warrants as indexed to our own stock and classified them as a component of equity. See Note 7: Warrant derivative liability for a detailed disclosure relating to these warrants.

2)
In August 2009, we extended the term of warrants originally issued with an equity raise.  Because the warrants that were extended were originally issued with common stock, the fair values associated with this modification should have been recorded as a deemed dividend. The previously filed financial statements reflected the extension as interest and finance charges.

The restatement changes increase the loss in the statement of operations and the accumulated deficit by $1,677,149, decreases additional paid in capital by $2,713,189 and increases warrant derivative liability by $4,390,338.

The results of the restatements are summarized as follows:

Consolidated Balance Sheets as of October 31, 2009:

	As reported	Adjustment	As restated

Warrant derivative liability	$—	$4,390,338	$4,390,338

Total current liabilities	385,874	4,390,338	4,776,212
TOTAL LIABILITIES	$408,727	$4,390,338	$4,799,065

Additional paid-in capital	$10,854,470	$(2,713,189)	$8,141,281
Accumulated deficit	(8,597,677)	(1,677,149)	(10,274,826)
TOTAL SHAREHOLDERS’ EQUITY	$2,334,819	$(4,390,338)	$(2,055,519)

Consolidated Statements of Operations for the three months ended October 31, 2009:

	As reported	Adjustment	As restated
Interest and financing charges	$431,145	$(361,077)	$70,068
Loss on warrant derivative liability	—	(2,038,226)	(2,038,226)
NET LOSS	(1,027,400)	(1,677,149)	(2,704,549)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)	$(0.08)

Consolidated Statements of Cash Flows for the three months ended October 31, 2009:

	As reported	Adjustment	As restated

Net loss	$(1,027,400)	$(1,677,149)	$(2,704,549)
Non cash interest & financing charges	$413,177	$(361,077)	$52,100
Loss on warrant liability	$—	$2,038,226	$2,038,226

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of October 31, 2010 and July 31, 2010 consisted of the following:

	October 31, 2010	July 31, 2010
Evaluated Properties
Costs subject to depletion	$1,422,564	$1,459,552
Depletion	(287,988)	(265,872)
Total evaluated properties	1,134,576	1,193,680

Unevaluated properties	616,082	734,533

Net oil and gas properties	$1,750,658	$1,928,213

Evaluated properties

In September 2010, we sold our interest in the Dixon lease for cash proceeds of $75,000. The buyer assumed the asset retirement obligation, which was $12,132, associated with the property. The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

Additions to the full cost center during the three months ended October 31, 2010 included lease improvements built at our Barge Canal properties for $26,055, land acquisition costs of $1,828 and geological and geophysical costs of $22,260.

In November 2010, we sold our working in interest in our Holt and Strahan properties for $100,000 and a retained overriding royalty interest of 6.25%.  (See Note 12 – Subsequent Events)

 Unevaluated properties

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

Additions to the unevaluated properties during the three months ended October 31, 2010, include interest capitalized of $24,858, exploration costs of 27,030, and acquisition costs of $29,660.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at October 31, 2010 and July 31, 2010.  At October 31, 2010 and July 31, 2010, our net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of October 31, 2010 and July 31, 2009:

	October 31, 2010	July 31, 2010
Liability for asset retirement obligation, beginning of period	$57,623	$22,662
Additions	—	10,598
Liabilities sold	(12,132)	—
Revisions in estimated cash flows	—	731
Accretion	2,394	23,632
Liability for asset retirement obligation, end of period	$47,885	$57,623

Note 6 – Notes Payable

During March 2009, we sold $150,000 convertible debentures, convertible at the greater of $0.25 per share or 90% of the current market price. The investor also received warrants to purchase 600,000 shares of common stock at an exercise price of $.60 per share for an exercise period that expires September 25, 2010. We retained the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium. The debentures carry interest at 15% to be accrued semiannually and payable in arrears. This sale resulted in net cash proceeds of $150,000.The fair value of the proceeds was allocated among the debentures and warrants based on their relative fair values.

The intrinsic value of the beneficial conversion feature was $58,779.   The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature totaling to $150,000 were recorded as a discount to the notes. These discounts are being amortized and charged to interest expense over the life of the notes using the effective interest rate of 278% per annum.

As of October 31, 2010 and July 31, 2009, respectively, $150,000 and $104,564 of the discount had been amortized. The note was scheduled to mature in September 2010.  We paid $50,000 of the debt during the three months ended October 31, 2010. Principal of $100,000 on the note remains unpaid as of October 31, 2010.  We are working with the lender to repay the remaining outstanding balance and there is no formal payment schedule as of the date of this report. During the three months ended October 31, 2010, we accrued interest of $5,625 at the contracted rate of 15% on the amounts outstanding.

Note 7 - Fair Value

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

The three-level hierarchy is as follows:
●	Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.
●	Level 2 inputs consist of quoted prices for similar instruments.
●	Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2010.

	Fair Value Measurement at October 31, 2010
	Carrying Value at October 31, 2010	Level 1	Level 2	Level 3

Derivative warrant liability	$2,342,825	—	—	$2,342,825

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts receivable – related party, accounts payable and accrued expenses, and convertible notes payable approximate their fair market value based on the short-term maturity of these instruments.

Note 8 – Warrant Derivative Liability

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

Certain warrants we issued during the year ended July 31, 2010 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants issued during the year ended July 31, 2010, have been recognized as a derivative liability.

870,000 of the warrants classified as derivatives and issued during November 2009 were exercised during the three months ended October 2010 for $200,100. This reduced the derivative liability by $153,445 and increased the additional paid-in capital by the same amount.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the three months ended October 31, 2010:

Beginning balance – August 1, 2010	$2,411,709
Issuance of derivative warrants	—
Reduced for warrants exercised	(153,445)
Change in fair value of derivative liability	84,561
At October 31, 2010	$2,342,825

The $68,884 change in fair value was recorded as a reduction of the derivative liability as an $84,561 unrealized loss on the change in fair value of the liability in our statement of operations and a $153,445 adjustment to paid in capital related to the exercise during the period of warrants classified as derivative liabilities.

Note 9 - Stockholder’s Deficit

Common Stock Issuances

For exercise of warrants for cash:

During the three months ended October 31, 2010, an aggregate of 870,000 share purchase warrants were exercised for net proceeds of $200,100.  The warrants were derivative warrants; accordingly, the warrant derivative liability as of the date of exercise, $153,445 was reclassified to paid in capital.

For services:

During the three months ended October 31, 2010, we issued 291,666 shares of common stock to consultants for services valued at $60,758.  The shares were valued using the closing market price on the date of grant.

Stock options

During the three months ended October 31, 2010, we granted options to purchase 3,400,000 shares of common stock to two consultants and one of our officers. The compensation expense associated with compensatory stock options during the three months ended October 31, 2010 was $527,215. (See Note 10).

Note 10 – Stock Options and Warrants

During August 2010, the Board of Directors authorized and approved the adoption of the 2010 Stock Incentive Plan (the “2010 Plan”). An aggregate of 5,000,000 shares of our common stock may be issued under the plan. The 2010 Plan is administered by the Board of Directors which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

The following is a description of options granted under the 2010 Plan during the quarter ended October 31, 2010:

●
In August 2010, options to purchase 1,400,000 shares of common stock with an exercise price of $.20 per share and a term of three years were granted to one of our officers.  The fair value of the options on the date of grant was $173,611.  The options vest 25% each six months over the 18 months following the award with the first 25% or 350,000 shares vesting immediately.

●
In September 2010, options to purchase 2,000,000 shares of common stock with an exercise price of $.10 per share and a term of ten years were granted to consultants for services. The total fair value of the options was $412,598.  The options vested immediately.

During 2009, the Board of Directors authorized and approved the adoption of the 2009 Re-Stated Stock Incentive Plan (the “2009 Plan”). An aggregate of 10,000,000 of the Company’s shares may be issued under the plan. The Stock Incentive Plan is administered by the Board of Directors which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.  There were no grants under the 2009 plan during the quarter ended October 31, 2010.

The following table provides information about options granted to consultants under our stock incentive plans during the three months ended October 31, 2010 and 2009:

	2010	2009
Number of options granted	3,400,000	—
Compensation expense recognized	$527,215	$76,800
Compensation cost capitalized	—	—
Weighted average fair value of options granted	$0.14	—

The following table details the significant assumptions used to compute the fair market values of stock option expense during the three months ended October 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	0.51-1.27%	2.31%
Dividend yield	0%	0%
Volatility factor	134.62-153.00%	149.71%
Expected life (years)	1.5-5 years	5.5 years

For the options on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

Based on the fair value of the options as of October 31, 2010 there was $222,009 of unrecognized compensation costs related to non-vested share based compensation arrangements granted under the plan.

Summary information regarding stock options issued and outstanding as of October 31, 2010 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2010	8,705,000	$0.30	$20,000	5.40
Granted	3,400,000	0.14
Exercised	—	—
Expired	(425,000)	0.35
Outstanding at October 31, 2010	11,680,000	$0.25	$231,732	5.80

Warrants

During the three months ended October 31, 2010, 870,000 derivative warrants granted during November 2009 were exercised for cash (See Note 8).

Summary information regarding common stock warrants issued and outstanding as of October 31, 2010 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2010	23,599,067	$0.42	—	3.02
Granted	—	—	—	—
Exercised	(870,000)	0.23	—	—
Expired	(5,758,238)	0.96	—	—
Outstanding at October 31,2010	16,970,829	$0.24	—	3.74

Note 11 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties.  The following table summarizes the activity associated with the Barge Canal properties:

	Three months ended October 31,
	2010	2009
Revenues	$67,501	$47,184
Lease operating costs	$49,580	$29,819

As of October 31, 2010 and July 31, 2010 respectively, we had outstanding accounts receivable associated with these properties of $10,211and $28,975and no accounts payable.

During November and December 2010, we received $203,300 in proceeds of promissory notes payable from related parties as further discussed in Note 12 – Subsequent Events.

Note 12 – Subsequent Events

We issued a promissory note towards funds received from a director of the company of $10,000 during November 2010. It is payable on demand after 90 days and bears interest payable at 6% per annum.

We issued a promissory note for funds received from our chairman of the Board of $10,000 during November 2010. It is payable on demand after 90 days and bears interest payable at 6% per annum.

We issued a promissory note to an officer of the company of $8,300 during November 2010. It is payable on demand after 90 days and bears interest payable at 6% per annum.

During November 2010, we sold our working interest in the Holt and Strahan leases for $100,000 and a retained overriding royalty  interest  of 6.25%. We received a promissory note, with no interest and payable through production payments,  issued from the buyer for the $100,000 sales price. Our monthly production payments will be 5% of the revenue from the wells until the note is repaid.

We issued a promissory note for funds received from our chairman of the Board of $175,000 during December 2010. The principal is payable one year from the date of issuance and bears interest payable at 6% per annum.  Accrued interest is payable on a quarterly basis.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION
The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.  Some of the factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in the section entitled “Risk Factors” and elsewhere throughout this Form 10-Q.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished.  We have no obligation to update or revise forward looking statements to reflect the occurrence of future events or circumstances.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

As used in this Quarterly Report: (i) the terms “we”, “us”, “our”, “Strategic”, “Penasco” and the “Company” mean Strategic American Oil Corporation and its wholly owned subsidiary, Penasco Petroleum Inc., unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2010 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2010 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2010.

General

We are a natural resource exploration and production company engaged in the exploration, acquisition and development of oil and gas properties in the United States.  As of November 1, 2010, we maintain developed and undeveloped acreage in Texas and undeveloped acreage in Illinois.  As of  November 1, 2010, we were producing oil and gas from our working interest in three wells in Texas.  Prior to November 1, 2010, we held producing properties in Louisiana.

Our undeveloped acreage in the Illinois basin is adjacent to current or past producing wells. Drilling and completion costs are lower than in many other producing basins and the net revenues are higher. Our leases in Illinois average 87.5% net revenue interest with 100% working interest. Multiple pay zones are indicated in leasehold areas including the Cypress, Levias, Aux Vases, Ste. Genevieve, Salem, Saint Lewis and Warsaw formations. Maximum drill depths will be approximately4,000 feet.

We continue to review and evaluate submittals on properties in Louisiana, Texas, Illinois and other areas of the continental United States.

Recent Activities

In September 2010, we assigned 81.25% working interest in the Kennedy Ranch lease to Chinn Exploration (“Chinn”).  Our remaining working interest is carried to the casing point with respect to the first test well.  Drilling of the well commenced on November 30, 2010.

Results of Operations
Production data:

	Three Months ended October 31,
	2010			2009
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	1,381	2,871	11,159	1,113	3,043	9,722
Average sales price	73.80	3.81	10.11	67.04	2.73	8.53
Average lease operating expense			9.00			5.40

Statements of operations:

	Three Months Ended October 31,
	2010	2009 (Restated)	Increase/ (Decrease)	% change
Revenues	$112,873	$82,933	29,940	36%

Operating expenses
Lease operating expense	101,264	52,469	48,795	93%
Depreciation, depletion, and amortization	23,000	16,050	6,950	43%
Accretion	2,394	—	2,394	100%
Consulting fees	940,733	309,063	631,670	204%
Management fees	156,870	102,546	54,324	53%
Other general and administrative expense	155,708	199,060	(43,352)	(22%)
Total operating expenses	1,379,969	679,188	700,781	103%
	(1,267,096)	(596,255)	(670,841)	113%
Loss from operations

Interest expense, net	(26,585)	(70,068)	(43,483)	(62%)
Gain on warrant derivative liability	(84,561)	(2,038,226)	(1,953,665)	(96%)

Net loss	$1,378,242	$2,704,549	$1,326,307	(49%)

We recorded a net loss for the three months ended October 31, 2010 of $1,378,242 or $0.03 basic and diluted loss per share compared to a net loss available to common shareholders of $2,704,549 or $0.08 basic and diluted loss per share for the comparable quarter of 2009.

Revenue

Revenues from oil and gas properties were $112,873 during the three months ended October 31, 2010 compared to $82,933 during the three months ended October 31, 2009. Significant developments or changes between these periods are outlined below:

●
Barge Canal: Revenue from the Barge Canal project was $67,501for the three months ended October 31, 2010, as compared to $47,184 for the three months ended October 31, 2009. This represents an increase of $20,317. This was primarily due to higher oil and gas prices.

●
Louisiana properties: Revenue from the properties located in Louisiana was $45,372 for the three months ended October 31, 2010 as compared to $34,743 for the comparable period in 2009. This represents an increase of $10,629.  This is due to increased production and higher oil prices.  During September 2010, we sold our working interest in the Dixon project and effective November 1, 2010, we sold our working interest in our remaining oil and gas properties in Louisiana.  We retained an overriding interest in the Holt and Strahan properties that were sold in November.  Accordingly, we will continue to have some revenue from our Louisiana properties; but the revenues will decline significantly in future periods.

Operating expenses

Oil and gas operating costs were $101,264 during the three months ended October 31, 2010, compared to $52,469 in the prior year. This represents an increase of 93% or $48,795. Significant developments or changes in direct operating costs per project are outlined as follows:

●	Barge Canal: Direct operating costs were $49,580 during the three months ended October 31, 2010 as compared to costs of $29,819 during the three months ended October 31, 2009.

●	South Delhi/Big Creek Field: Direct operating costs were $42,358 during the three months ended October 31, 2010 as compared to costs of $21,904 during the three months ended October 31, 2009.

Depletion, depreciation and amortization (DD&A)

For the three months ended October 31, 2010, we recorded DD&A expense of $23,000 compared to $16,050 for the three months ended October 31, 2009 representing an increase of $6,950. This increase is primarily due to additions to the depletable base as of October 31, 2010.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $2,394 for the three months ended October 31, 2010 compared to the same period in 2009. In accordance with SFAS 143, we discount the fair value of our asset retirement obligations and record accretion expense due to the passage of time using the interest method of allocation.   Accordingly, the accretion expense is a function of the balance of the asset retirement obligation.

Consulting Fees
Consulting fees for the three months ended October 31, 2010 increased by $631,670 from the comparable 2009 quarter to $940,733. This is due to an increase in the stock based consulting of $337,140 and an increase in expenses relating to other consulting service arrangements of $294,530. The increase is primarily attributable to options grants in the current year which vested immediately and the completion of the investor relations consulting projects by two consultants.

Management Fees
Management fees for the three months ended October 31, 2010 increased by $54,324 from the comparable 2009 quarter to $156,870. This is due to increase in stock based expenses of $75,752 and a decrease in other expenses $21,428. This increase in the expenses relate to option grants to a member of the management during the current quarter. The decrease in other management fees  was attributable to contracts and bonus payments in the prior period and which were not incurred during the current period.

General and administrative expense (G&A expense)

G&A expense for the three months ended October 31, 2010 decreased 22% from the comparable 2009 quarter to $155,708. The decrease is primarily attributable to decreases in legal fees and foreign exchange loss. Travel and promotion expenses also decreased in 2010 in comparison to the prior period.

Interest expense

Interest expense for the quarter ended October 31, 2010 amounted to $26,585 compared to $70,068 in the comparable quarter ended 2009.  Amounts in the account relate to interests accrued on notes and accretion of debt discounts. During the current quarter, interest expenses decreased in comparison to the prior period because there was only one note payable outstanding in 2010.  Additionally, accretion of discount associated with the debt was complete in September 2010.

Loss on derivative liabilities
For the three months ended October 31, 2010, we incurred a loss on derivatives of $84,561.This loss compared to a $2,038,226 loss for the 2009 comparable quarter. The loss in the quarter ended October 31, 2009 consists of the unrealized loss on the date of initial recognition of the derivative warrant liability of $2,058,255 and the change due to mark-to- market valuation at October 31, 2009 of $20,009. During the corresponding current period, the expense consists of only the mark-to-market valuation for the quarter of $84,561.

Net loss
For the quarter ended October 31, 2010, net loss decreased $1,326,307 from the comparable quarter of 2009. This change is due to the factors discussed above; it is primarily attributable to the $1,953,665 decrease in the loss on derivative liabilities.

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

We believe that our critical accounting policies and estimates include the accounting for oil and gas properties, long-lived assets reclamation costs, the fair value of our warrant derivative liability, and accounting for stock-based compensation.

See Note 1 of our consolidated financial statements for our year ended July 31, 2010 for a summary of these and other significant accounting policies.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010

Cash reserves	$56,394	$247,851

Working capital (deficit)	$(2,792,814)	$(2,524,789)

Subject to the availability of additional financing, we intend to spend approximately $3,000,000 over the next twelve months in carrying out our current plan of operations. At October 31, 2010, we had $56,394 of cash on hand and a working deficit of $2,792,814 ($2,342,825 is attributable to a warrant derivative liability which would ordinarily be settled in stock). As such, our working capital will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We estimate that we will need to receive additional funds of approximately $3,000,000 during the next twelve months, either through the sale of capital stock, borrowing, or from increased oil/gas production revenue. Our management is currently making significant efforts to secure the needed capital, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the prices of oil and natural gas, as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established in recent years, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil decreased from approximately $140 per barrel in 2008 to under $40 per barrel in February of 2009 but has increased to approximately $85 per barrel as of late November 2010. If the price of oil drops to levels in previous years, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As of October 31, 2010, we had accumulated losses of $12,778,003 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we do not raise capital sufficient to fund our business plan, Strategic may not survive.

Net Cash Used in Operating Activities

Operating activities during the quarter ended October 31, 2010 are comparable to the prior year; we used cash of $528,486 compared to $566,688 during the quarter ended October 31, 2009. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.

Net Cash Used in Investing Activities

During the quarter ended October 31, 2010, investing activities provided cash of $168,165 compared to $564 during the quarter ended October 31, 2009. The changes between such periods relates primarily to the sale of working interest in our Kenedy and Dixon projects in 2010.

Net Cash Provided by Financing Activities

As we have had limited revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities during the quarter ended October 31, 2010 provided cash of $168,864 compared to $1,839,891 during the quarter ended October 31, 2009.  This is attributable to a significant stock private placement in 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required because we are a smaller reporting company.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  In light of the deficiencies in our internal control over financial reporting disclosed in our annual report for our fiscal year ended July 31, 2010, which have not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded, after the evaluation described above, that our disclosure controls and procedures were not effective as of October 31, 2010. As a result of this conclusion, the consolidated financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Internal Control over Financial Reporting

In connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter, we identified no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

Item 1A. Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 15, 2010. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our quarter ended October 31, 2010, we issued the following unregistered equity securities:

Effective September 2, 2010, we issued 100,000 shares of restricted common stock at a deemed price of $0.35 per share to one shareholder pursuant to the terms of a services agreement.  We relied on an exemption from registration for accredited investors under Rule 506 of Regulation D of the Securities Act and/or Section 4(2) of the Securities Act.

Effective September 20, 2010, we issued 150,000 shares of restricted common stock at a deemed price of $0.1933 per share to one shareholder pursuant to the terms of a services agreement.  We relied on an exemption from registration for accredited investors under Rule 506 of Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 - Certification of Chief Executive Officer of Strategic American Oil Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of Strategic American Oil Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer of Strategic American Oil Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 - Certification of Chief Financial Officer of Strategic American Oil Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

/s/ “Jeremy Glenn Driver”

Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive Officer
and a director
Date: December 15, 2010

/s/ “Johnathan Lindsay”

Johnathan Lindsay
Secretary, Treasurer, Chief Financial Officer, Principal
Accounting Officer and a director
Date: December 15, 2010