Form 10-Q/A
period 2009-10-31
STRATEGIC AMERICAN OIL CORP
filed 2011-01-07
CIK 1425808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2009

or

☐	Transition Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 2015, 600 Leopard Street, Corpus Christi, Texas	78473

(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE TO FORM 10-Q/A:

This 10-Q/A is being filed to correct our financial statements for the three months ended October 31, 2009 and 2008.  Subsequent to issuing the report for the three months ended October 31, 2009 and 2008, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

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

2)
In August 2009, we extended the term of warrants originally issued with an equity raise.  Because the warrants that were extended were originally issued with common stock, the fair values associated with this modification should have been recorded as a deemed dividend. The previously filed financial statements reflected the extension as interest and finance charges. See Note 10: Stockholders’ equity (deficit) – warrant modifications for more information.

Additionally, we have corrected various typographical errors from the original document.

STRATEGIC AMERICAN OIL CORPORATION

PART I- FINANCIAL INFORMATION

Item 1.          Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2009
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2009
	(Restated)	July 31, 2009

CURRENT ASSETS
Cash	$1,292,560	$18,793
Accounts receivable	19,682	35,073
Prepaid expenses and deposits	76,200	44,478

	1,388,442	98,344

RECLAMATION BONDS (Note 3)	59,317	59,317
EQUIPMENT (Note 4)	27,802	29,830
OIL AND GAS PROPERTIES (Note 5)
Proved properties	972,419	986,926
Unproved properties	295,566	295,454

TOTAL ASSETS	$2,743,546	$1,469,871

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$148,420	$403,804
Convertible notes (Note 6)	65,707	42,718
Notes payable (Note 6)	97,111	-
Warrant derivative liability (Note 7)	4,390,338	-
Due to related parties (Note 8)	74,636	459,257
	4,776,212	905,779

ASSET RETIREMENT OBLIGATIONS (Note 9)	22,853	22,662
Total liabilities	4,799,065	928,441

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 10)
Common stock $0.001 par value: 500,000,000 shares authorized 43,014,135 shares issued and outstanding (July 31, 2009 - 29,350,827)	43,014	29,351
Additional paid-in capital	8,141,281	7,688,912
Obligation to issue shares	17,000	37,382
Share subscriptions	18,012	356,062
Deficit accumulated during the exploration stage	(10,274,826)	(7,570,277)
Total stockholders’ equity (deficit)	(2,055,519)	541,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,743,546	$1,469,871

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)
SUBSEQUENT EVENTS (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2009 (Restated)	Three Months Ended October 31, 2008	For the Period from April 12, 2005 (inception) to October 31, 2009 (Restated)

OIL AND GAS REVENUES (Note 8)	$82,933	$135,427	$2,348,044

EXPENSES
Consulting fees	133,985	171,392	2,129,417
Consulting fees - stock based (Note 10)	175,078	5,556	1,746,483
Depreciation and depletion	16,050	9,927	227,517
Direct operating costs (Note 8)	52,469	87,160	1,762,457
General and administrative	42,553	60,568	463,395
Impairment of properties (Note 5)	-	-	233,306
Interest and financing charges (Notes 6, 8 and 10)	70,068	-	135,054
Management fees (Note 8)	102,546	90,520	1,149,871
Management fees – stock based (Notes 8 and 10)	-	-	1,656,000
Professional fees	102,379	57,402	718,028
Travel and promotion	24,907	13,024	363,110

TOTAL EXPENSES	720,035	495,549	10,584,638

LOSS BEFORE OTHER ITEMS	(637,102)	(360,122)	(8,236,594)

OTHER ITEMS
Gain on debt settlement	4,195	-	4,195
Interest and other income	112	-	8,400
Foreign exchange loss	(33,528)	-	(12,601)
Loss on warrant derivative liability (Note 7)	(2,038,226)	-	(2,038,226)

NET LOSS FOR THE PERIOD	(2,704,549)	(360,122)	(10,274,826)

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(7,570,277)	(4,787,774)	-

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(10,274,826)	$(5,147,896)	$(10,274,826)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	31,984,844	28,235,658

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2009(Restated)	Three Months Ended October 31, 2008	For the Period From April 12, 2005 (inception) to October 31, 2009(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,704,549)	$(360,122)	$(10,274,826)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	16,050	9,927	227,517
Impairment of oil and gas properties	-	-	233,306
Non-cash interest and financing charges	52,100	-	115,464
Stock based compensation	175,078	5,556	3,402,483
Loss on warrant derivative liability	2,038,226	-	2,038,226
Gain on debt settlement	(4,195)	-	(4,195)
Write-off of reclamation bond	-	-	21,875
Changes in operating assets and liabilities:
Accounts receivable	15,391	178,396	(19,682)
Prepaid expenses and deposits	(75,000)	(131,830)	(76,200)
Accounts payable and accrued liabilities	(79,789)	(27,425)	411,303
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(566,688)	(325,498)	(3,924,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	1,842,112	469,900	6,411,309
Proceeds from convertible notes	-	-	150,000
Proceeds from notes payable	100,000	-	100,000
Advances and repayments to related parties	(102,221)	(7,000)	370,929
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,839,891	462,900	7,032,238

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties, net of cost recoveries	1,857	(24,951)	(1,667,268)
Purchase of equipment	(1,293)	-	(66,489)
Reclamation bonds	-	-	(81,192)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	564	(24,951)	(1,814,949)

INCREASE IN CASH	1,273,767	112,451	1,292,560

CASH, BEGINNING	18,793	67,650	-

CASH, ENDING	$1,292,560	$180,101	$1,292,560

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES (Note 12)

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at October 31, 2009, the Company had working deficit of $(3,387,770) and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

Restatement

These consolidated financial statements have been restated as more fully discussed in Note 2 – Restatement.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2009.

	Carrying	Fair Value Measurement at October 31, 2009
	Value at October 31, 2009	Level 1	Level 2	Level 3

Derivative warrant liability	$4,390,338	_	-	$4,390,338

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the three months ended October 31, 2009:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	2,352,112
Reduced for warrants exercised	-
Change in fair value of derivative liability	2,038,226
At October 31, 2009	$4,390,338

The $2,038,226 change in fair value was recorded as an increase of the derivative liability and as an unrealized loss due to change in fair value of the liability in our statement of operations.

Subsequent Events

The Company has evaluated events occurring between the end of the fiscal quarter, October 31, 2009, and December 10, 2009 when the financial statements were issued.

Recent accounting pronouncements

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

NOTE 2:      RESTATEMENT

Subsequent to issuing the report for the three months ended October 31, 2009 and 2008, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

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

2)
In August 2009, we extended the term of warrants originally issued with an equity raise.  Because the warrants that were extended were originally issued with common stock, the fair values associated with this modification should have been recorded as a deemed dividend. The previously filed financial statements reflected the extension as interest and finance charges. See Note 10: Stockholders’ equity (deficit) – warrant modifications for more information.

The restatement changes increase the loss in the statement of operations and the accumulated deficit by $1,677,149, decreases additional paid in capital by $2,713,189 and increases warrant derivative liability by $4,390,338.

The results of the restatements are summarized as follows:

Consolidated Balance Sheets as of October 31, 2009:

	As reported	Adjustment	As restated

Warrant derivative liability	$-	$4,390,338	$4,390,338
Total current liabilities	385,874	4,390,338	4,776,212
TOTAL LIABILITIES	$408,727	$4,390,338	$4,799,065

Additional paid-in capital	$10,854,470	$(2,713,189)	$8,141,281
Accumulated deficit	(8,597,677)	(1,677,149)	(10,274,826)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$2,334,819	$(4,390,338)	$(2,055,519)

Consolidated Statements of Operations for the three months ended October 31, 2009:

	As reported	Adjustment	As restated
Interest and financing charges	$431,145	$(361,077)	$70,068
Total expenses	1,081,112	(361,077)	720,035
Loss before other items	(998,179)	361,077	(637,102)
Loss on warrant derivative liability	-	(2,038,226)	(2,038,226)
NET LOSS FOR THE PERIOD	(1,027,400)	(1,677,149)	(2,704,549)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(8,597,677)	$(1,677,149)	$(10,274,826)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)	$(0.08)

Consolidated Statements of Operations for the Period from April 12, 2005 (inception) to October 31, 2009:

	As reported	Adjustment	As restated
Interest and financing charges	$496,131	$(361,077)	$135,054
Total expenses	10,945,715	(361,077)	10,584,638
Loss before other items	(8,597,671)	361,077	(8,236,594)
Loss on warrant derivative liability	-	(2,038,226)	(2,038,226)
NET LOSS FOR THE PERIOD	$(8,597,677)	$(1,677,149)	$(10,274,826)

Consolidated Statements of Cash Flows for the three months ended October 31, 2009:

	As reported	Adjustment	As restated

Net loss	$(1,027,400)	$(1,677,149)	$(2,704,549)
Non cash interest & financing charges	$413,177	$(361,077)	$52,100
Loss on warrant liability	$-	$2,038,226	$2,038,226

Consolidated Statements of Cash Flows for the Period from April 12, 2005 (inception) to October 31, 2009:

	As reported	Adjustment	As restated

Net loss	$(8,597,677)	$(1,677,149)	$(10,274,826)
Non- cash interest and financing charges	$476,541	$(361,077)	$115,464
Loss on warrant liability	$-	$2,038,226	$2,038,226

NOTE 3:      RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (July 31, 2009 - $19,317) and Texas $40,000 (July 31, 2009 - $40,000) to cover each State's reclamation requirement for producing operations. There were no changes during the three months ended October 31, 2009.

NOTE 4:      EQUIPMENT

Equipment acquisitions consist of the following:

	October 31, 2009	July 31, 2009

EQUIPMENT
Computer equipment	$5,925	$4,632
Furniture and fixtures	8,320	8,320
Leasehold improvements	11,294	11,294
Production equipment	40,950	40,950

	66,489	65,196
Accumulated depreciation	(38,687)	(35,366)

	$27,802	$29,830

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

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	October 31, 2009	July 31, 2009

PROVED PROPERTIES
Barge Canal	$593,843	$593,767
South Delhi / Big Creek Field	346,902	346,787
Impaired properties	220,504	222,473

	1,161,249	1,163,027

Accumulated depletion	(188,830)	(176,101)

	972,419	986,926

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	20,000	20,000
Illinois prospects	164,816	164,272
Louisiana prospects	22,944	22,944
Texas prospects	87,806	88,238

	295,566	295,454

	$1,267,985	$1,282,380

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	October 31, 2009	July 31, 2009

ACQUISITION COSTS
Barge Canal	$572,456	$572,456
Janssen Lease	20,000	20,000
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	164,816	164,272
Louisiana Prospects	22,944	22,944
Texas Prospects	87,806	88,238
Impaired acquisition costs	99,817	101,786

	1,258,129	1,259,986

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900

	55,146	55,146

EXPLORATION COSTS
Impaired exploration costs	120,687	120,687

RETIREMENT OBLIGATIONS
Barge Canal	9,141	9,065
South Delhi / Big Creek Field	13,712	13,597

	22,853	22,662

	$1,456,815	$1,458,481

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

NOTE 7:      WARRANT DERIVATIVE LIABILITY (RESTATED)

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

Certain warrants we issued during the three months ended October 31, 2009 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.

The exercise price of all the 12,977,500 warrants issued to investors, vendors, and for finders’ fees in October 2009, as more fully discussed in Note 10 – Stockholders’ equity (deficit), is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.35. If these provisions are triggered, the exercise price of all their warrants will be reduced.

The total fair value of the warrants issued during October 2009, amounting to $4,410,367 has been recognized as a derivative liability on the date of issuance. The fair value on the date of issuance includes the net cash proceeds from the sale of stock of $2,042,112, the value of accounts payable and debt settled of $310,000 and an unrealized loss as of the date of issuance of $2,058,225.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the three months ended October 31, 2009:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	2,352,112
Reduced for warrants exercised	-
Change in fair value of derivative liability	2,038,226
At October 31, 2009	$4,390,338

The $2,038,226 change in fair value was recorded as an increase of the derivative liability and as an unrealized loss due to change in fair value of the liability in our statement of operations.

NOTE 8:      RELATED PARTY TRANSACTIONS

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

NOTE 9:      ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	October 31, 2009	July 31, 2009

BARGE CANAL
Opening balance	$9,065	$10,722
Revisions	-	(1,956)
Accretion expense	76	299

	9,141	9,065

SOUTH DELHI / BIG CREEK FIELD
Opening balance	13,597	4,643
Revisions	-	8,505
Accretion expense	115	449

	13,712	13,597

	$22,853	$22,662

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

NOTE 10:    STOCKHOLDERS' EQUITY (DEFICIT)

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

On October 15, 2009, the Company completed a private placement for 12,500,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $2,500,000, of which $310,000 were received in the form of debt conversion. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance. The proceeds, net of finder’s fees, were allocated to the warrants because the warrants are derivatives (see Note 6) and the fair value of the warrants was classified as a liability.

Other than derivative warrants, the Company has not separately disclosed the fair market value of the warrants attached to the unit private placements during the current and prior fiscal years.

Share Purchase Warrants

On October 15, 2009, in conjunction with the private placement issuance on the same day, the Company issued as finders' fees 477,500 non-transferable share purchase warrant with an exercise price of $0.35, for a period of five years. The $162,276 fair value of the warrants at the date of issuance was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.41%, a dividend yield of 0%, and an expected volatility of 140%. The warrants are derivatives (see Note 6) and the fair value of the warrants was classified as a liability at issuance.

Warrant modification (Restated)

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

	Before	After
Risk-free interest rate	0.47%	0.47%
Dividend yield	0%	0%
Volatility factor	154.60%	154.60%
Remaining term (years)	0	1

A summary of the Company's common share purchase warrants as at October 31, 2009, and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	7,117,425	$0.83	0.79

Issued	1,544,999	1.00	1.33
Cancelled or expired	(2,302,145)	0.60	-

BALANCE, JULY 31, 2009	6,360,279	0.91	0.20
Issued	14,116,998	0.35	4.83
Cancelled or expired	-	-	-

BALANCE, OCTOBER 31, 2009	20,477,277	$0.53	3.54

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

A summary of the Company's stock options as at October 31, 2009, and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	3,800,000	$0.33	8.83
Issued	2,730,000	0.35	10.00

BALANCE, JULY 31, 2009	6,530,000	0.34	8.16
Issued	-	-	-

BALANCE, OCTOBER 31, 2009	6,530,000	$0.34	7.91

A summary of the status of the Company's unvested options as of October 31, 2009, and changes during the three months ended October 31, 2009, is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2008	33,333	$0.50
Issued	1,280,000	0.48
Vested	(353,333)	0.48

UNVESTED, JULY 31, 2009	960,000	0.48
Vested	-	-

UNVESTED, OCTOBER 31, 2009	960,000	$0.48

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

NOTE 12     SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended October 31,
	2009	2008

Interest paid	$-	$-
Income taxes paid	$-	$-

Refer to Note 10.

NOTE 13:    SUBSEQUENT EVENTS

On November 13, 2009, the Company completed a private placement for 5,250,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $1,050,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance. The proceeds, net of finder’s fees, were allocated to the warrants because the warrants are derivatives (see Note 6) and the relative fair value of the warrants was classified as a liability.

In association with the private placement, during November 2009, we granted warrants to purchase 730,000 shares of common stock at $.35 per share which expire five years from the date of issuance as finder’s fees. In addition, a consultant received warrants to purchase 50,000 shares of common stock at $.35 per share which expire five years from the date of issuance for business services. The warrants are derivatives (see Note 7) and the fair value of the warrants was classified as a liability at issuance.

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A for the quarterly period ended October 31, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Period from Inception to October 31, 2009

PRODUCTION DATA
Oil (MBbls)	1.1	1.1	27.1
Natural gas (MMcf)	3.0	2.1	50.4

Total (MMcfe)	9.7	8.5	212.8

AVERAGE PRICES
Oil (per Bbl)	$67.04	$109.63	$75.76
Natural gas (per Mcf)	$2.73	$8.52	$5.79

Total (per Mcfe)	$8.53	$15.87	$11.01

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$5.01	$9.05	$5.92
Production tax expense	$0.39	$1.17	$0.33

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

	Three Months Ended October 31, 2009 (As Reported)	Three Months Ended October 31, 2009 (Restated)	Three Months Ended October 31, 2008

OIL AND GAS REVENUES	$82,933	$82,933	$135,427

EXPENSES
Consulting fees	133,985	133,985	171,392
Consulting fees - stock based	175,078	175,078	5,556
Depreciation and depletion	16,050	16,050	9,927
Direct operating costs	52,469	52,469	87,160

General and administrative	42,553	42,553	60,568

Interest and financing charges	431,145	70,068	-

Management fees	102,546	102,546	90,520

Professional fees	102,379	102,379	57,402

Travel and promotion	24,907	24,907	13,024

TOTAL EXPENSES	1,081,112	720,035	495,549

LOSS BEFORE OTHER ITEMS	(998,179)	(637,102)	(360,122)

OTHER ITEMS
Gain on debt settlement	4,195	4,195	-
Interest and other income	112	112	-
Foreign exchange	(33,528)	(33,528)	-
Loss on warrant derivative liability	-	(2,038,226)	-

NET LOSS FOR THE PERIOD	$(1,027,400)	$(2,704,549)	$(360,122)

Revenue

Revenue from oil and gas properties was $82,933 for the three months ended October 31, 2009, compared to $135,427 in the prior period. Significant developments or changes between these periods are outlined below:
.
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

.
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

.
Janssen Lease: Revenue from the Janssen Lease project was $1,006 for the three months ended October 31, 2009, as compared to $5,164 for the three months ended October 31, 2008. As with Barge Canal and South Delhi/Big Creek Field, average sale prices for oil and natural gas (per Mcf) were 39% and 68% lower respectively in the current period.

Operating Expenses

Operating expenses incurred during the three months ended October 31, 2009, were $720,035 compared to $495,549 in the prior period. Significant changes and expenditures are outlined as follows:
.
Consulting fees decreased to $133,985 during the three months ended October 31, 2009, from $171,392 during the same period ended October 31, 2008, due primarily to corporate development in the prior period relating to the listing process which completed in August, 2008.

.
Consulting fees - stock based increased to $175,078 during the three months ended October 31, 2009, from $5,556 during the same period ended October 31, 2008. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

.
Depreciation and depletion increased to $16,050 during the three months ended October 31, 2009, from $9,927 during the same period ended October 31, 2008. Depletion of capitalized oil and natural gas properties is based on production during the current and comparative periods.

.
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

ii.
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

iii.
Janssen Lease: Direct operating costs of $746 for the three months ended October 31, 2009, represented approximately 74% of gross production sales during the current period. Direct operating costs of $1,223 for the three months ended October 31, 2008, represented approximately 24% of gross production sales during the prior period.

.
General and administrative costs decreased to $42,553 during the three months ended October 31, 2009, from $60,568 during the same period ended October 31, 2008, due to significant prior year costs relating to the listing process which completed in August 2008.

.
Interest and financing charges increased to $70,068, as restated, during the three months ended October 31, 2009, from $Nil during the same period ended October 31, 2008. Interest and financing charges includes the accrued interest and the fair value of warrants issued in conjunction with promissory notes and the accretion of the fair value of warrants issued with convertible debentures.

.
Management fees increased to $102,546 during the three months ended October 31, 2009, from $90,520 during the same period ended October 31, 2008. Some executive services vary from month to month based on activities and requirements of our company.

.
Professional fees increased to $102,379 during the three months ended October 31, 2009, from $57,402 during the same period ended October 31, 2008, due primarily to increases in legal services relating to corporate and business development during the current period.

.
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

Loss on warrant derivative liability was $2,038,226 during the three months ended October 31, 2009, compared to $Nil during the prior period. This represents an increase of 100%. This is due to the warrants issued during the current period which qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The fair value of these warrants was determined using the Black-Scholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.

Our net loss during the three months ended October 31, 2009, as restated, was $2,704,549 or ($0.08) per share compared to a net loss of $360,122 or ($0.01) per share during the same period ended October 31, 2008. The weighted average number of shares outstanding was 31,984,844 for the three months ended October 31, 2009, compared to 28,235,658 in the prior period.

Transactions with Officers and Directors

Of the $720,035 incurred as operating expenses during the three months ended October 31, 2009, an aggregate of $102,546 was incurred payable to certain officers and directors and recorded as management fees, and $8,869 was incurred and interest and financing charges on promissory notes issued to related parties. As at October 31, 2009, management fees and expense reimbursements of $74,636 are outstanding with no specified terms of repayment.

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

LIQUIDITY AND CAPITAL RESOURCES

	October 31, 2009	October 31, 2009	October 31, 2009	October 31, 2008
	(As Reported)	(Adjustments)	(Restated)

Cash and cash equivalents	$1,292,560	-	$1,292,560	$180,101
Working capital (deficit)	1,002,568	(4,390,338)	(3,387,770)	(3,977)
Total assets	2,743,546	-	2,743,546	1,725,871
Total liabilities	408,727	4,390,338	4,799,065	384,032
Shareholders' equity (deficit)	2,334,819	(4,390,338)	(2,055,519)	1,341,839

At October 31, 2009, we had $1,292,560 in cash and working deficit, as restated, of $(3,387,770). We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $1,273,767 during the three months ended October 31, 2009, compared to an increase of $112,451 during the same period ended October 31, 2008. See "Plan of Operation and Funding" below.

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

Plan of Operation and Funding

At October 31, 2009, we had $1,292,560 of cash on hand and working deficit of $(3,387,770). As such, our working capital at October 31, 2009 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at October 31, 2009, we had accumulated losses of $10,274,826 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

PART II- OTHER INFORMATION

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

The following exhibits are included with this Quarterly Report on Form 10-Q/A:

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

STRATEGIC AMERICAN OIL CORPORATION

/s/ "Jeremy Glenn Driver"
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive Officer and a director
Date: January 7, 2011

/s/ "Johnathan Lindsay"
Johnathan Lindsay
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: January 7, 2011