Form 10-Q/A
period 2010-01-31
STRATEGIC AMERICAN OIL CORP
filed 2011-01-07
CIK 1425808

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

EXPLANATORY NOTE TO FORM 10-Q/A:

This 10-Q/A is being filed to correct our financial statements for the three months and six months ended January 31, 2010 and 2009.  Subsequent to issuing the report for the three and six months ended January 31, 2010 and 2009, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

1)
In October and November 2009, our private placements included warrants which had a “price protection” feature (i.e., an anti-dilution feature; a ratchet down feature).  As a result, the warrants are not considered indexed to our own stock, and as such, they are to be classified as liabilities and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other Items – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  The previously filed financial statements reflected the warrants as indexed to our own stock and classified them as a component of equity. See Note 7: Warrant derivative liability for a detailed disclosure relating to these warrants.

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

STRATEGIC AMERICAN OIL CORPORATION

PART I- FINANCIAL INFORMATION

Item 1.     Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2010
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2010 (Restated)	July 31, 2009

CURRENT ASSETS
Cash	$1,093,379	$18,793
Accounts receivable	100,747	35,073
Prepaid expenses and deposits	32,016	44,478

	1,226,142	98,344

RECLAMATION BONDS (Note 3)	59,317	59,317
EQUIPMENT (Note 4)	70,363	29,830
OIL AND GAS PROPERTIES (Note 5)
Proved properties	1,023,539	986,926
Unproved properties	446,881	295,454

TOTAL ASSETS	$2,826,242	$1,469,871

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$80,817	$403,804
Convertible notes (Note 6)	88,696	42,718
Warrant derivative liability(Note 7)	4,739,506	-
Due to related parties (Note 8)	29,326	459,257

	4,938,345	905,779

ASSET RETIREMENT OBLIGATIONS (Note 9)	23,045	22,662

TOTAL LIABILITIES	4,961,390	928,441
STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock (Note 10)
Common stock $0.001 par value: 500,000,000 shares authorized 48,774,946 shares issued and outstanding (July 31, 2009 - 29,350,827)	48,775	29,351
Additional paid-in capital	8,701,999	7,688,912
Obligation to issue shares	135,457	37,382
Share subscriptions	18,012	356,062
Deficit accumulated during the exploration stage	(11,039,391)	(7,570,277)

Total stockholders’ equity (deficit)	(2,135,148)	541,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,826,242	$1,469,871

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)
SUBSEQUENT EVENTS (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31, 2010 (Restated)	Three Month Ended January 31, 2009	Six Months Ended January 31, 2010 (Restated)	Six Months Ended January 31, 2009	For the Period from April 12, 2005 (inception) to January 31, 2010 (Restated)

OIL AND GAS REVENUES (Note 8)	$137,763	$124,233	$220,696	$259,442	$2,485,807

EXPENSES
Consulting fees	277,845	73,052	411,830	244,444	2,407,262
Consulting fees - stock based (Note 10)	323,426	5,555	498,504	11,111	2,069,909
Depreciation and depletion	23,651	17,310	39,701	27,237	251,168
Direct operating costs (Note 8)	161,702	103,632	214,171	190,792	1,924,159
General and administrative	51,484	32,410	94,037	92,978	514,879
Impairment of properties (Note 5)	-	3,700	-	3,700	233,306
Interest and financing charges (Notes 6, 8 and 10)	32,098	9,757	102,166	9,757	167,152
Management fees (Note 8)	166,297	81,224	268,843	171,744	1,316,168
Management fees - stock based (Notes 8 and 10)	374,667	-	374,667	-	2,030,667
Professional fees	152,571	50,617	254,950	108,019	870,599
Travel and promotion	23,638	263	48,545	13,287	386,748

TOTAL EXPENSES	1,587,379	377,520	2,307,414	873,069	12,172,017

LOSS BEFORE OTHER ITEMS	(1,449,616)	(253,287)	(2,086,718)	(613,627)	(9,686,210)

OTHER ITEMS
Gain on debt settlement	8,364	-	12,559	-	12,559
Interest and other income	513	3,536	625	3,754	8,913
Foreign exchange	(4,565)	-	(38,093)	-	(17,166)
Gain (loss) on derivative warrant liability	680,739	-	(1,357,487)	-	(1,357,487)

NET LOSS FOR THE PERIOD	(764,565)	(249,751)	(3,469,114)	(609,873)	(11,039,391)

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(10,274,826)	(5,147,896)	(7,570,277)	(4,787,774)	-

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(11,039,391)	$(5,397,647)	$(11,039,391)	$(5,397,647)	$(11,039,391)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.09)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	47,761,124	28,610,350	39,872,984	28,423,004

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31, 2010 (Restated)	Six Months Ended January 31, 2009	For the Period From April 12, 2005 (inception) to January 31, 2010 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,469,114)	$(609,873)	$(11,039,391)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	39,701	27,237	251,168
Impairment of oil and gas properties	-	3,700	233,306
Non-cash interest and financing charges	77,958	-	141,342
Stock based compensation	873,171	11,111	4,100,576
Loss on derivative warrant liability	1,357,487	-	1,357,487
Gain on debt settlement	(12,559)	-	(12,559)
Write-off of reclamation bond	-	-	21,875
Changes in operating assets and liabilities:
Accounts receivable	(65,674)	178,279	(100,747)
Prepaid expenses and deposits	(30,816)	(78,359)	(32,016)
Accounts payable and accrued liabilities	(139,028)	45,777	352,064
Due to related parties	(101,031)	-	(101,031)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,469,885)	(422,128)	(4,827,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	2,858,862	469,900	7,428,059
Proceeds from sales of derivative warrants	-	-	-
Proceeds from convertible notes	-	-	150,000
Advances from and repayments to related parties	(46,500)	7,277	426,650

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,812,362	477,177	8,004,709

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties, net of cost recoveries	(219,589)	(104,447)	(1,888,714)
Purchase of equipment	(48,302)	-	(113,498)
Reclamation bonds	-	-	(81,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(267,891)	(104,447)	(2,083,404)

INCREASE IN CASH	1,074,586	(49,398)	1,093,379

CASH, BEGINNING	18,793	67,650	-

CASH, ENDING	$1,093,379	$18,252	$1,093,379

SUPPLEMENTAL CASH FLOW INFORMATION ANDNONCASH INVESTING AND FINANCING ACTIVITIES (Note 12)

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at January 31, 2010, the Company had working deficit of $(3,712,203) and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2010.

	Carrying	Fair Value Measurement at January 31, 2010
	Value at January 31, 2010	Level 1	Level 2	Level 3

Derivative warrant liability	$4,739,506	-	-	$4,739,506

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the six months ended January 31, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,382,019
Reduced for warrants exercised	-
Change in fair value of derivative liability	1,357,487
At January 31, 2010	$4,739,506

The $1,357,487 change in fair value was recorded as an increase of the derivative liability and as an unrealized loss in our statement of operation.

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

Note 2: RESTATEMENTS

Subsequent to issuing the report for the three and six months ended January 31, 2010 and 2009, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

1.
In October and November 2009, our private placements included warrants which had a “price protection” feature (i.e., an anti-dilution feature; a ratchet down feature).  As a result, the warrants are not considered indexed to our own stock, and as such, they are to be classified as liabilities and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other Items – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  The previously filed financial statements reflected the warrants as indexed to our own stock and classified them as a component of equity.  See Note 7: Derivative warrant liability for further details.

2.
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

The above changes result in an increase in the net loss and accumulated deficit of $1,009,567 during the six months ended January 31, 2010. During the same period it results in an increase in the derivative warrant liability of $4,739,506 and a decrease in the additional paid in capital of $3,729,939.

The results of the restatements are summarized as follows:

Consolidated Balance Sheets as of January 31, 2010:

	As reported	Adjustment	As restated
Warrant derivative liability	$-	$4,739,506	$4,739,506
Total current liabilities	$198,839	$4,739,506	$4,938,345
TOTAL LIABILITIES	$221,884	$4,739,506	$4,961,390
Additional paid-in capital	$12,431,938	$(3,729,939)	$8,701,999
Accumulated deficit	(10,029,824)	(1,009,567)	(11,039,391)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$2,604,358	$(4,739,506)	$(2,135,148)

Consolidated Statements of Operations for the three months ended January 31, 2010:

	As reported	Adjustment	As restated
Consulting fees	$310,269	$13,157	$323,426
Total expenses	$1,574,222	$13,157	$1,587,379
Loss before other items	$(1,436,459)	$(13,157)	$(1,449,616
Gain on warrant derivative liability	$-	$680,739	$680,739
NET LOSS FOR THE PERIOD	$(1,432,147)	$667,582	$(764,565)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	$(8,597,677)	$(1,677,149)	$(10,274,826)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(10,029,824)	$(1,009,567)	$(11,039,391)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$0.01	$(0.02)

Consolidated Statements of Operations for the six months ended January 31, 2010:

	As reported	Adjustment	As restated
Consulting fees	$485,347	$13,157	$498,504
Interest and financing charges	$463,243	$(361,077)	$102,166
Total expenses	$2,655,334	$(347,920)	$2,307,414
Loss before other items	$(2,434,638)	$347,920	$(2,086,718)
Loss on warrant derivative liability	$-	$(1,357,487)	$(1,357,487)
NET LOSS FOR THE PERIOD	$(2,459,547)	$(1,009,567)	$(3,469,114)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(10,029,824)	$(1,009,567)	$(11,039,391)
BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.03)	$(0.09)

Consolidated Statements of Operations for the Period from April 12, 2005 (inception) to January 31, 2010:

	As reported	Adjustment	As restated
Consulting fees	$2,056,752	$13,157	$2,069,909
Interest and financing charges	$528,229	$(361,077)	$167,152
Total expenses	$12,519,937	$(347,920)	$12,172,017
Loss before other items	$(10,034,130)	$347,920	$(9,686,210)
Loss on warrant derivative liability	$-	$(1,357,487)	$(1,357,487)
NET LOSS FOR THE PERIOD	$(10,029,824)	$(1,009,567)	$(11,039,391)

Consolidated Statements of Cash Flows for the six months ended January 31, 2010:

	As reported	Adjustment	As restated
Net loss	$(2,459,547)	$(1,009,567)	$(3,469,114)
Non cash interest and financing charges	$439,035	$(361,077)	$77,958
Stock based compensation	$860,014	13,157	873,171
Loss on warrant liability	$-	$1,357,487	$1,357,487

NOTE 3:                RECLAMATION BONDS

Reclamation bonds includes interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (July 31, 2009 - $19,317) and Texas $40,000 (July 31, 2009 - $40,000) to cover each State's reclamation requirement for producing operations. There were no changes during the six months ended January 31, 2010.

NOTE 4:                EQUIPMENT

Equipment acquisitions consist of the following:

	January 31, 2010	July 31, 2009

EQUIPMENT
Computer equipment	$5,925	$4,632
Furniture and fixtures	8,320	8,320
Leasehold improvements	11,294	11,294
Production equipment	87,959	40,950

	113,498	65,196
Accumulated depreciation	(43,135)	(35,366)

	$70,363	$29,830

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

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	January 31, 2010	July 31, 2009

PROVED PROPERTIES
Barge Canal	$663,920	$593,767
South Delhi / Big Creek Field	347,017	346,787
Impaired properties	220,635	222,473

	1,231,572	1,163,027

Accumulated depletion	(208,033)	(176,101)

	1,023,539	986,926

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	20,000	20,000
Illinois prospects	165,955	164,272
Louisiana prospects	43,265	22,944
Texas prospects	217,661	88,238

	446,881	295,454

	$1,470,420	$1,282,380

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	January 31, 2010	July 31, 2009

ACQUISITION COSTS
Barge Canal	$642,456	$572,456
Janssen Lease	20,000	20,000
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	165,955	164,272
Louisiana prospects	22,902	22,944
Texas prospects	217,586	88,238
Impaired acquisition costs	99,948	101,786

	1,459,137	1,259,986

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900
Louisiana prospects	5,875	-

	61,021	55,146

EXPLORATION COSTS
Louisiana prospects	14,488	-
Texas prospects	75	-
Impaired exploration costs	120,687	120,687

	135,250	120,687

RETIREMENT OBLIGATIONS
Barge Canal	9,218	9,065
South Delhi / Big Creek Field	13,827	13,597

	23,045	22,662

	$1,678,453	$1,458,481

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

NOTE 7: DERIVATIVE WARRANT LIABILITY

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

In October and November 2009, our private placements included warrants which had a “price protection” feature (i.e., an anti-dilution feature; a ratchet down feature).  As a result, the warrants are not considered indexed to our own stock, and as such, they are to be classified as liabilities and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other Items – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire.  The previously filed financial statements reflected the warrants as indexed to our own stock and classified them as a component of equity.

The exercise price of all the 12,977,500 warrants issued to investors, vendors, and for finders’ fees in October 2009 is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.35. If these provisions are triggered, the exercise price of all their warrants will be reduced.

The total fair value of the warrants issued during October 2009, amounting to $4,410,367 was recognized as a derivative liability on the date of issuance. The fair value on the date of issuance includes the net cash proceeds from the sale of stock of $2,042,112, the value of accounts payable and debt settled of $310,000 and an unrealized loss as of the date of issuance of $2,058,255.

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

The total fair value of the warrants issued during November 2009, amounting to $1,586,727 was recognized as a derivative liability on the date of issuance. The fair value on the date of issuance includes net cash proceeds from the sale of stock of $1,016,750, the fair value of warrants granted to consultants for business development services of $13,157 and an unrealized loss as of the date of issuance of $556,742.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the three months ended January 31, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,382,019
Reduced for warrants exercised	-
Change in fair value of derivative liability	1,357,487
At January 31, 2010	$4,739,506

The $1,357,487 change in fair value was recorded as an increase of the derivative liability and as an unrealized loss in our statement of operation.

NOTE 8:                RELATED PARTY TRANSACTIONS

During the six months ended January 31, 2010 the Company had transactions with certain officers and directors of the Company as follows:
a.
recorded production revenues of $133,789 (2009 - $186,005) and incurred production costs of $70,194 (2009 - $74,120) for the Barge Canal property which is operated by a company controlled by an officer of the Company;

b.
incurred $268,843 (2009 - $171,744) in management fees paid to directors and officers during the period, and incurred $374,667 (2009 - $Nil) in stock based compensation for the incremental fair value of options granted to directors and officers that were earned during the period;

c.	repaid a $44,000 promissory note issued to an officer of the Company, and incurred $1,434 (2009 - $4,500) in interest and finance charges;
d.	repaid a $25,000 promissory note issued to a director of the Company, and incurred $752 (2009 - $2,268) in interest and finance charges;
e.	repaid a $100,000 promissory note issued to a direct family member of an officer and a director of the Company, and incurred $3,008 (2009 - $Nil) in interest and finance charges;
f.	repaid a $27,500 promissory note issued to an officer of the Company, and incurred $1,098 (2009 - $Nil) in interest and finance charges;
g.	repaid a $18,500 promissory note issued to a director of the Company, and incurred $760 (2009 - $Nil) in interest and finance charges; and
h.
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

NOTE 9:                ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	January 31, 2010	July 31, 2009

BARGE CANAL
Opening balance	$9,065	$10,722
Revisions	-	(1,956)
Accretion expense	153	299

	9,218	9,065

SOUTH DELHI / BIG CREEK FIELD
Opening balance	13,597	4,643
Revisions	-	8,505
Accretion expense	230	449

	13,827	13,597

	$23,045	$22,662

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

2010 Share Transactions

On September 1, 2009, the Company issued 57,144 shares of its restricted common stock pursuant under a business development services agreement. As of July 31, 2009, the Company had recorded the $23,715 fair value as a share issuance obligation which was expensed as stock-based consulting fees in the prior year (refer to Note 11).

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

On October 15, 2009, the Company completed a private placement for 12,500,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $2,500,000, of which $310,000 were received in the form of debt conversion. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance. The purchase price for 1,000,000 units, or $200,000, was collected during the year ended June 31, 2009 and the shares are deemed as issued as of July 31, 2009.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.41%, a dividend yield of 0%, and an expected volatility of 140.18%. The proceeds, net of finder’s fees, were allocated to the warrants because the warrants are derivatives (see Note 7) and the  fair value of the warrants was classified as a liability.

On November 13, 2009, the Company completed a private placement for 5,250,000 Units at a subscription price of $0.20 per Unit for gross proceeds of $1,050,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.35 per warrant share, for a period of five years from the date of issuance. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.28%, a dividend yield of 0%, and an expected volatility of 138.91%. The proceeds, net of finder’s fees, were allocated to the warrants because the warrants are derivatives (see Note 7) and fair value of the warrants was classified as a liability.

In association with the private placements, during October and November 2009, we granted warrants to purchase 1,207,500 shares of common stock at $.35 per share which expire five years from the date of issuance as finder’s fees, as described below. The warrants are derivatives (see Note 7) and the fair value of the warrants was classified as a liability at issuance.

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

Share Purchase Warrants

During October and November 2009, we granted warrants to purchase 1,207,500 shares of common stock at $.35 per share which expire five years from the date of issuance as finder’s fees.  The fair value of the warrants was calculated using the Black-Sholes method as $354,367 with an expected life of five years, a risk free interest rate of 2.28-2.41%, a dividend yield of 0%, and an expected volatility of 138.91-140.18%. The warrants are derivatives (see Note 7) and the fair value of the warrants was classified as a liability at issuance.

In November 2009, we also granted warrants to purchase 50,000 shares of common stock at $.35 per share which expire five years from the date of issuance to a consultant for business development services.  The fair value of the warrants was calculated using the Black-Sholes method as $13,157 with an expected life of five years, a risk free interest rate of 2.28%, a dividend yield of 0%, and an expected volatility of 138.91%.  The warrants are derivatives (see Note 7) and the fair value of the warrants was classified as a liability at issuance.

Warrant modification (Restated)

During August 2009, we extended the term of 5,158,238 warrants which were originally issued in conjunction with equity issues during 2006, 2007, and 2008. The modification resulted in a deemed dividend of $679,200 which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. We recorded these as interest and finance charges in our previously filed financial statements.  The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	0.47%	0.47%
Dividend yield	0%	0%
Volatility factor	154.60%	154.60%
Remaining term (years)	0	1

A summary of the Company's common share purchase warrants as at January 31, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	7,117,425	$0.83	0.79

Issued	1,544,999	1.00	1.33
Cancelled or expired	(2,302,145)	0.60	-

BALANCE, JULY 31, 2009	6,360,279	0.91	0.20

Issued	20,146,998	0.35	5.00
Cancelled or expired	-	-	-

BALANCE, JANUARY 31, 2010	26,507,277	$0.49	3.61

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

A summary of the Company's stock options as at January 31, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	3,800,000	$0.33	8.83
Issued	2,730,000	0.35	10.00

BALANCE, JULY 31, 2009	6,530,000	0.34	8.16
Issued	2,600,000	0.20	10.00

BALANCE, JANUARY 31, 2010	9,130,000	$0.30	8.28

A summary of the status of the Company's unvested options as of January 31, 2010 and changes during the six months ended January 31, 2010 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2008	33,333	$0.50
Issued	1,280,000	0.48
Vested	(353,333)	(0.48)

UNVESTED, JULY 31, 2009	960,000	0.48
Issued	2,600,000	0.20
Vested	(970,000)	(0.25)

UNVESTED, JANUARY 31, 2010	2,590,000	$0.24

NOTE 11:              COMMITMENTS

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

NOTE 12               SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A for the quarterly period ended January 31, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	Period from Inception to January 31, 2010

PRODUCTION DATA
Oil (MBbls)	2.5	2.6	28.5
Natural gas (MMcf)	7.6	6.0	54.8

Total (MMcfe)	23.0	22.1	226.1

AVERAGE PRICES
Oil (per Bbl)	$70.33	$80.16	$75.61
Natural gas (per Mcf)	$3.41	$6.94	$5.63

Total (per Mcfe)	$9.01	$11.61	$10.91

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$8.87	$7.89	$5.57
Production tax expense	$0.44	$0.75	$0.31

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

	Three Months Ended January 31, 2010 (As reported)	Three Months Ended January 31, 2010 (As restated)	Three Months Ended January 31, 2009

OIL AND GAS REVENUES	$137,763	$137,763	$124,233

EXPENSES
Consulting fees	277,845	277,845	73,052
Consulting fees - stock based	310,269	323,426	5,555
Depreciation and depletion	23,651	23,651	17,310
Direct operating costs	161,702	161,702	103,632
General and administrative	51,484	51,484	32,410
Impairment of properties	-	-	3,700
Interest and financing charges	32,098	32,098	9,757
Management fees	166,297	166,297	81,224
Management fees - stock based	374,667	374,667	-
Professional fees	152,571	152,571	50,617
Travel and promotion	23,638	23,638	263

TOTAL EXPENSES	1,574,222	1,587,379	377,520

LOSS BEFORE OTHER ITEMS	(1,436,459)	(1,449,616)	(253,287)

OTHER ITEMS
Gain on debt settlement	8,364	8,364	-
Interest and other income	513	513	3,536
Foreign exchange	(4,565)	(4,565)	-
Gain on derivative warrant liability	-	680,739	-

NET LOSS FOR THE PERIOD	$(1,432,147)	$(764,565)	$(249,751)

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

.
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

Operating Expenses

Operating expenses incurred during the three months ended January 31, 2010 were $1,587,379, as restated, compared to $377,520 in the prior period. Significant changes and expenditures are outlined as follows:
.
Consulting fees increased to $277,845 during the three months ended January 31, 2010 from $73,052 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

.
Consulting fees - stock based increased to $323,426, as restated, during the three months ended January 31, 2010 from $5,555 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

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

ii.
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

.
Interest and financing charges increased to $32,098, as restated, during the three months ended January 31, 2010 from $9,757 during the prior period. Interest and financing charges in the current period includes the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

.
Management fees increased to $166,297 during the three months ended January 31, 2010 from $81,224 during the prior period. Some executive services vary from month to month based on activities and requirements of our company. Additionally, during the current period we added a new member to the executive team.

.
Management fees - stock based increased to $374,667 during the three months ended January 31, 2010 from $Nil during the prior period. The current and prior period expense consists of the fair value of option grants issued to our officers and directors that were earned during the period.

.
Professional fees increased to $152,571 during the three months ended January 31, 2010 from $50,617 during the prior period, due primarily to increases in legal services relating to corporate and business development during the current period. Market conditions in the prior period resulted in significantly limited activity.

.
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

Gain on warrant derivative liability was $680,739 during the three months ended January 31, 2010, compared to $Nil during the prior period. This represents an increase of 100%. This is due to the warrants issued during the current period which qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The fair value of these warrants was determined using the Black-Scholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.

Our net loss during the three months ended January 31, 2010 was $764,565 as restated or ($0.02) per share compared to a net loss of $249,751 or ($0.01) per share during the prior period. The weighted average number of shares outstanding was 47,761,124 for the three months ended January 31, 2010 compared to 28,610,350 in the prior period.

Transactions with Officers and Directors

Of the $1,587,379, as restated, incurred as operating expenses during the three months ended January 31, 2010 an aggregate of $166,297 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $374,667 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at January 31, 2010, management fees and expense reimbursements of $29,326 are outstanding with no specified terms of repayment.

Of the $137,763 reported revenues and $161,702 direct operating costs for the three months ended January 31, 2010 we recorded production revenues of $86,605 and incurred production costs of $40,375 for the Barge Canal property which is operated by company controlled by one of our officers.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

	Six Months Ended January 31, 2010 (As reported)	Six Months Ended January 31, 2010 (As restated)	Six Months Ended January 31, 2009

OIL AND GAS REVENUES	$220,696	$220,696	$259,442

EXPENSES
Consulting fees	411,830	411,830	244,444
Consulting fees - stock based	485,347	498,504	11,111
Depreciation and depletion	39,701	39,701	27,237
Direct operating costs	214,171	214,171	190,792
General and administrative	94,037	94,037	92,978
Impairment of properties	-	-	3,700
Interest and financing charges	463,243	102,166	9,757
Management fees	268,843	268,843	171,744
Management fees - stock based	375,667	375,667	-
Professional fees	254,950	254,950	108,019
Travel and promotion	48,545	48,545	13,287

TOTAL EXPENSES	2,655,334	2,307,414	873,069

LOSS BEFORE OTHER ITEMS	(2,434,638)	(2,086,718)	(613,627)

OTHER ITEMS
Gain on debt settlement	12,559	12,559	-
Interest and other income	625	625	3,754
Foreign exchange	(38,093)	(38,093)	-
Gain (loss) on derivative warrants	-	(1,357,487)	-

NET LOSS FOR THE PERIOD	$(2,459,547)	$(3,469,114)	$(609,873)

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

.
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

Operating Expenses

Operating expenses incurred during the six months ended January 31, 2010 were $2,307,414, as restated, compared to $873,069 in the prior period. Significant changes and expenditures are outlined as follows:
.
Consulting fees increased to $411,830 during the six months ended January 31, 2010 from $244,444 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

.
Consulting fees - stock based increased to $498,504 as restated during the six months ended January 31, 2010 from $11,111 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

.
Direct operating costs were $214,171 during the six months ended January 31, 2010 compared to $190,792 during the prior period. Significant developments or changes in direct operating costs per project are outlined as follows:

iv.
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

v.
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

vi.
Janssen Lease: Direct operating costs of $2,128 for the six months ended January 31, 2010 represented approximately 95% of gross production sales during the current period. Direct operating costs of $2,743 during the prior period represented approximately 33% of gross production sales during the prior period.

.
Interest and financing charges increased to $102,166 as restated during the six months ended January 31, 2010 from $9,757 during the prior period. Interest and financing charges in the current period includes accrued interest and the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

.
Management fees increased to $268,843 during the six months ended January 31, 2010 from $171,744 during the prior period. Some executive services vary from month to month based on activities and requirements of our company. Additionally, during the current period we added a new member to the executive team.

.
Management fees - stock based increased to $374,667 during the six months ended January 31, 2010 from $Nil during the prior period. The current and prior period expense consists of the fair value of option grants issued to our officers and directors that were earned during the period.

.
Professional fees increased to $254,950 during the six months ended January 31, 2010 from $108,019 during the prior period, due primarily to increases in legal services relating to corporate and business development during the current period. Market conditions in the prior period resulted in significantly limited activity.

.
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

Loss on warrant derivative liability was $1,357,487 during the six months ended January 31, 2010, compared to $Nil during the prior period. This represents an increase of 100%. This is due to the warrants issued during the current period which qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The fair value of these warrants was determined using the Black-Scholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.

Our net loss during the six months ended January 31, 2010 was $3,469,114, as restated, or ($0.09) per share compared to a net loss of $609,873 or ($0.02) per share during the prior period. The weighted average number of shares outstanding was 39,872,984 for the six months ended January 31, 2010 compared to 28,423,004 in the prior period.

Transactions with Officers and Directors

Of the $2,307,414, as restated, incurred as operating expenses during the six months ended January 31, 2010 an aggregate of $268,843 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $374,667 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at January 31, 2010, management fees and expense reimbursements of $29,326 are outstanding with no specified terms of repayment.

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

LIQUIDITY AND CAPITAL RESOURCES

	January 31, 2010 (As reported)	January 31, 2010 ( As restated)	January 31, 2009

Cash and cash equivalents	$1,093,379	$1,093,379	$18,252
Working capital (deficit)	1,027,303	(3,712,203)	(306,659)
Total assets	2,826,242	2,826,242	1,569,154
Total liabilities	221,884	4,961,390	471,511
Shareholders' equity (deficit)	2,604,358	(2,135,148)	1,097,643

At January 31, 2010 we had $1,093,379 in cash and working deficit as restated of $(3,712,203). We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $1,074,586 during the six months ended January 31, 2010 compared to a decrease in cash of $49,398 during the prior period. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the six months ended January 31, 2010 was $1,469,885 compared to $422,128 during the prior period. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the six months ended January 31, 2010 was $2,812,362 compared to $477,177 during the prior period. During the current period, we received net proceeds of $2,858,862 from private placement subscriptions and issuance of derivative warrants and repaid $46,500 in advances from related parties.

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

Plan of Operation and Funding

At January 31, 2010 we had $1,093,379 of cash on hand and a working deficit of $(3,712,203). As such, our working capital at January 31, 2010 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at January 31, 2010, we had accumulated losses of $11,039,391 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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