Form 10-Q/A
period 2010-04-30
STRATEGIC AMERICAN OIL CORP
filed 2011-01-07
CIK 1425808

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

EXPLANATORY NOTE TO FORM 10-Q/A:

This 10-Q/A is being filed to correct our financial statements for the three and nine months ended April 30, 2010 and 2009.  Subsequent to issuing the report for the three and nine months ended April 30, 2010 and 2009, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

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

2)
In August 2009 and February 2010, we extended the term of warrants originally issued with an equity raise.  Because the warrants that were extended were originally issued with common stock, the fair values associated with this modification should have been recorded as a deemed dividend. The previously filed financial statements reflected the extensions as interest and finance charges. See Note 10: Stockholders’ equity (deficit) – warrant modifications for more information.

3)
In April 2010, we repriced certain warrants issued in October and November 2009 and classified as derivative warrants. These warrants are measured at each reporting date with the changes recognized in earnings and this repricing has no accounting impact. The previously filed financial statements reflected the change as interest and finance charges. See Note 7: Warrant derivative liability for a detailed disclosure relating to these warrants.

Additionally, we have corrected various typographical errors from the original document.

STRATEGIC AMERICAN OIL CORPORATION

PART I- FINANCIAL INFORMATION

Item 1.     Financial Statements

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010
(Unaudited)

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2010 (Restated)	July 31, 2009

CURRENT ASSETS
Cash	$754,233	$18,793
Accounts receivable	107,714	35,073
Prepaid expenses and deposits	282,016	44,478

	1,143,963	98,344

RECLAMATION BONDS (Note 3)	59,317	59,317
EQUIPMENT (Note 4)	67,027	29,830
OIL AND GAS PROPERTIES (Note 5)
Proved properties	1,005,807	986,926
Unproved properties	493,299	295,454

TOTAL ASSETS	$2,769,413	$1,469,871

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$180,819	$403,804
Convertible notes (Note 6)	111,685	42,718
Derivative warrant liability (Note 7)	3,953,763	-
Due to related parties (Note 8)	45,826	459,257

	4,292,093	905,779

ASSET RETIREMENT OBLIGATIONS (Note 9)	23,240	22,662

TOTAL LIABILITIES	4,315,333	928,441

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 10)
Common stock $0.001 par value: 500,000,000 shares authorized52,167,533 shares issued and outstanding (July 31, 2009 - 29,350,827)	52,168	29,351
Additional paid-in capital	10,577,249	7,688,912
Obligation to issue shares	20,987	37,382
Share subscriptions	18,012	356,062
Deficit accumulated during the exploration stage	(12,214,336)	(7,570,277)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,545,920)	541,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,769,413	$1,469,871

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2010 (Restated)	Three Month Ended April 30, 2009	Nine Months Ended April 30, 2010 (Restated)	Nine Months Ended April 30, 2009	For the Period from April 12, 2005 (inception) to April 30, 2010 (Restated)

OIL AND GAS REVENUES (Note 8)	$123,891	$66,949	$344,587	$330,145	$2,609,698

EXPENSES
Consulting fees	545,835	276,437	957,665	520,881	2,953,097
Consulting fees - stock based (Note 10)	151,706	130,000	650,210	141,111	2,221,615
Depreciation and depletion	24,245	14,947	63,946	42,184	275,413
Direct operating costs (Note 8)	107,682	86,133	321,853	276,925	2,031,841
General and administrative	56,947	26,549	150,984	119,527	571,826
Impairment of properties (Note 5)	-	-	-	3,700	233,306
Interest and financing charges (Notes 6, 8 and 10)	28,476	18,090	130,642	27,847	195,628
Management fees (Note 8)	111,664	88,401	380,507	260,145	1,427,832
Management fees – stock based (Notes 8 and 10)	100,000	-	474,667	-	2,130,667
Professional fees	78,122	26,695	333,072	134,714	948,721
Travel and promotion	18,899	23,106	67,444	36,393	405,647

TOTAL EXPENSES	1,223,576	690,358	3,530,990	1,563,427	13,395,593

LOSS BEFORE OTHER ITEMS	(1,099,685)	(623,409)	(3,186,403)	(1,233,282)	(10,785,895)

OTHER ITEMS
Gain on debt settlement	-	-	12,559	-	12,559
Interest and other income	378	-	1,003	-	9,291
Loss on derivative warrant liability	(88,274)	-	(1,445,761)	-	(1,445,761)
Foreign exchange	12,636	17,473	(25,457)	17,473	(4,530)

NET LOSS FOR THE PERIOD	(1,174,945)	(605,936)	(4,644,059)	(1,215,809)	(12,214,336)

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(11,039,391)	(5,397,647)	(7,570,277)	(4,787,774)	-

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(12,214,336)	$(6,003,583)	$(12,214,336)	$(6,003,583)	$(12,214,336)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	49,520,841	28,610,350	43,018,256	28,484,080

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30, 2010 (Restated)	Nine Months Ended April 30, 2009	For the Period From April 12, 2005 (inception) to April 30, 2010 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,644,059)	$(1,215,809)	$(12,214,336)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and depletion	63,946	42,184	275,413
Impairment of oil and gas properties	-	3,700	233,306
Non-cash interest and financing charges	100,967	7,664	164,331
Stock based compensation	1,124,877	141,111	4,352,282
Loss on derivative warrant liability	1,445,761	-	1,445,761
Gain on debt settlement	(12,559)	-	(12,559)
Write-off of reclamation bond	-	-	21,875
Changes in operating assets and liabilities:
Accounts receivable	(72,641)	176,860	(107,714)
Prepaid expenses and deposits	(280,816)	(54,559)	(282,016)
Accounts payable and accrued liabilities	(39,026)	114,497	452,066
Due to related parties	(84,531)		(84,531)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,398,081)	(784,352)	(5,756,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash, net of share issuance costs	3,497,312	451,150	8,066,509

Proceeds from convertible notes	-	150,000	150,000
Advances from and repayments to related parties	(46,500)	224,059	426,650

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,450,812	825,209	8,643,159

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties, net of cost recoveries	(266,273)	(108,796)	(1,935,398)
Purchase of equipment	(51,018)	-	(116,214)
Reclamation bonds	-	3,062	(81,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(317,291)	(105,734)	(2,132,804)

INCREASE (DECREASE) IN CASH	735,440	(64,877)	754,233
CASH, BEGINNING	18,793	67,650	-

CASH, ENDING	$754,233	$2,773	$754,233

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

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at April 30, 2010, the Company had working deficit of $(3,148,130) and has incurred significant losses since inception and further losses are anticipated in the development of its oil and gas property interests. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Since internally generated cash flow will not fund development and commercialization of the Company's oil and gas properties, the Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing exploration and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of progress in its exploration and development programs. There can be no assurance the Company will be successful in its efforts to raise additional financing or if financing is available, that it will be on terms that are acceptable to the Company.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2010.

	Carrying	Fair Value Measurement at April 30, 2010
	Value at April 30, 2010	Level 1	Level 2	Level 3

Derivative warrant liability	$3,953,763	_	-	$3,953,763

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended April 30, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,382,019
Reduced for warrants exercised	(874,017)
Change in fair value of derivative liability	1,445,761
At April 30, 2010	$3,953,763

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

NOTE 2:             RESTATEMENTS

Subsequent to issuing the report for the three months ended April 30, 2010 and 2009, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows.

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

2.
In August 2009 and February 2010, we extended the term of warrants originally issued with an equity raise. Because the warrants that were extended were originally issued with common stock, the fair values associated with this modification should have been recorded as a deemed dividend. The previously filed financial statements reflected it as interest and finance charges. See Note 10: Stockholders’ equity (deficit) – warrant modifications for more information.

3.
In April 2010, we repriced certain warrants issued in October and November 2009 and classified as derivative warrants. The warrants are measured at each reporting date with changes recognized in earnings and hence this repricing has no accounting impact. The previously filed financial statements reflected the same as interest and finance charges. See Note 7: Warrant derivative liability for a detailed disclosure relating to these warrants.

The above changes result in an increase in the net loss and accumulated deficit by $862,919 for the nine months ended April 30, 2010. During the same period it also resulted in an increase in the derivative warrant liability by $3,953,763 and a decrease in the additional paid in capital $3,090,844.

The results of the restatements are summarized as follows:

Consolidated Balance Sheets as of April 30, 2010:
	As reported	Adjustment	As restated
Warrant derivative liability	$-	$3,953,763	$3,953,763
Total current liabilities	$338,330	$3,953,763	$4,292,093
TOTAL LIABILITIES	$361,570	$3,953,763	$4,315,333

Additional paid-in capital	$13,668,093	$(3,090,844)	$10,577,249
Accumulated deficit	(11,351,417)	(862,919)	(12,214,336)
Total Stockholders’ equity (deficit)	$2,407,843	$(3,953,763)	$(1,545,920)

Consolidated Statements of Operations for the three months ended April 30, 2010:

	As reported	Adjustment	As restated
Interest and finance charges	$263,398	$ (234,922)	$28,476
Total expenses	1,458,498	(234,922)	1,223,576
Loss before other items	$(1,334,607)	$234,922	$(1,099,685)
Loss on warrant derivative liability	$-	$(88,274)	$(88,274)
NET LOSS FOR THE PERIOD	(1,321,593)	146,648	(1,174,945)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, BEGINNING OF PERIOD	(10,029,824)	(1,009,567)	(11,039,391)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	(11,351,417)	(862,919)	(12,214,336)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$0.01	$(0.02)

Consolidated Statements of Operations for the nine months ended April 30, 2010:

	As reported	Adjustment	As restated
Consulting fees	637,053	$13,157	$650,210
Interest and finance charges	726,641	$(595,999)	$130,642
Total expenses	$4,113,832	$(582,842)	$3,530,990
Loss before other items	$(3,769,245)	$582,842	$(3,186,403)
Loss on derivative warrant liability	-	$(1,445,761)	$(1,445,761)
NET LOSS FOR THE PERIOD	$(3,781,140)	$(862,919)	$(4,644,059)
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE, END OF PERIOD	$(11,351,417)	$(862,919)	$(12,214,336)
BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.02)	$(0.11)

Consolidated Statements of Operations for the Period from April 12, 2005 (inception) to April 30, 2010:

	As reported	Adjustment	As restated
Consulting fees	$2,208,458	$13,157	$2,221,615
Interest and financing charges	$791,627	$(595,999)	$195,628
Total expenses	$13,978,435	$(582,842)	$13,395,593
Loss before other items	$(11,368,737)	$582,842	$(10,785,895)
Loss on warrant derivative liability	$-	$(1,445,761)	$(1,445,761)
NET LOSS FOR THE PERIOD	$(11,351,417)	$(862,919)	$(12,214,336)

Consolidated Statements of Cash Flows for the nine months ended April 30, 2010:

	As reported	Adjustment	As restated
Net loss	$(3,781,140)	$(862,919)	$(4,644,059)
Non cash interest and financing charges	$696,966	$(595,999)	$100,967
Stock based compensation	$1,111,720	13,157	1,124,877
Loss on warrant liability	$-	$1,445,761	$1,445,761

Consolidated Statements of Cash Flows for the Period from April 12, 2005 (inception) to April 30, 2010:

	As reported	Adjustment	As restated
Net loss	$(11,351,417)	$(862,919)	$(12,214,336)
Non cash interest and financing charges	$760,330	$(595,999)	$164,331
Stock based compensation	$4,339,125	13,157	4,352,282
Loss on warrant liability	$-	$1,445,761	$1,445,761

NOTE 3:             RECLAMATION BONDS

Reclamation bonds include interest and non-interest bearing deposits issued in the States of Louisiana $19,317 (July 31, 2009 - $19,317) and Texas $40,000 (July 31, 2009 - $40,000) to cover each State's reclamation requirement for producing operations. There were no changes during the nine months ended April 30, 2010.

NOTE 4:             EQUIPMENT

Equipment acquisitions consist of the following:

	April 30, 2010	July 31, 2009
EQUIPMENT
Computer equipment	$8,641	$4,632
Furniture and fixtures	8,320	8,320
Leasehold improvements	11,294	11,294
Production equipment	87,959	40,950

	116,214	65,196
Accumulated depreciation	(49,187)	(35,366)

	$67,027	$29,830

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

Capitalized Costs of Oil and Natural Gas Producing Properties

The Company's aggregate capitalized costs related to oil and natural gas properties are as follows:

	April 30, 2010	July 31, 2009

PROVED PROPERTIES
Barge Canal	$663,998	$593,767
South Delhi / Big Creek Field	347,134	346,787
Impaired properties	220,901	222,473

	1,232,033	1,163,027

Accumulated depletion	(226,226)	(176,101)

	1,005,807	986,926

UNPROVED OR UNEVALUATED PROPERTIES
Janssen Lease	20,000	20,000
Illinois prospects	168,518	164,272
Louisiana prospects	85,883	22,944
Texas prospects	218,898	88,238

	493,299	295,454

	$1,499,106	$1,282,380

Capitalized Costs Incurred for Oil and Natural Gas Producing Activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities that have been capitalized are summarized below:

	April 30, 2010	July 31, 2009

ACQUISITION COSTS
Barge Canal	$642,456	$572,456
Janssen Lease	20,000	20,000
South Delhi / Big Creek Field	290,290	290,290
Illinois prospects	168,518	164,272
Louisiana prospects	23,795	22,944
Texas prospects	218,715	88,238
Impaired acquisition costs	100,036	101,786

	1,463,810	1,259,986

DEVELOPMENT COSTS
Barge Canal	12,246	12,246
South Delhi / Big Creek Field	42,900	42,900
Louisiana prospects	58,121	-

	113,267	55,146

EXPLORATION COSTS
Louisiana prospects	3,967	-
Texas prospects	183	-
Impaired exploration costs	120,865	120,687

	125,015	120,687

RETIREMENT OBLIGATIONS
Barge Canal	9,296	9,065
South Delhi / Big Creek Field	13,944	13,597

	23,240	22,662

	$1,725,332	$1,458,481

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

NOTE 7: DERIVATIVE WARRANT LIABILITY(Restated)

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

In April 2010, the exercise price of the 19,007,500 derivative warrants issued during October and November 2009 was reduced from $0.35 to $023 per share. Because these warrants are measured at fair value, with changes in fair value recognized currently in earnings in our consolidated statement of operations under the caption “Other Income (expense) – Gain (loss) on warrant derivative liability” this repricing had no accounting impact.

2,775,870 of the warrants classified as derivatives and issued during October 2009, were exercised during April 2010 for $638,450. This reduced the derivative liability by $874,017 and increased the additional paid-in capital by the same amount.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended April 30, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,382,019
Reduced for warrants exercised	(874,017)
Change in fair value of derivative liability	1,445,761
At April 30, 2010	$3,953,763

The $571,744 change in fair value measurement was recorded as an increase of the derivative liability and as a $1,445,761 unrealized loss on the change in fair value of the liability in our statement of operations and an $874,017 adjustment to paid in capital related to the exercise during the period of warrants classified as derivative liabilities.

NOTE 8:             RELATED PARTY TRANSACTIONS

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

NOTE 9:             ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations ("ARO's") in regards to Barge Canal and South Delhi / Big Creek Field projects (refer to Note 5) relates to site restoration. A reconciliation between the opening and closing ARO's balances is provided below:

	April 30, 2010	July 31, 2009

BARGE CANAL
Opening balance	$9,065	$10,722
Revisions	-	(1,956)
Accretion expense	231	299

	9,296	9,065

SOUTH DELHI / BIG CREEK FIELD
Opening balance	13,597	4,643
Revisions	-	8,505
Accretion expense	347	449

	13,944	13,597

	$23,240	$22,662

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

In November 2009, we also granted warrants to purchase 50,000 shares of common stock at $.35per share which expire five years from the date of issuance to a consultant for business development services.  The fair value of the warrants was calculated using the Black-Sholes method as $13,157 an expected life of five years, a risk free interest rate of 2.28%, a dividend yield of 0%, and an expected volatility of 138.91%.  The warrants are derivatives (see Note 7) and the fair value of the warrants was classified as a liability at issuance.

2,775,870 of the warrants classified as derivatives and issued during October 2009, were exercised during April 2010 (See note 7).

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

	Before	After
Risk-free interest rate	0.35%	0.35%
Dividend yield	0%	0%
Volatility factor	162.97%	162.97%
Remaining term (years)	0	1

A summary of the Company's common share purchase warrants as at April 30, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	7,117,425	$0.83	0.79

Issued	1,544,999	1.00	1.33
Cancelled or expired	(2,302,145)	0.60	-

BALANCE, JULY 31, 2009	6,360,279	0.91	0.20

Issued	20,146,998	0.35	5.00
Exercised	(2,775,870)	(0.23)	(5.00)
Cancelled or expired	(132,340)	(0.52)	-

BALANCE, APRIL 30, 2010	23,599,067	$0.42	3.27

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

A summary of the Company's stock options as at April 30, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

BALANCE, JULY 31, 2008	3,800,000	$0.33	8.83
Issued	2,730,000	0.35	10.00

BALANCE, JULY 31, 2009	6,530,000	0.34	8.16
Issued	2,600,000	0.20	10.00
Cancelled or expired	(450,000)	0.35	-

BALANCE, APRIL 30, 2010	8,680,000	$0.30	8.03

A summary of the status of the Company's unvested options as of April 30, 2010 and changes during the nine months ended April 30, 2010 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value

UNVESTED, JULY 31, 2008	33,333	$0.50
Issued	1,280,000	0.48
Vested	(353,333)	(0.48)

UNVESTED, JULY 31, 2009	960,000	0.48
Issued	2,600,000	0.20
Vested	(970,000)	(0.25)

UNVESTED, APRIL 30, 2010	2,590,000	$0.24

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

Refer to Note 10.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A for the quarterly period ended April 30, 2010 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-K for the period ended July 31, 2009. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Period from Inception to April 30, 2010

PRODUCTION DATA
Oil (MBbls)	4.2	3.9	30.2
Natural gas (MMcf)	11.0	10.5	58.3

Total (MMcfe)	36.1	34.4	239.2

AVERAGE PRICES
Oil (per Bbl)	$72.14	$66.23	$75.59
Natural gas (per Mcf)	3.90	5.54	5.59

Total (per Mcfe)	$9.54	$9.36	$10.89

AVERAGE COSTSs (per Mcfe)
Lease operating expenses(*)	$8.48	$7.48	$5.27
Production tax expense	$0.43	$0.58	$0.29

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

	Three Months Ended April 30, 2010 (As reported)	Three Months Ended April 30, 2010 (As Restated)	Three Months Ended April 30, 2009

OIL AND GAS REVENUES	$123,891	$123,891	$66,949

EXPENSES
Consulting fees	545,835	545,835	276,437
Consulting fees - stock based	151,706	151,706	130,000
Depreciation and depletion	24,245	24,245	14,947
Direct operating costs	107,682	107,682	86,133
General and administrative	56,947	56,947	26,549
Interest and financing charges	263,398	28,476	18,090
Management fees	111,664	111,664	88,401
Management fees - stock based	100,000	100,000	-
Professional fees	78,122	78,122	26,695
Travel and promotion	18,899	18,899	23,106

TOTAL EXPENSES	1,458,498	1,223,576	690,358

LOSS BEFORE OTHER ITEMS	(1,334,607)	(1,099,685)	(623,409)

OTHER ITEMS
Interest and other income	378	378	-
Loss on warrant derivative liability	-	(88,274)	-
Foreign exchange	12,636	12,636	17,473

NET LOSS FOR THE PERIOD	$(1,321,593)	$(1,174,945)	$(605,936)

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

Operating Expenses

Operating expenses incurred during the three months ended April 30, 2010 were $1,223,576, as restated, compared to $690,358 in the prior period. Significant changes and expenditures are outlined as follows:
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

.
Interest and financing charges increased to $28,476, as restated, during the three months ended April 30, 2010 from $18,090 during the prior period. Interest and financing charges in the current period includes the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

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

Loss on warrant derivative liability was $88,274 during the three months ended April 30, 2010, compared to $Nil during the prior period. This represents an increase of 100%. This is due to the warrants issued during the current period which qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The fair value of these warrants was determined using the Black-Scholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.

Our net loss during the three months ended April 30, 2010 was $1,174,945, as restated, or ($0.02) per share restated compared to a net loss of $605,936 or ($0.02) per share during the prior period. The weighted average number of shares outstanding was 49,520,841 for the three months ended April 30, 2010 compared to 28,610,350 in the prior period.

Transactions with Officers and Directors

Of the $1,223,576  as restated, incurred as operating expenses during the three months ended April 30, 2010 an aggregate of $111,664 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $100,000 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at April 30, 2010, management fees and expense reimbursements of $45,826 are outstanding with no specified terms of repayment.

Of the $123,891 reported revenues and $107,682 direct operating costs for the three months ended April 30, 2010 we recorded production revenues of $66,089 and incurred production costs of $42,851 for the Barge Canal property which is operated by a company controlled by one of our officers.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2010 (As restated)	Nine Months Ended April 30, 2009

OIL AND GAS REVENUES	$344,587	$344,587	$330,145

EXPENSES
Consulting fees	957,665	957,665	520,881
Consulting fees - stock based	637,053	650,210	141,111
Depreciation and depletion	63,946	63,946	42,184
Direct operating costs	321,853	321,853	276,925
General and administrative	150,984	150,984	119,527
Impairment of properties	-	-	3,700
Interest and financing charges	726,641	130,642	27,847
Management fees	380,507	380,507	260,145
Management fees - stock based	474,667	474,667	-
Professional fees	333,072	333,072	134,714
Travel and promotion	67,444	67,444	36,393

TOTAL EXPENSES	4,113,832	3,530,990	1,563,427

LOSS BEFORE OTHER ITEMS	(3,769,245)	(3,186,403)	(1,233,282)

OTHER ITEMS
Gain on debt settlement	12,559	12,559	-
Interest and other income	1,003	1,003	-
Loss on derivative warrant liability	-	(1,445,761)	-
Foreign exchange	(25,457)	(25,457)	17,473

NET LOSS FOR THE PERIOD	$(3,781,140)	$(4,644,059)	$(1,215,809)

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

.
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

Operating Expenses

Operating expenses incurred during the nine months ended April 30, 2010 were $3,530,990 , as restated, compared to $1,563,427 in the prior period. Significant changes and expenditures are outlined as follows:
.
Consulting fees increased to $957,665 during the nine months ended April 30, 2010 from $520,881 during the prior period, due primarily to additional technical consulting and corporate development in the current period. Market conditions in the prior period limited the scope and effectiveness of corporate development work.

.
Consulting fees - stock based increased to $650,210 as restated during the nine months ended April 30, 2010 from $141,111 during the prior period. The current and prior period expense consists of the fair value of shares and option grants issued to consultants that were earned during the period.

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

.
Interest and financing charges increased to $130,642 , as restated, during the nine months ended April 30, 2010 from $27,847 during the prior period. Interest and financing charges in the current period includes accrued interest and the fair value of warrants issued in conjunction with promissory notes as well as the accretion of the fair value of warrants issued with convertible debentures. Interest and financing charges in the prior period consisted of accrued interest on outstanding promissory notes.

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

Loss on warrant derivative liability was $1,445,761 during the nine months ended April 30, 2010, compared to $Nil during the prior period. This represents an increase of 100%. This is due to the warrants issued during the current period which qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The fair value of these warrants was determined using the Black-Scholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.

Our net loss during the nine months ended April 30, 2010 was $4,644,059, as restated, or ($0.11) per share compared to a net loss of $1,215,809 or ($0.04) per share during the prior period. The weighted average number of shares outstanding was 43,018,256 for the nine months ended April 30, 2010 compared to 28,484,080 in the prior period.

Transactions with Officers and Directors

Of the $3,530,990 as restated incurred as operating expenses during the nine months ended April 30, 2010 an aggregate of $380,507 was incurred payable to certain officers and directors and recorded as management fees and an aggregate of $474,667 in stock based compensation was incurred for the incremental fair value of options granted to directors and officers that were earned during the period. As at April 30, 2010, management fees and expense reimbursements of $45,826 are outstanding with no specified terms of repayment.

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

LIQUIDITY AND CAPITAL RESOURCES

	April 30, 2010 (As Reported)	April 30, 2010 (As Restated)	April 30, 2009

Cash	$754,233	$754,233	$2,773
Working capital (deficit)	805,633	(3,148,130)	(649,751)
Total assets	2,769,413	2,769,413	1,517,634
Total liabilities	361,570	4,315,333	776,743
Shareholders' equity (deficit)	2,407,843	(1,545,920)	740,891

At April 30, 2010 we had $754,233 in cash and working deficit of $(3,148,130). We have financed our operations through proceeds from the private placement of equity securities and debt instruments. We increased net cash by $735,440 during the nine months ended April 30, 2010 compared to a decrease in cash of $64,877 during the prior period. See "Plan of Operation and Funding" below.

Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2010 was $2,398,081 compared to $784,352 during the prior period. Significant operating expenditures during the current period included consulting fees, direct operating costs, in addition to management and professional fees.

Financing Activities

Net cash provided by financing activities during the nine months ended April 30, 2010 was $3,450,812 compared to $825,209 during the prior period. During the current period, we received net proceeds of $3,497,212 from the issuance of our common stock and derivative warrants and repaid $46,500 in advances from related parties.

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

Plan of Operation and Funding

At April 30, 2010 we had $754,233 of cash on hand and working deficit of $3,148,130 as restated. As such, our working capital at April 30, 2010 will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. Our management is currently making efforts to obtain the required financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at April 30, 2010, we had accumulated losses of $12,214,336 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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