Form 10-Q/A
period 2010-10-31
STRATEGIC AMERICAN OIL CORP
filed 2011-03-21
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE TO FORM 10-Q/A:

This 10-Q/A is being filed to correct our financial statements for the three months ended October 31, 2010 and 2009.  Subsequent to issuing the report for the three months ended October 31, 2010 and 2009, we discovered the following errors that impacted the balance sheets, statements of operations and comprehensive loss, and statements of cash flows:

During the quarter ended October 31, 2010, we recognized $412,598 of consulting expense associated with two option grants that were contemplated but were not ultimately granted.

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2010 (Restated)	July 31, 2010
Assets
Current assets
Cash and cash equivalents	$56,394	$247,851
Restricted cash	40,000	40,000
Accounts receivable	13,596	6,580
Accounts receivable – related party	10,211	28,975
Other current assets	—	251,328
Total current assets	120,201	574,734

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $287,988 and $265,872, respectively	1,134,576	1,193,680
Unevaluated property	616,082	734,533
Other Assets	19,317	19,317
Property and equipment, net of accumulated depreciation of $8,507 and $7,624, respectively	4,864	5,747

Total Assets	$1,895,040	$2,528,011

Liabilities and Stockholder’s Deficit
Current liabilities
Accounts payable and accrued expenses	$470,190	$583,250
Notes payable, net of unamortized discount of $0 and $45,436, respectively	100,000	104,564
Derivative warrant liability	2,342,825	2,411,709
Total current liabilities	2,913,015	3,099,523

Asset retirement obligations	47,885	57,623
Total liabilities	2,960,900	3,157,146

Stockholder’s deficit:
Common stock, $.001 par; 500,000,000 shares authorized shares; 53,594,152 and 52,432,486 shares issued and outstanding	53,594	52,432
Additional paid in capital	11,245,951	10,718,194
Accumulated deficit	(12,365,405)	(11,399,761)
Total stockholder’s deficit	(1,065,860)	(629,135)

Total liabilities and stockholder’s deficit	$1,895,040	$2,528,011

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2010 (Restated)	2009 (Restated)

Revenues	$112,873	$82,933

Operating expenses
Lease operating expense	101,264	52,469
Depreciation, depletion, and amortization	23,000	16,050
Accretion	2,394	—
Consulting fees	528,135	309,063
Management fees	156,870	102,546
Other general and administrative expense	155,708	199,060
Total operating expenses	967,371	679,188

Loss from operations	(854,498)	(596,255)

Interest expense, net	(26,585)	(70,068)
Loss on warrant derivative liability	(84,561)	(2,038,226)

Net Loss	$(965,644)	$(2,704,549)

Basic and diluted loss per common share	$(0.02)	$(0.08)

Weighted average shares outstanding (basic and diluted)	53,215,312	31,984,844

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2010 (Restated)	2009 (Restated)
Cash Flows From Operating Activities
Net loss	$(965,644)	$(2,704,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	23,000	16,050
Accretion	2,394	—
Amortization of debt discount	20,578	52,100
Common stock issued for services	60,758	—
Share based compensation-amortization of the fair value of stock options	114,617	152,182
Loss on warrant derivative liability	84,561	2,038,226
Gain on settlement of accounts payable	—	(4,195)
Changes in operating assets and liabilities:
Accounts receivable	(7,016)	15,391
Accounts payable and accrued expenses	(113,062)	(56,893)
Other assets	251,328	(75,000)
Net cash used in operating activities	(528,486)	(566,688)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(106,835)	—
Purchases of fixed assets	—	(1,293)
Proceeds from sale of oil and gas properties and cost recovery	275,000	1,857
Net cash provided by investment activities	168,165	564

Cash Flows From Financing Activities
Proceeds from sales of common stock	200,100	1,842,112
Proceeds from notes payable	—	100,000
Payments on notes payable	(50,000)	—
Proceeds from notes payable to related parties	—	100,500
Payments on notes payable to related parties	—	(160,500)
Other changed in due to (from) related parties	18,764	(42,221)
Net cash provided by financing activities	168,864	1,839,891

Net increase (decrease) in cash	(191,457)	1,273,767
Cash at beginning of period	247,851	18,793
Cash at end of period	$56,394	$1,292,560

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three months ended October 31,
	2010 (Restated)	2009 (Restated)
Supplemental Disclosures:
Interest paid in cash	—	—
Income taxes paid in cash	—	—

Non-cash investing and financing
Non-cash capitalized interest	$24,858	—
Asset retirement obligation sold	12,132	—
Stock for accounts payable	—	$476,696
Stock for prepaid consulting fees	—	43,278
Debt discount	—	32,000
Exercise of warrants classified as a derivative	153,445	—

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, we had a working capital deficit of $2,792,814 and an accumulated deficit of $12,365,405 as of October 31, 2010.  These factors raise substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.

If we do not raise capital sufficient to fund our business plan, Strategic may not survive.

The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 – Restatement

Three Months Ended October 31, 2010

Subsequent to issuing the report for the three months ended October 31, 2010, we discovered the following error that impacted the consolidated balance sheets, consolidated statements of operations, and consolidated statement of cash flows.

During the quarter ended October 31, 2010, we recognized $412,598 of consulting expense associated with two option grants that were contemplated but were not ultimately granted.

The results of the restatements are summarized as follows:

Consolidated Balance Sheets as of October 31, 2010:

	As reported	Adjustment	As restated
Additional paid-in capital	$11,658,549	$(412,598)	$11,245,951
Accumulated deficit	(12,778,003)	412,598	(12,365,405)

Consolidated Statements of Operations for the three months ended October 31, 2010:

	As reported	Adjustment	As restated
Consulting fees	$940,733	$(412,598)	$528,135
Total operating expenses	1,379,969	(412,598)	967,371
Loss from operations	(1,267,096)	412,598	(854,498)
Net Loss	(1,378,242)	412,598	(965,644)
Basic and diluted loss per common share	$(0.03)	$0.01	$(0.02)

Consolidated Statements of Cash Flows for the three months ended October 31, 2010:

	As reported	Adjustment	As restated
Net loss	$(1,378,242)	$412,598	$(965,644)
Share based compensation-amortization of the fair value of stock options	$527,215	$(412,598)	$114,617

Three Months Ended October 31, 2009

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

Stock options

During the three months ended October 31, 2010, we granted options to purchase 1,400,000 shares of common stock to two consultants and one of our officers. The compensation expense associated with compensatory stock options during the three months ended October 31, 2010 was $114,617. (See Note 10).

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

The following table provides information about options granted to consultants under our stock incentive plans during the three months ended October 31, 2010 and 2009:

	2010	2009
Number of options granted	1,400,000	—
Compensation expense recognized	$114,617	$76,800
Compensation cost capitalized	—	—
Weighted average fair value of options granted	$0.20	—

The following table details the significant assumptions used to compute the fair market values of stock option expense during the three months ended October 31, 2010 and 2009:

	2010	2009
Risk-free interest rate	1.27%	2.31%
Dividend yield	0%	0%
Volatility factor	153.00%	149.71%
Expected life (years)	1.5 - 2 years	5.5 years

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

Summary information regarding stock options issued and outstanding as of October 31, 2010 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2010	8,705,000	$0.30	$20,000	5.40
Granted	1,400,000	0.20
Exercised	—	—
Expired	(425,000)	0.35
Outstanding at October 31, 2010	9,680,000	$0.28	$21,250	4.94

Warrants

During the three months ended October 31, 2010, 870,000 derivative warrants granted during November 2009 were exercised for cash (See Note 8).

Summary information regarding common stock warrants issued and outstanding as of October 31, 2010 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2010	23,599,067	$0.42	—	3.02
Granted	—	—	—	—
Exercised	(870,000)	0.23	—	—
Expired	(5,758,238)	0.96	—	—
Outstanding at October 31,2010	16,970,829	$0.24	—	3.74

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

Results of Operations
Production data:

	Three Months ended October 31,
	2010			2009
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	1,381	2,871	11,159	1,113	3,043	9,722
Average sales price	73.80	3.81	10.11	67.04	2.73	8.53
Average lease operating expense			9.00			5.40

Statements of operations:

	Three Months Ended October 31,
	2010 (Restated)	2009 (Restated)	Increase/ (Decrease)	% change
Revenues	$112,873	$82,933	29,940	36%

Operating expenses
Lease operating expense	101,264	52,469	48,795	93%
Depreciation, depletion, and amortization	23,000	16,050	6,950	43%
Accretion	2,394	—	2,394	100%
Consulting fees	528,135	309,063	219,072	71%
Management fees	156,870	102,546	54,324	53%
Other general and administrative expense	155,708	199,060	(43,352)	(22%)
Total operating expenses	967,371	679,188	288,183	42%
Loss from operations	(854,498)	(596,255)	(258,243)	43%
Interest expense, net	(26,585)	(70,068)	(43,483)	(62%)
Gain on warrant derivative liability	(84,561)	(2,038,226)	(1,953,665)	(96%)

Net loss	$(965,644)	$(2,704,549)	$(1,738,905)	(64%)

During the quarter ended October 31, 2010, we recognized $412,598 of consulting expense associated with two option grants that were contemplated but were not ultimately granted.  These financials have been restated to correct the error.
We recorded a net loss for the three months ended October 31, 2010 of $965,644 or $0.02 basic and diluted loss per share compared to a net loss available to common shareholders of $2,704,549 or $0.08 basic and diluted loss per share for the comparable quarter of 2009.

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

Consulting Fees
Consulting fees for the three months ended October 31, 2010 increased by $219,072 from the comparable 2009 quarter to $528,135. The increase is primarily attributable to the completion of major investor relations consulting projects by two consultants in 2010.

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

Net loss
For the quarter ended October 31, 2010, net loss decreased $1,738,905 from the comparable quarter of 2009. This change is due to the factors discussed above; it is primarily attributable to the $1,953,665 decrease in the loss on derivative liabilities.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As of October 31, 2010, we had accumulated losses of $12,365,405 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we do not raise capital sufficient to fund our business plan, Strategic may not survive.

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
Date: March 21, 2011

/s/ “Johnathan Lindsay”

Johnathan Lindsay
Secretary, Treasurer, Chief Financial Officer, Principal
Accounting Officer and a director
Date: March 21, 2011