Form 10-Q
period 2011-04-30
STRATEGIC AMERICAN OIL CORP
filed 2011-06-20
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended April 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Leopard Street, Suite 2015
Corpus Christi, Texas, 78401
(Address of principal executive offices, including zip code)

361-884-7474
(registrant’s principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 17, 2011, 184,677,439 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information
Item 1. Financial Statements

1.	Consolidated Balance Sheets (unaudited)

2.	Consolidated Statements of Operations (unaudited)

3.	Statement of Changes in Stockholder’s Equity (Deficit) (unaudited)

4.	Consolidated Statements of Cash Flows (unaudited)

5.	Notes to Consolidated Financial Statements (unaudited)

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2011	July 31, 2010
Assets
Current assets
Cash and cash equivalents	$554,672	$247,851
Accounts receivable	733,804	6,580
Accounts receivable – related party	100,250	28,975
Other current assets	206,610	251,328
Other receivables	283,405	-
Total current assets	1,878,741	534,734

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $477,527 and $265,872, respectively	8,534,841	1,193,680
Unevaluated property	282,884	734,533
Note receivable	98,778	-
Restricted cash	6,716,036	40,000
Other Assets	-	19,317
Property and Equipment, net of accumulated depreciation of $9,959 and $7,624, respectively	6,442	5,747

Total Assets	$17,517,722	$2,528,011

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$1,804,844	$583,250
Line of Credit	860,572	-
Notes payable, net of unamortized discount of $0 and $45,436, respectively	301,783	104,564
Deposit on sale of oil and gas property	750,000	-
Asset retirement obligations – Short Term	450,906	-
Derivative warrant liability	3,185,941	2,411,709
Due to related parties	14,723	-
Total current liabilities	7,368,769	3,099,523

Asset retirement obligations – Long Term	4,325,685	57,623
Total liabilities	11,694,454	3,157,146

Stockholders’ equity (deficit):
Common stock, $.001 par; 500,000,000 shares authorized shares; 169,770,770 and 52,432,486 shares issued and outstanding	169,771	52,432
Additional paid in capital	26,997,604	10,718,194
Accumulated deficit	(21,344,107)	(11,399,761)
Total stockholders’ equity (deficit)	5,823,268	(629,135)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,517,722	$2,528,011

The accompanying notes are an integral part of these unaudited consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

Revenues	$1,258,815	$123,891	$1,487,949	$344,587

Operating expenses
Lease operating expense	652,632	107,682	793,020	321,853
Depreciation, depletion, and amortization	162,066	24,245	213,991	63,946
Accretion	95,898	-	99,562	-
Impairment	-	-	140,029	-
Consulting fees	41,157	697,541	636,681	1,607,875
Consulting fees – related party	2,929,550	-	2,929,550	-
Acquisition-related costs	2,558,580	-	2,558,580	-
Settlement expense	1,800,000	-	1,800,000	-
Management fees	183,314	211,664	406,226	855,174
Other general and administrative expense	389,314	182,444	789,597	682,142
Total operating expenses	8,812,511	1,223,576	10,367,236	3,530,990

Loss from operations	(7,553,696)	(1,099,685)	(8,879,287)	(3,186,403)

Interest expense, net	(71,866)	378	(86,645)	1,003
Gain (Loss) on settlement of debt	(50,737)	-	(50,737)	12,559
Loss on derivative warrant liability	(651,128)	(88,274)	(927,677)	(1,445,761)
Foreign exchange	-	12,636	-	(25,457)

Net Loss	$(8,327,427)	$(1,174,945)	$(9,944,346)	$(4,644,059)

Basic and diluted loss per common share	$(0.05)	$(0.02)	$(0.11)	$(0.11)

Weighted average shares outstanding (basic and diluted)	165,867,911	49,520,841	89,009,918	43,018,256

The accompanying notes are an integral part of these unaudited consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance at July 31, 2010	52,432,486	$52,432	$10,718,194	$(11,399,761)	$(629,135)

Common stock issued for:
Cash and exercise of warrants, net of share issuance costs	94,760,000	94,760	9,291,404	—	9,386,164
Debt – consultants	1,795,360	1,795	229,491	—	231,286
Debt – related party	1,618,290	1,618	160,211	—	161,829
Services provided by consultants, officers, and directors	16,414,634	16,416	2,638,546	—	2,654,962

Share-based compensation:
Amortization of fair value of stock options	—	—	276,708	—	276,708
Warrants granted to related party	—	—	2,929,550	—	2,929,550

Settlement	(15,000,000)	(15,000)	771,250	—	756,250

Deemed dividend	17,750,000	17,750	2,822,250	—	2,840,000
Deemed dividend	—	—	(2,840,000)	—	(2,840,000)

Net loss	—	—	—	(9,944,346)	(9,944,346)
Balance at April 30, 2011	169,770,770	$169,771	$26,997,604	$(21,344,107)	$5,823,268

The accompanying notes are an integral part of these unaudited consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30
	2011	2010
Cash Flows From Operating Activities
Net loss	$(9,944,346)	$(4,644,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	213,991	63,946
Impairment	140,029	-
Accretion	99,562	-
Write off of reclamation deposit	19,317	-
Amortization of debt discount and loan origination fees	8,019	100,967
(Gain) loss on settlement of debt	50,737	(12,559)
Warrants granted to related party	2,929,550	-
Common stock issued for services	108,620	-
Acquisition-related costs paid in common stock	2,546,342	-
Share based compensation - amortization of the fair value of stock options	276,708	1,124,877
Equity award vested in conjunction with settlement, net of cash payment of $1,043,750	756,250	-
Loss on derivative warrant liability	927,677	1,445,761
Changes in operating assets and liabilities:
Accounts receivable	(199,117)	(72,641)
Accounts payable and accrued expenses	71,357	(39,026)
Other changes in due to (from) related parties	(71,275)	(84,531)
Other current assets	43,105	(280,816)
Net cash used in operating activities	(2,023,474)	(2,398,081)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(312,546)	(266,273)
Purchases of property and equipment	(3,031)	(51,018)
Proceeds from sale of oil and gas properties	1,675,000	-
Deposit on sale of working interest in oil and gas property	750,000	-
Purchase of Galveston Bay Energy, net of cash acquired	(9,900,000)	-
Net cash used in investment activities	(7,790,577)	(317,291)

Cash Flows From Financing Activities
Proceeds from sales of common stock, net	9,232,719	3,497,312
Proceeds from notes payable	845,000	100,000
Payments on notes payable	(160,147)	(100,000)
Proceeds from notes payable to related parties	203,300	100,000
Payments on notes payable to related parties	-	(146,500)
Net cash provided by financing activities	10,120,872	3,450,812

Net increase in cash	306,821	735,440
Cash at beginning of period	247,851	18,793
Cash at end of period	$554,672	$754,233

The accompanying notes are an integral part of these unaudited consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine months ended April 30,
	2011	2010
Supplemental Disclosures:
Interest paid in cash	$6,457	$-
Income taxes paid in cash	$-	$-

Non-cash investing and financing
Non-cash capitalized interest	$51,670	$-
Asset retirement obligation sold	875,081	-
Asset retirement obligation assumed	5,494,487	-
Note payable for insurance and loan origination fees	197,503
Stock for notes payable and accounts payable	393,115	453,800
Stock for prepaid consulting fees	-	43,278
Notes receivable for sale of oil and gas properties	100,000	-
Debt discount	-	32,000
Exercise of warrants classified as a derivative	153,445	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of presentation

The unaudited consolidated financial statements of Strategic American Oil Corporation (“our”, “we” or “Strategic”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended July 31, 2010, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Strategic and our wholly owned subsidiaries, Penasco Petroleum Corporation (“Penasco”) and Galveston Bay Energy, LLC (“GBE”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Other receivables

Other receivables consist of joint interest billings due to us from participants holding a working interest in oil and gas properties that we operate and amounts due from GBE’s former parent attributable to receipts they received pertaining to the period prior to the effective date of the purchase or payments we made pertaining to the period prior to the effective date.  We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Other current assets

Other current assets consist of prepaid insurance and loan origination fees associated with our line of credit (See Note 6 – Line of Credit)

Restricted cash

Restricted cash consists of Certificate of Deposits that have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas. As of April 30, 2011 and July 31, 2010, respectively, restricted cash totaled 6,716,036 and $40,000.

Note Receivable

We received a note receivable for the sale of oil and gas property in November 2010 (See Note 4 – Oil and Gas Property).  We will be paid 5% of the oil production from the property we sold until the note is paid off.  Because of the time frame during which we expect to collect the note, we have classified the note receivable as long term.

Deposit on sale of oil and gas property

As of April 30, 2011, we had received $750,000 in payments for the sale of 10% working interest in our Galveston Bay properties.  The sales price is $1,150,000.  Because we had not received full payment for the working interest as of April 30, 2011, we have classified the amounts received as a deposit.  The buyer completed the purchase in May 2011; at that time, the funds were accounted for as proceeds from the sale of oil and gas property.

Concentrations

Our operations are concentrated in Texas and the majority of our operations are conducted offshore in Galveston Bay.  We operate in the oil and gas exploration and production industry. If the oil and natural gas exploration and production industry were adversely affected, we would experience adverse effects. Because our properties are offshore, we are also vulnerable to adverse weather.

Over 85% of GBE’s sales were attributable to one purchaser.

Recently issued or adopted accounting pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, we have a working capital deficit and an accumulated deficit of $5,490,028 and $21,344,107, respectively, as of April 30, 2011.  These factors raise substantial doubt about Strategic’s ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.

During the quarter ended April 30, 2011, we raised $9,032,619, net of offering costs, in an equity private placement and acquired a Texas company that operates producing oil and gas properties in four fields located in Galveston, Texas with a view to enhancing our cash flow from operations.

If we do not raise additional capital sufficient to fund our business plans, we may not survive.

The consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Note 3 – Acquisition of Galveston Bay Energy, LLC

Acquisition of Galveston Bay Energy, LLC (“GBE”)

On February 15, 2011 we closed on the acquisition of a private Texas oil and gas company named Galveston Bay Energy, LLC (“GBE”) which owns fractional interests in and operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.  GBE holds both proved producing and proved undeveloped reserves.  We acquired 100% of the membership interest in GBE and thus GBE is our wholly owned subsidiary.  Our consolidated financial statements include the results of GBE for the period from February 15, 2011 through April 30, 2011; specifically, our consolidated results include revenues from GBE of $1,109,423 and earnings of $118,055.

We paid $10,259,055 cash in February 2011, which included the purchase price of $9,900,000 and the settlement of certain then - outstanding liabilities of GBE.  The acquisition was funded primarily by proceeds from our private placement (see Note 10). The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed recognized at the acquisition date:

Recognized Amount of Identifiable Assets Acquired and Liabilities Assumed

Restricted Cash	$6,675,487
Accounts receivable and other current assets	619,741
Property and equipment	4,870
Oil and Gas Property, accounted for using the full cost basis of accounting
Evaluated property	9,522,193
Accounts payable and accrued expenses	(1,427,804)
Asset retirement obligations	(5,494,487)
Total Identifiable Net Assets	$9,900,000

Immediately following our acquisition of GBE, we sold 15% of our own aggregate working interest in the Galveston Bay fields for $1,400,000 in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. As a result of these transactions, GBE is our wholly owned subsidiary and owns approximately 66% of the aggregate working interest in the four fields. SPE may acquire an additional 10% of our own aggregate working interest in the Galveston Bay fields within 90 days for $1,150,000.  As of April 30, 2011, SPE had paid $750,000 against the purchase of the additional 10% working interest, which is reflected on the balance sheet as of April 30, 2011 as a deposit on sale of oil and gas property .  SPE paid the remaining $400,000 in May 2011. In accordance with the Full Cost accounting rules, this transaction was accounted for as a reduction of our oil and gas properties and no gain or loss was recognized.

Acquisition-related costs

We incurred $2,558,580 of acquisition-related costs, such as due diligence and finders’ fees.  Acquisition-related costs include cash payments of $12,238 and include share based transactions valued at $2,546,342 as discussed in Note 10 – Stockholders’ Deficit.

Supplemental pro forma information

The unaudited pro forma results presented below for the three and nine months ended April 30, 2011 and 2010 have been prepared to give effect to the purchase described above as if it had been consummated on August 1, 2010 and 2009, respectively.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
Revenues	$1,402,429	$799,316	$3,683,453	$1,105,201
Loss from operations	(7,759,418)	(2,238,367)	(9,955,999)	(7,182,660)
Net loss	(8,475,392)	(2,354,739)	(10,963,301)	(8,758,060)
Earnings per share, basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.20)

Note 4 – Oil and Gas Property

Oil and natural gas property as of April 30, 2011 and July 31, 2010 consisted of the following:

	April 30, 2011	July 31, 2010
Evaluated Property
Costs subject to depletion	$9,012,368	$1,459,552
Accumulated Depletion	(477,527)	(265,872)
Total evaluated property	8,534,841	1,193,680
Unevaluated property	282,884	734,533
Net oil and gas property	$8,817,725	$1,928,213

Evaluated property

In February 2011, we acquired a company that operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.  The transaction is more fully described in Note 3 – Acquisition of Galveston Bay Energy, LLC.  The acquisition cost based on the purchase price allocation was $10,259,055, which includes assumed asset retirement obligations of $5,494,487.  We sold 15% of our acquired working interest to SPE Navigation, LLC, a company controlled by the father-in-law of our CEO, for $1,400,000.  The proceeds and assumption of SPE’s pro rata share of the asset retirement obligation was treated as a reduction of capitalized costs in accordance with rules governing full cost companies.  GBE has interests in multiple leases with the State of Texas General Land Office in Galveston Bay.  With the acquisition of GBE, our primary operations will be offshore in Galveston Bay.

In September 2010, we sold our interest in the Dixon lease for cash proceeds of $75,000. The buyer assumed the asset retirement obligation, which was $12,132, associated with the property. The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

In November 2010, we sold our working interest in the Holt and Strahan properties for $100,000 and a retained overriding royalty interest of 6.25%. The buyer assumed the asset retirement obligation, which was $38,775, associated with the property. We executed a note receivable for the purchase price of $100,000.  The buyer will pay 5% of its production revenue, net of severance tax, until the balance is repaid.  As of April 30, 2011, the balance on the note was $98,084. The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

•	acquisition of Galveston Bay Energy, LLC, as described above,
•	lease improvements of $36,394 at our Barge Canal properties,
•	land acquisition costs of $33,593,
•	exploration costs of $64,109,
•	equipment cost of $17,889, and
•	reclassification of properties with accumulated costs of $468,747 from unevaluated to evaluated based on our determination that no reserves would be assigned to the properties as follows:

•	$166,361, which is net of cost recovery of $200,000 and which includes capitalized interest of $46,969, related to the Kenedy Ranch lease.
•	$103,681, including capitalized interest of $7,110, accumulated on the Koliba property.
•	$198,705, including capitalized interest of $25,922, of acquisition costs for properties in Texas, Louisiana, and Illinois.

Unevaluated property

Our unevaluated property consists of leases in Illinois including the Markham City North prospect and other prospects including waterflood prospects.

Additions to unevaluated property during the nine months ended April 30, 2011 include interest capitalized of $51,671, exploration costs of $98,224, and acquisition costs of $67,203.  We also realized a cost recovery of $200,000 attributable to the Chinn agreement as described below.

In January 2011, we executed a farmout agreement with Core Minerals Management II, LLC (“Core”) pertaining to our Markham City prospect.  Under the farmout agreement, we retained a 10% working interest and assigned the balance of our working interest in the Markham City prospect to Core.  Core will be the operator of the property.  Our working interest is carried until the Core meets the “Earnings Threshold” of $1,350,000.  Core will perform exploration activities on the prospect.  Core will spud the initial well by June 30, 2011 or the working interest reverts to us.  If Core does not expend one-half of the Earnings Threshold by April 1, 2012, our working interest reverts to 50% and if Core does not expend the entire Earnings Threshold by January 24, 2013, Core will reassign to us working interest equal to the proportion of the Earning Threshold which up to that time it has not spent.  After payout of the property, $1,350,000 or 29,000 barrels, provided that we hold less than 25% working interest in the property at payout, our working interest will be adjusted to 25%. There were no proceeds or payments associated with this transaction, thus there was no immediate accounting impact to this transaction.

In August 2010, we entered into an agreement with a consultant to assist in marketing the Kenedy Ranch lease to investors. Under the terms of the agreement, the consultant would receive a 5% working interest, carried to the casing point, carved out from our retained portion of the lease. In September 2010 we assigned 81.25% working interest in the Kenedy Ranch lease to Chinn Exploration Company (“Chinn”) for $200,000 cash. The agreement provided that Chinn would operate the property and would drill a test well within 18 months of the date of the agreement. We retained an 18.75% working interest and our marketing consultant received a 5% working interest carved out from our interest. Thus, after compensation of the consultant, our working interest in Kenedy Ranch was 13.75%. The cash proceeds we received in conjunction with this agreement were treated as a reduction of capitalized cost in accordance with rules governing full cost companies. As of April 30, 2011, we declined to participate further in the project and reclassified the net accumulated costs, $166,361, to evaluated property.

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

Impairment

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center.

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of January 31, 2011, the net book value of oil and gas properties exceeded the ceiling amount by $140,029 and, accordingly, an impairment charge was recorded.  As of April 30, 2011, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligations

The following activity is reflected in our asset retirement obligation liability for the nine months ended April 30, 2011:

April 30, 2011
Liability for asset retirement obligation, beginning of period	$57,623
Liabilities incurred	5,494,487
Liabilities sold	(875,081)
Revisions in estimated cash flows	-
Accretion	99,562
Liability for asset retirement obligation, end of period	$4,776,591

The asset retirement obligation consists of a short-term liability that we expect to settle within one year of the balance sheet date of 450,906 and a long-term liability of 4,325,685.

Note 6 – Line of Credit

Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to $5,000,000 with a commercial bank.  The note carries interest at a rate of prime + 1% (currently 6%) with a minimum interest rate of 5%. Interest is payable monthly.  We must use proceeds from the line of credit solely to enhance our Galveston Bay properties.   The note is collateralized by our Galveston Bay properties and substantially all GBE’s assets.  Strategic has also executed a parental guarantee of payment.  As of the date of this report, we had outstanding $860,572 on this line of credit.

We incurred $64,151 of loan origination fees which are being amortized straight line over one year, the term of the loan.  As of April 30, 2011, $8,019 had been amortized.

Note 7 – Notes Payable

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

We analyzed the convertible debentures for derivative accounting consideration under FASB ASC Topic No. 815-10 and ASC Topic No. 815-40. We determined the conversion feature met the criteria for classification in stockholders’ equity as the terms limit the number of shares to be delivered upon conversion by specifying the floor on the conversion price. Therefore, derivative accounting is not applicable for the convertible instruments.

We evaluated the warrants for derivative accounting consideration under FASB ASC Topic No. 815-10 and ASC Topic No. 815-40.We have concluded that the warrants, limiting the number of shares issuable, meet the criteria for classification in stockholders’ equity. Therefore, derivative accounting is not applicable for the warrants.

The intrinsic value of the beneficial conversion feature was $58,779.   The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature totaling $150,000 were recorded as a discount to the notes. The discount was amortized and charged to interest expense over the life of the note using the effective interest rate of 278% per annum.

As of April 30, 2011 and July 31, 2010, respectively, $150,000 and $104,564 of the discount had been amortized. The note was scheduled to mature in September 2010.  We made principal payments of $132,000 during the nine months ended April 30, 2011. Principal of $18,000 on the note remains unpaid as of April 30, 2011.  We paid the remainder of the principal and interest during May and June 2011.

During the nine months ended April 30, 2011, we accrued interest of $10,273 at the contracted rate of 15% on the principal outstanding on the note.

2010 Promissory Notes

We issued promissory notes for funds received from two private lenders of $20,000 and $25,000 during January 2011. The principal on the notes are due after one year and bear interest at 15% per annum payable on a quarterly basis.  During the quarter ended April 30, 2011 the notes and the accrued interest thereon were extinguished with the issuance of 466,360 shares of common stock valued, using the closing stock price on the date of the extinguishment, at $46,636.  Because the amount extinguished was less than the principal and accrued interest, we experience a gain on this extinguishment of $1,013.

During the nine months ended April 30, 2011, we issued promissory notes for funds received from three directors, two of whom were also officers of Strategic, for aggregate proceeds of $203,300.  In February 2011, we paid $13,577 of principal on the notes payable using common stock.  The notes are more fully described in Note 11 – Related Party Transactions.

On February 15, 2011, Mr. Reneau resigned as a director of the company.  Accordingly, his outstanding $175,000 note payable is no longer classified as a related party debt.

Insurance Note Payable

In addition, we financed our commercial insurance program using a note payable in installments of $15,856 per month for nine months.  The monthly payments include interest at an annual percentage rate of 4.95%

Note 8 - Fair Value

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding as of the date of these consolidated financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.”. (See Note 8 – Warrant Derivative Liability)

The fair value of these warrants is measured using significant unobservable inputs (Level 3) and was determined using the Black-Sholes option pricing method with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.”

Significant inputs used to calculate the fair value of the warrants include expected volatility and the risk-free interest rate.

Our derivative warrant liability is our only financial asset or liability that is accounted for at fair value on a recurring basis as of April 30, 2011.

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts receivable – related party, accounts payable and accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

Note 9 – Derivative Warrant Liability

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

Certain warrants we issued during the year ended July 31, 2010 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants issued during the year ended July 31, 2010, have been recognized as a derivative liability.

870,000 of the warrants classified as derivatives and issued during November 2009 were exercised during the six months ended January 31, 2011 for $200,100. This reduced the derivative liability by $153,445 and increased the additional paid-in capital by the same amount.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the six months ended April 30, 2011:

Beginning balance – August 1, 2010	$2,411,709
Issuance of derivative warrants	-
Reduced for warrants exercised	(153,445)
Change in fair value of derivative liability	927,677
At April 30, 2011	$3,185,941

In February 2011, we participated in an equity raise which triggered the down-round provisions of the warrant agreements.  As a result, the exercise price of the warrants was reduced to $.10 per share and we issued warrants to purchase an additional 15,982,369 shares of common stock.  Because the warrants are remeasured at fair value on a recurring basis, the fair value associated with the issuance of the additional warrants and the reduction in price of the warrants will be incorporated into the recurring measurement and will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability”.  After the transaction, derivative warrants to purchase 31,343,999 shares of common stock at $.10 per share with a remaining life of approximately 3.7 years were outstanding.

Note 10 - Stockholders’ Deficit

Common Stock Issuances

For cash

Common stock issued in connection with the exercise of warrants:

During October 2010, an aggregate of 870,000 share purchase warrants were exercised for net proceeds of $200,100.  The warrants were derivative warrants; accordingly, the warrant derivative liability associated with these warrants as of the date of exercise, $153,445 was reclassified to paid in capital.

2011 Private Placement:

During February 2011, we completed a private placement in which we sold 92,390,000 shares of common stock for $.10 per share to raise gross proceeds of $9,239,000 (the “2011 private placement”).  We paid $142,800 in cash offering costs as finders’ fees and $63,581 in associated legal costs, resulting in net cash proceeds of $9,032,619. All costs associated with this transaction was recorded as a reduction in the private placement proceeds, and reflected as an adjustment to equity. This capital raise triggered the anti-dilution provisions of the units previously sold in October and November 2009.  The investors involved in the previous capital raise received 17,750,000 shares of common stock in accordance with these provisions.  Additionally, the exercise price of the warrants issued with the 2009 raise decreased to $.10 per share and the warrant holders received warrants to purchase an additional 15,982,369 shares of common stock.  The warrants are derivative warrants and are more fully described in Note 9 – Derivative Warrant Liability.

We are evaluating whether the private placement resulted in an ownership change, as defined by Internal Revenue Code Section 382, of Strategic.  If such an ownership change has occurred, the net operating loss generated before February 15, 2011 will be limited by the provisions of the Internal Revenue Code Section 382.

In connection with the 2011 private placement, we granted equity based compensation for finders’ fees in conjunction with the offering as follows: 1,500,000 shares of common stock, warrants to purchase 1,300,000 shares of common stock at an exercise price of $.10 per share with a contractual term of three years, and warrants to purchase 128,000 shares of common stock at an exercise price of $.10 per share with a contractual term of three years.  The stock was valued as $240,000 using the closing stock price on the date of grant.

The fair value of the warrants to purchase 1,300,000 shares of common stock, as computed using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.41%, a dividend yield of 0%, and an expected volatility of 150.78%, was $177,506.  The fair value of the warrants to purchase 128,000 shares of common stock, as computed using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 151.24%, was $15,108.  As finders’ fees, the cost of the compensation was recorded as a reduction in the private placement proceeds and reflected as an adjustment to equity.  In addition, we incurred legal fees in conjunction with the offering, which are classified as offering costs, of $63,581.

For debt payable to consultants

During February 2011, we settled accounts payable to consultants totaling $129,375 with the issuance of 1,293,750 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $181,125; the excess fair value over the outstanding debt, which was recognized as a loss on settlement of accounts payable, was $51,750.

During April 2011, we settled accounts payable to a consultant and notes payable (See Note 7 – Notes Payable) totaling $51,174 with the issuance of 501,610 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $50,161; the outstanding debt exceeded fair value by $1,013 and was recognized as a gain on settlement of accounts payable.

For debt payable to related parties

During February 2011, we settled accounts payable to officers and directors and $ 13,577 of principal on notes payable to officers totaling $66,539 with the issuance of 665,390 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $93,155; the excess fair value over the outstanding debt, which was recognized as additional compensation costs, was $26,616.

During April 2011, we settled accounts payable to officers and directors totaling $95,290 with the issuance of 952,900 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $95,290.

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

During the three months ended April 30, 2011, we issued 200,000 shares of common stock to consultants for services valued at $20,000. The shares were valued using the closing market price on the date of grant.

Certain officers and directors extinguished amounts due from Strategic with stock, as described above.  We recognized $26,616 of compensation cost attributable to the excess of the fair value of the stock issued over the balance owed to the officers.

Acquisition-related stock issuances

During February 2011, we granted 15,914,634 shares of common stock to three individuals, as detailed below, as finders’ fees for their roles in the acquisition of GBE (See Note 3 – Acquisition of Galveston Bay Energy, LLC).  The shares were valued, based on the closing stock price on the date of grant, at $2,546,342, and was recorded as a current period expense.

On February 15, 2011, we granted 914,634 shares of common stock to a consultant for his role in bringing us the opportunity to make the acquisition.  The shares were valued at $146,341 based on the closing stock price on the grant date.  This acquisition-related cost is recognized as expense in our income statement for the quarter ended April 30, 2011.

On February 15, 2011, we granted 15 million shares of common stock to Alan D. Gaines in part as compensation for bringing us the opportunity to make the acquisition described above and in part as new director and officer compensation. 50% of shares vested that date and are valued at $1,200,000 based on the closing stock price on the grant date and recorded in expense as acquisition-related costs.  Our agreement with Mr. Gaines provided for a proportional increase in the shares awarded if we raise in excess of $11 million within three months of the closing of the GBE transaction, inclusive of the $8,996,200 raised in the 2011 private placement.  The remaining shares were scheduled to vest as follows: 3,750,000 on February 15, 2012 and 3,750,000 on February 15, 2013.  However, Mr. Gaines returned the stock he received and forfeited the unvested stock when he separated from the Company in April 2011.

On February 15, 2011, we granted 15 million shares of common stock to Amiel David in part as compensation for bringing us the opportunity to make the acquisition described above and in part as new director and officer compensation. 50% of shares vested on that date and are valued at $1,200,000 based on the closing stock price on the grant date and recorded in expense as acquisition-related costs. Our agreement with Mr. David provides for a proportional increase in the shares awarded if we raise in excess of $11 million within three months of the closing of the GBE transaction, inclusive of the $8,996,200 raised in the 2011 private placement. The remaining shares were scheduled to vest as follows: 3,750,000 on February 15, 2012 and 3,750,000 on February 15, 2013.  However, Mr. David returned the stock he received and forfeited the unvested stock when he separated from the Company in April 2011.

Settlement

Two of the individuals mentioned above, Mr. Alan Gaines and Mr. Amiel David, also were awarded an additional 7,500,000 shares each, which were scheduled to vest over the two years ended February 15, 2013.  Our arrangement with them contemplated that they would join Strategic as officers and directors.  However, Mr. Gaines, Mr. David, and Strategic were unable to reach a mutually agreeable final contract.  On April 1, 2011, we entered into a settlement agreement with Mr. Gaines and Mr. David under which they would:

•	Receive $1,043,750 cash,
•	Receive warrants to purchase 10,000,000 shares of common stock at an exercise price of $.10 and a three year term, and
•	Return the 15,000,000 shares of common stock that they had received in February 2011 to the Company.

Cash settlement involving unvested equity awards effectively vests the award; accordingly, we recognized $1,800,000 of compensation cost for the unvested 15,000,000 shares of common stock on the date of the settlement agreement.  The stock was valued using the closing stock price on the settlement date.

In summary, the transactions involving Mr. David and Mr. Gaines are recognized on the income statement as follows:

Transaction	Amount	Income statement recognition
Grant of 15,000,000 vested shares of common stock on February 15, 2011	$2,400,000	Included in Acquisition-related costs
Expense associated with the settlement of 15,000,000 shares of previously unvested common stock on April 1, 2011	1,800,000	Settlement expense
Total expense recognized	$4,200,000

The warrants had an estimated fair value of $991,240 as computed using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of  .61%, a dividend yield of 0%, and an expected volatility of 150.43%.

The fair value of the cash and equity based consideration that Mr. Gaines and Mr. David received in the settlement was, therefore, $2,034,990.  The fair value of the settlement did not exceed the value of compensation associated with the award that was previously recognized, $4,200,000 as detailed above.  Thus, there was no additional expense incurred in the settlement. The cash settlement was debited directly to additional paid in capital and the return of stock was credited to paid in capital and debited to common stock.

Deemed dividend:

Our 2011 capital raise triggered the anti-dilution provisions of the units previously sold in October and November 2009.  The investors involved in the previous capital raise received 17,750,000 shares of common stock in accordance with these provisions.  The value of the shares that were issued, based upon the closing stock price on the date of issuance, was $2,840,000 and was treated as a deemed dividend,

Share-based compensation

Stock options

During April 2011, the Board of Directors authorized and approved the adoption of the 2011 Stock Incentive Plan (the “2011 Plan”). An aggregate of 25,000,000 shares of our common stock may be issued under the plan. The 2011 Plan is administered by the Board of Directors which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

The following is a description of options granted under the 2011 Plan:

Options granted to non-employees

•
In April 2011, options to purchase 12,500,000 shares of common stock with an exercise price of $.10 per share and a term of ten years were granted to an officer and director of the company.  The options vest 20% each six months over the 30 months following the award. Because the officer is a non-employee, the award is accounted for under the provisions of ASC 505-50 and will be recorded at fair value on the final measurement date.  Because there is no disincentive for nonperformance for this award, the final measurement date when the services are complete, which is the vesting date.

The fair value of the total option award on the date of grant was $1,417,553. The fair market value of this award was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.66%, a dividend yield of 0%, and an expected volatility of 144.31%.  However, the cost of the award will be amortized over the service period by estimating the fair value of the earned portion at each reporting date.  The estimate will be adjusted to reflect the fair value of the vested portion as of the vesting date.  The measurement date for this reporting period is April 30, 2011.  $14,176 was recognized during the quarter ended April 30, 2011.

•
In April 2011, options to purchase 1,000,000 shares of common stock with an exercise price of $.10 per share and a term of ten years were granted to a director who also provides consulting services to us.  The options vest 20% each six months over the 30 months following the award.  Because the officer is a non-employee, the award is accounted for under the provisions of ASC 505-50 and will be recorded at fair value on the final measurement date.  Because there is no disincentive for nonperformance for this award, the final measurement date when the services are complete, which is the vesting date.

The fair value of the total option award on the date of grant was $113,404.  The fair market value of this award was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.66%, a dividend yield of 0%, and an expected volatility of 144.31%.  However, the cost of the award will be amortized over the service period by estimating the fair value of the earned portion at each reporting date.  The estimate will be adjusted to reflect the fair value of the vested portion as of the vesting date.   The measurement date for this reporting period is April 30, 2011.  $1,134 was recognized during the quarter ended April 30, 2011.

Options granted to employees

In April 2011, options to purchase 6,500,000 shares of common stock with an exercise price of $.10 per share and a term of ten years were granted to five employees.  The options vest 20% each six months over the 30 months following the award. Because the grantees were employees, the awards are accounted for under the provisions of ASC 718.  Accordingly, they are measured at fair value on the date of grant and the expense associated with the grant will be amortized over the 30 month vesting period on a straight line basis.  The fair value of the total option award on the date of grant was $737,127, $7,371 of which was recognized during the quarter ended April 30, 2011.  The fair market value of each award was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.66%, a dividend yield of 0%, and an expected volatility of 144.31%.

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

The following is a description of options granted under the 2010 Plan, which were all granted to non-employees:

•
In August 2010, options to purchase 1,400,000 shares of common stock with an exercise price of $.20 per share and a term of three years were granted to one of our officers.  The options vest 25% each six months over the 18 months following the award with the first 25% or 350,000 shares vesting immediately.  Because the officer is a non-employee, the award is accounted for under the provisions of ASC 505-50 and will be recorded at fair value on the final measurement date.  Because there is no disincentive for nonperformance for this award, the final measurement date when the services are complete, which is the vesting date.

The fair value of the total option award on the date of grant was $173,611. The fair market value of this award was estimated using the Black-Sholes option pricing model with an expected life of 2 years, a risk free interest rate of .34%, a dividend yield of 0%, and an expected volatility of 150.92%.   $39,942 was associated with immediately vesting options and recorded in expense.  The cost of the award will be amortized over the service period by estimating the fair value of the earned portion at each reporting date.  The estimate will be adjusted to reflect the fair value of the vested portion as of the vesting date.

•	No new options were granted under the plan during the three months ended April 30, 2011.

During 2009, the Board of Directors authorized and approved the adoption of the 2009 Re-Stated Stock Incentive Plan (the “2009 Plan”). An aggregate of 10,000,000 of our shares may be issued under the plan. The Stock Incentive Plan is administered by the Board of Directors which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.  There were no grants under the 2009 plan during the nine months ended April 30, 2011.

During April 2011, the Board of Directors approved the repricing of all of the then outstanding options to $.10 per share.  On the date of the repricing, options to purchase 7,530,000 shares were outstanding.  The modification was accounted for as a cancellation of the original grant and a new award.  The fair value of the modification was computed by comparing the fair value of the options immediately prior to the award with their original terms to the fair value of the repriced options.  At the time of the repricing, options to purchase 6,155,000 shares were vested.  The expense associated with the modification of these options, $88,759, was recognized in expense on the date of the repricing.  The remaining options to purchase 1,375,000 shares were granted to non-employees and an estimate of the fair value of the modified grant will be recognized at each reporting date with an adjustment to the estimate as of the vesting date to reflect the current fair value.

The following table details the significant assumptions used to compute the effects of the repricing:

	Risk-free interest rate	Dividend yield	Volatility factor	Expected life (years)
250,000 options with an exercise price of $.35 per share and remaining expected term of 3 years	2.14%	0.00%	150.23%	3
2,100,000 options with an exercise price of $.35 per share and remaining expected term of 3 years	2.14%	0.00%	150.23%	3
1,180,100 options with an exercise price of $.35 per share and remaining expected term of 4 years	2.14%	0.00%	139.20%	4
1,925,000 options with an exercise price of $.20 per share and remaining expected term of 1 year	2.14%	0.00%	150.23%	1

The following table provides information about options granted to non-employees under our stock incentive plans during the nine months ended April 30, 2011 and 2010:

	2011	2010
Number of options granted	22,430,000	-
Compensation expense recognized	$269,337	$583,734
Compensation cost capitalized	-	-
Weighted average fair value of options granted	$0.10	$-

The following table provides information about options granted to employees under our stock incentive plans during the nine months ended April 30, 2011 and 2010:

	2011	2010
Number of options granted	6,500,000	-
Compensation expense recognized	$7,371	$-
Compensation cost capitalized	-	-
Weighted average fair value of options granted	$0.10	$-

The following table details the significant assumptions used to compute the fair market values of stock option expense during the nine months ended April 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	0.51 – 2.66%	2.31%
Dividend yield	0%	0%
Volatility factor	134.62 - 153.00%	149.71%
Expected life (years)	1 – 6.5 years	5.5 years

For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

Based on the fair value of the options as of April 30, 2011, there was $2,289,542 of unrecognized compensation costs related to non-vested share based compensation arrangements granted under the plans.

Summary information regarding stock options issued and outstanding as of April 30, 2011 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2010	8,705,000	$0.30	$20,000	5.32
Granted	28,930,000	.10
Exercised	-	--
Expired/cancelled	(10,105,000)	0.29
Outstanding at April 30, 2011	27,530,000	$0.10	$550,600	8.39

Warrants

During the six months ended April 30, 2011, 870,000 derivative warrants granted during November 2009 were exercised for cash.

On February 15, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. We amended this agreement effective on March 9, 2011.  Geoserve will provide investor relations services.  The agreement has a three year term. The consulting agreement as amended provides that we will compensate Geoserve with warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share with a five year term (expiring February 15, 2016) as prepayment for the first year of service.  We may terminate the agreement after the first year with thirty days notice. On February 15, 2011, the first tranche of warrants to purchase 20,000,000 shares of common stock vested. The warrants had an estimated fair value of $2,885,807 as computed using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of  2.35%, a dividend yield of 0%, and an expected volatility of 134.26%.  We recognized $2,885,807as a consulting expense – related party in the quarter ended April 30, 2011.

If our common stock attains a five day average closing price of $.30 per share, an additional 15,000,000 warrants with an exercise price of $.10 and an expiration date of February 15, 2016 shall be issued.  If our common stock attains a five day average closing price of $.60 per share, an additional 15,000,000 warrants with an exercise price of $.10 and an expiration date of February 15, 2016 shall be issued. The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The warrants to purchase 15,000,000 shares of common stock at $.30 per share and 15,000,000 shares of common stock at $.60 per share will be amortized over the derived service periods of 2.07 years and 2.49 years, respectively.  As of April 30, 2011, the fair value of the warrants to purchase 15,000,000 shares of common stock at $.30 per share was $302,363 and the fair value of the warrants to purchase 15,000,000 shares at $.60 per share was $173,534.  We recognized $43,743 of expense associated with these warrants during the quarter ended April 30, 2011.

Summary information regarding common stock warrants issued and outstanding as of April 30, 2011 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2010	23,599,067	$0.42	-	3.02
Granted	77,410,369	.10	-	-
Exercised	(870,000)	0.23	-	-
Expired	(6,177,939)	0.92	-	-
Outstanding at April 30, 2011	93,961,497	$0.10	-	4.08

Note 11 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties in Texas.  The following table summarizes the activity associated with the Barge Canal properties:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
Revenues	$143,344	$66.089	$325,202	$199,878
Lease operating costs	$49,042	$42,851	$134,462	$113,045

As of April 30, 2011 and July 31, 2010, respectively, we had outstanding accounts receivable associated with these properties of $100,250 and $28,975 and no accounts payable.

From time to time, officers, directors, and family members of officers and directors have loaned us funds.  The following table provides a summary of related party debt outstanding as of:

	April 30, 2011	July 31, 2010
Note payable to a director, interest rate 6% per annum, due on demand after February 2011	$6,423	$-
Note payable to an officer, and director, interest rate 6% per annum, due on demand after February 2011	8,300	-
Notes payable, including accrued interest payable	$14,723	$-

Prior to February 2011, an additional $185,000 was due to an officer and a director of the Company.  This director resigned in February 2011 and his outstanding debt at the time of his resignation, $175,000, is classified as a non-related party note payable.

In April 2011, we settled $13,577 of the outstanding notes payable to the related parties with the issuance of 135,769 shares of common stock using a conversion rate of $.10 per share. The stock was valued using the closing stock price on the transaction date at $19,006; the excess fair value of $5,429 was recorded as compensation expense.

Subsequent to the balance sheet date, we entered into a consulting contract with a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our Chief Executive Officer and a Director.  We also sold 15% of the working interest we acquired when we acquired Galveston Bay Energy, LLC for $1,400,000 to a different company controlled by Mr. Watts. This company purchased an additional 10% of our working interest for $1,150,000 in May 2011.   As of April 30, 2011, this company had paid $750,000, which is classified as a deposit on sale of oil and gas property, against the purchase price of the working interest.

Other events

On February 15, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. We amended this agreement effective on March 9, 2011.  Geoserve will provide investor relations services.  The agreement has a three year term. The consulting agreement as amended provides that we will compensate Geoserve with warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share with a five year term (expiring February 15, 2016) as prepayment for the first year of service If our common stock attains a five day average closing price of $.30 per share, an additional 15,000,000 warrants with an exercise price of $.10 and an expiration date of February 15, 2016 shall be issued.  If our common stock attains a five day average closing price of $.60 per share, a further 15,000,000 warrants an additional 15,000,000 warrants with an exercise price of $.10 and an expiration date of February 15, 2016. We recognized $2,929,550, as detailed in Note 10 – Stockholders’ Deficit.  We may terminate the agreement after the first year with thirty days notice.

Note 12 – Commitments and Contingencies

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

Letter of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate.  We have a letter of credit in the amount of $6,670,000 issued by Amegy Bank.  We pay a 2.25% per annum fee in conjunction with this letter of credit.

Note 13 – Subsequent Events

In June 2011, we entered into a consulting agreement with a company controlled by our former CFO.  Under the terms of the agreement, the former CFO will provide business services for a term of one year and will receive $8,000 per month.

In May 2011, SPE completed its purchase of 10% working interest in our Galveston Bay properties for $1,150,000.  Thus, as of May 1, 2011, SPE holds 25% working interest in all of GBE’s oil and gas properties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As used in this Quarterly Report: (i) the terms “we”, “us”, “our”, “Strategic”, “Penasco”, “Galveston Bay” and the “Company” mean Strategic American Oil Corporation and its wholly owned subsidiaries, Penasco Petroleum Inc., and Galveston Bay, LLC unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2011 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended April 30, 2011 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2010.

General

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States.  As of April 30, 2011, we maintain developed acreage both onshore and offshore in Texas and undeveloped acreage in Illinois.  As of April 30, 2011, we were producing oil and gas from our working interest in three wells onshore in Texas and in three of our offshore fields in Galveston Bay.  Prior to November 1, 2010, we held producing properties in Louisiana.

Our undeveloped acreage in the Illinois basin is adjacent to current or past producing wells. Drilling and completion costs are lower than in many other producing basins and the net revenues are higher. Our leases in Illinois average 87.5% net revenue interest with 100% working interest. Multiple pay zones are indicated in leasehold areas including the Cypress, Levias, Aux Vases, Ste. Genevieve, Salem, Saint Lewis and Warsaw formations. Maximum drill depths will be approximately 4,000 feet.  In January 2011, we farmed out our interest in the Markham City prospect to Core Minerals Management II, LLC (“Core”).  Under the farmout agreement, we retained a 10% working interest and assigned the balance of our working interest in the Markham City prospect to Core.  Core will be the operator of the property.  Core will perform exploration activities on the prospect.  The agreement provides that Core must spud the initial well by June 30, 2011. Our working interest is carried until Core meets the “Earnings Threshold”, $1,350,000. Once Core has recouped their initial investment we will gain an additional 15% working interest, bringing our total working interest in the project to 25%.

As part of our ongoing business strategy, we continue to review and evaluate acquisition opportunities in Texas, Illinois and other areas of the continental United States.

Recent Activities

2011 Private Placement

During the quarter ended April 30, 2011, we completed a private placement in which we sold 92,390,000 shares of common stock for $.10 per share to raise gross proceeds of $9,239,000 (the “2011 private placement”).  We paid $206,381 in cash offering costs and netted $9,032,619 from this transaction.   We used substantially all of the proceeds of the private placement to fund our acquisition of Galveston Bay Energy, LLC (“GBE”) as described below.

Acquisition of GBE

On February 15, 2011 we closed on the acquisition of a private Texas oil and gas company, GBE, which owns fractional interests in and operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.

Immediately following our acquisition of GBE, we sold 15% of our own aggregate working interest in the Galveston Bay fields for $1,400,000 in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. As a result of these transactions, GBE is our wholly owned subsidiary and owns approximately 66% of the aggregate working interest in the five fields. Our agreement provides that SPE may acquire an additional 10% of our own aggregate working interest in the Galveston Bay fields within 90 days for $1,150,000.  Effective May 1, 2011, SPE had completed the purchase of the additional 10% interest.

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

Results of Operations

Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2010

Production data:

	Three months ended April 30,
	2011			2010
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	12,274	13,785	87,428	1,595	3,517	13,090
Average sales price	$98.03	$4.03	$14.40	$66.67	$4.99	$9.47
Average lease operating expense			$7.00			$25.00

Statements of operations:
	Three months ended April 30,
	2011	2010	Increase/ (Decrease)	% Change

Revenues	$1,258,815	$123,891	$1,134,924	916%

Operating expenses
Lease operating expense	652,632	107,682	544,950	506%
Depreciation, depletion, and amortization	162,066	24,245	137,821	568%
Accretion	95,898	-	95,898	100%
Consulting fees	41,157	697,541	(656,384)	(94)%
Consulting fees – related party	2,929,550	-	2,929,550	100%
Acquisition costs	2,558,580	-	2,558,580	100%
Settlement expense	1,800,000	-	1,800,000	100%
Management fees	183,314	211,664	(28,350)	(13)%
Other general and administrative expense	389,314	182,444	206,870	113%
Total operating expenses	8,812,511	1,223,576	7,588,935	620%

Loss from operations	(7,553,696)	(1,099,685)	(6,454,011)	587%

Interest expense, net	(71,866)	378	(72,244)	19,112%
Gain (loss) on settlement of debt	(50,737)	-	(50,737)	(100)%
Foreign exchange	-	12,636	(12,636)	100%
Loss on warrant derivative liability	(651,128)	(88,274)	(562,854)	638%

Net Loss	$(8,327,427)	$(1,174,945)	$(7,152,482)	609%

We recorded a net loss for the three months ended April 30, 2011 of $8,327,427 or $0.05 basic and diluted loss per common share compared to a net loss of $1,174,945 or $0.02 basic and diluted loss per common share for the comparable quarter of 2010. The changes in results were predominantly due to the factors below:

•
Revenues, lease operating expense, depreciation, depletion, and amortization expense, and accretion expense increased substantially because of the inclusion of the results of our new subsidiary, GBE.  We purchased GBE on February 15, 2011.  Our consolidated financial statements include GBE’s results from February 15, 2011, the date of the acquisition, through April 30, 2011.  Through GBE, we produced from approximately 26 active oil and gas wells in four fields.

•
We granted warrants as compensation to a company for investor relations and public relations services.  The company is a related party, as it is controlled by the father-in-law of the CEO, Jeremy Driver.

•	Consulting fees reduced because we incurred expenses in 2010 for investor relations programs that we did not continue in 2011.
•	We granted stock to consultants as finder’s fees for their role in effecting the acquisition of GBE and paid cash due diligence fees.
•
We reached a settlement with an officer and a director, Amiel David and Alan Gaines, in which they received cash and warrants and returned the stock previously granted to them in conjunction with the acquisition of GBE.

•
We opened a new location in Houston, Texas, hired additional accounting staff, and hired an operations manager and regulatory manager for GBE, which increased our other general and administrative expense.

•	GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank. Because of these arrangements, interest expense increased.
•
We continue to re-measure our derivative warrants at fair value at every reporting date.  Because the February 2011 private placement triggered the warrant ratchet provisions, we had more warrants outstanding with a lower exercise price as of April 30, 2011; this increased the loss on derivative warrant liability during the three months ended April 30, 2011.

The increase in acquisition costs, consulting expenses, and settlement expense are non-recurring expenses.  The increases in revenue, lease operating expense, depreciation, depletion, and amortization expense, accretion expense, general and administrative expense, and interest expense are associated with the operations of GBE and will be an ongoing element in our financial results.

Nine Months Ended April 30, 2011 Compared to the Nine Months Ended April 30, 2010

Production data:

	Nine months ended April 30,
	2011			2010
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	14,828	21,198	110,168	4,175	11,030	36,083
Average sales price	$94.76	$3.90	$13.51	$72.19	$3.91	$9.55
Average lease operating expense			$7.00			$9.00

Statements of operations:

	Nine months ended April 30,
	2011	2010	Increase/ (Decrease)	% Change

Revenues	$1,487,949	$344,587	$1,143,362	332%

Operating expenses
Lease operating expense	793,020	321,853	471,167	146%
Depreciation, depletion, and amortization	213,991	63,946	150,045	235%
Accretion	99,562	-	99,562	100%
Impairment	140,029	-	140,029	100%
Consulting fees	636,681	1,607,875	(971,194)	(60)%
Consulting fees – related party	2,929,550	-	2,929,550	100%
Acquisition costs	2,558,580	-	2,558,580	100%
Settlement expense	1,800,000	-	1,800,000	100%
Management fees	406,226	855,174	(448,948)	(52)%
Other general and administrative expense	789,597	682,142	107,455	16%
Total operating expenses	10,367,236	3,530,990	6,836,246	194%
Loss from operations	(8,879,287)	(3,186,403)	(5,692,884)	179%

Interest expense, net	(86,645)	1,003	(85,642)	(8,739)%
Gain (loss) on settlement of debt	(50,737)	12,559	(63,296)	(504)%
Foreign exchange	-	(25,457)	25,457	100%
Loss on warrant derivative liability	(927,677)	(1,445,761)	518,084	(36)%
Net Loss	$(9,994,346)	$(4,644,059)	$(5,350,287)	114%

We recorded a net loss for the nine months ended April 30, 2011 of $9,994,346, or $0.11 basic and diluted loss per common share compared to a net loss of $4,644,059, or $0.11 basic and diluted loss per common share for the nine months ended April 30, 2010. The changes in results were predominantly due to the factors below:

•
Revenues, lease operating expense, depreciation, depletion, and amortization expense, and accretion expense increased substantially because of the inclusion of the results of our new subsidiary, GBE.  We purchased GBE on February 15, 2011.  Our consolidated financial statements include GBE’s results from February 15, 2011 through April 30, 2011.  Through GBE, we produced from approximately 26 active oil and gas wells in four fields. This represents a substantial increase in our operations.

•	We recorded an impairment charge during the nine months ended April 30, 2011 because the net book value of our oil and gas properties exceeded the ceiling by $140,029 on January 31, 2011.
•	Consulting fees reduced because we incurred expenses in 2010 for investor relations programs that we did not continue in 2011.
•
We granted warrants as compensation to a company for investor relations and public relations services.  The company is a related party, as it is controlled by the father-in-law of the CEO, Jeremy Driver.

•	We granted stock to consultants as finders’ fees for their role in effecting the acquisition of GBE and we also paid due diligence fees.
•
We reached a settlement with an officer and a director, Amiel David and Alan Gaines, in which they received cash and warrants and returned the stock previously granted to them in conjunction with the acquisition of GBE.

•
We opened a new location in Houston, Texas, hired additional accounting staff, and hired an operations manager and regulatory manager for GBE, which increased our other general and administrative expense.

•	GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank. Because of these arrangements, interest expense increased.
•
Management fees decreased because we have, in the current year, relied on employees rather than consultants for management and because there were stock bonuses during the nine months ended April 30, 2010 that were not repeated in 2011.  Additionally, we have pared down our management team.

•
We continue to re-measure our derivative warrants at fair value at every reporting date.  Because the February 2011 private placement triggered the warrant ratchet provisions, we had more warrants outstanding with a lower exercise price as of April 30, 2011; this increased the loss on derivative warrant liability during the three months ended April 30, 2011.

The increase in acquisition costs, consulting expenses, and settlement expense are non-recurring expenses.  The increases in revenue, lease operating expense, depreciation, depletion, and amortization expense, accretion expense, general and administrative expense, and interest expense are associated with the operations of GBE and will be an ongoing element in our financial results.

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

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of April 30, 2011 and July 31, 2010:

	April 30, 2011	July 31, 2010
Cash	$554,672	$247,851
Working capital (deficit)	$(5,490,028)	$(2,524,789)

At April 30, 2011, we had $554,672 of cash on hand and a working capital deficit of $5,490,028.  $3,185,941 included in current liabilities is attributable to a warrant derivative liability which would ordinarily be settled in stock. Our working capital will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months.  In February 2011, we raised net proceeds of $9,032,619 from a private placement in which we sold 92,390,000 shares of common stock for $.10 per share.   We used substantially all of the proceeds of the private placement to fund our acquisition of GBE.

Subject to the availability of additional financing, we intend to spend approximately $4,000,000 over the next twelve months in carrying out our current plan of operations, which includes improvements to our recently acquired properties in Galveston Bay. We estimate that we will need to receive additional funds of approximately $5,000,000 during the next twelve months, either through the sale of capital stock, borrowing, or from increased oil and gas production revenue. Our management is currently making significant efforts to secure the needed capital.  We have secured a $5,000,000 line of credit from a commercial bank to support our GBE’s activities.  If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As of April 30, 2011, we had a working capital deficit and an accumulated deficit of $5,490,028 and $21,344,107, respectively. Our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity or debt financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we do not raise capital sufficient to fund our business plan, Strategic may not survive.

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended April 30, 2011 have decreased in comparison to the prior year; we used cash of $2,023,474 compared to $2,398,081 during the nine months ended April 30, 2010. This decrease is attributable to decreases in management and consulting fees in 2011 and to increased net cash flows from our new subsidiary, GBE.  Prior to our acquisition of GBE, operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.  Because of the start-up nature of our business up through the fiscal year ended July 31, 2010, the bulk of our operating costs have been consulting, management, and general and administrative costs.  With our acquisition of GBE, we expect to derive a much greater percentage of our cash flows from operations from revenues and direct operating costs.  Because the GBE properties will increase our contribution margin from our core activities, the acquisition should continue to enhance our cash flows from operations.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended April 30, 2011, investing activities used cash of $7,790,577 compared to a use of cash of $317,291 during the nine months ended April 30, 2010. The changes between such periods relates primarily to proceeds from the sale of working interest in our Kenedy and Dixon projects, offset by the purchase of GBE, in fiscal 2011. Our future cash flows used in investing will increase due to our planned investment in the fields that we acquired when we acquired GBE.

Net Cash Provided by Financing Activities

As we have had limited revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities during the nine months ended April 30, 2011 provided cash of $10,120,872 compared to $3,450,812 during the nine months ended April 30, 2010.  This is attributable to a significant stock private placement in fiscal 2011.

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

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended April 30, 2011. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms.

Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our unregistered sales of equity securities during our quarter ended April 30, 2011 have been disclosed in current reports on Form 8-K as previously filed with the SEC, except for the issuances described below.

Effective on April 27, 2011, we completed a private placement financing involving the sale of an aggregate of 1,000,000 shares of the Company to one purchaser at a subscription price of $0.10 per share, for gross proceeds of $100,000.  The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506 of Regulation D, based on representations and warranties provided by the purchaser in its subscription agreement entered into between the purchaser and the Company.

Effective on April 27, 2011, we completed a shares-for-debt private placement to six subscribers involving the sale of an aggregate of 1,454,510 shares at a deemed subscription price of $0.10 per share, in settlement of an aggregate of $145,451 owed by our Company to the shares-for-debt purchasers.   The Company relied on exemptions from registration under the Securities Act provided by Rule 903 of Regulation with respect to five of the purchasers and provided by Rule 506 of Regulation D with respect to the remaining purchaser, based on representations and warranties provided by the purchasers in their respective subscription agreements entered into between each purchaser and the Company.

Effective on April 27, 2011, we issued 200,000 shares of unregistered, restricted shares of our common stock to one consultant in payment of services rendered under a services agreement.  The Company relied on exemptions from registration under Securities Act provided by Rule 506 of Regulation D and/or Section 4(2) thereunder.

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

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer of Strategic American Oil Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

“Jeremy Glenn Driver”
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive Officer
and a director
Date: June 20, 2011

“Sarah Berel-Harrop”
Sarah Berel-Harrop
Secretary, Treasurer, Chief Financial Officer and Principal
Accounting Officer
Date: June 20, 2011