Form 10-K/A
period 2010-07-31
STRATEGIC AMERICAN OIL CORP
filed 2011-11-15
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0454144
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

800 Gessner, Suite 200, Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)

(281) 408-4880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

EXPLANATORY NOTE

This amendment to our annual report on Form 10-K for our fiscal year ended July 31, 2010 is being filed in response to guidance that we have received from staff at the Securities and Exchange Commission.  The purpose of this amendment is to:

•	restate our previously issued consolidated financial statements to recognize an expense for the fair market value of modifications to the terms of certain warrants;
•	restate our previously issued consolidated financial statements to reflect a change in the valuation model from a black-sholes option pricing model to a lattice model for certain warrants;
•
add Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” to show the effects of the restatement on the Consolidated Balance Sheet and Statement of Operations as of and for the year ended July 31, 2010;

•	reflect the restatements of our financial statements in our management discussion and analysis and risk factors;
•	correct the Summary Compensation Table to reflect the grant-date fair value of option awards (originally the compensation expense recognized was reflected); and
•	to include an additional exhibit under Item 15, specifically, exhibit 99.1

The following table summarizes the financial statement caption adjustments to our previously reported consolidated statement of operations (in thousands):

	Year Ended July 31, 2010

Balance Sheet
Warrant derivative liability	$	$(909,009)
Additional paid in capital		$$571,401
Accumulated deficit		$$337,608

Statement of Operations
Revenues		$-
Operating expenses		742,202
Gain on warrant derivative liability		1,079,810
Effect on net loss		$337,608

All other financial information and other information in the originally filed Form 10-K for the reported periods remains unchanged.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K for our year ended July 31, 2010, or modify or update the disclosure therein in any way other than as required to reflect the amendments set forth herein.  Readers are cautioned to review our Company Exchange Act filings subsequent to the filing of the original Form 10-K for our year ended July 31, 2010, including without limitation our current reports on Form 8-K.

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

AVAILABLE INFORMATION

Strategic American Oil Corporation files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K/A that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

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

Employees

We currently have four employees, all of whom are full-time employees.

Subsidiaries

We own 100% of the issued and outstanding share capital of Penasco, which was formed under the laws of the State of Nevada on November 23, 2005.

ITEM A.	RISK FACTORS

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

We will need to obtain additional financing in order to pursue our business plan. As of July 31, 2010, we had cash on hand of $247,851 and a working capital deficit of $1,615,780. Our business plan calls for expenses of approximately $3,000,000 over the next twelve months in connection with the exploration and development of our properties as well as corporate overhead. As such, we estimate that we will need to receive additional funds of approximately the same to fund our planned operations over the next twelve months. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. It is not anticipated that any of our officers, directors or current stockholders will provide any significant portion of our financing requirements. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended July 31, 2010 and 2009 have been prepared assuming that we will continue as a going concern. Since inception to July 31, 2010, we have incurred an accumulated net loss of $11,062,153, and our auditors have expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Oil and gas prices and markets are highly volatile. Prices for oil and gas are subject to significant fluctuation in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty and a variety of additional factors. Our profitability will be substantially dependent on prevailing prices for natural gas and oil. The amounts of and prices obtainable for our oil and gas production may be affected by market factors beyond our control, such as:

●	the extent of domestic production;
●	the amount of imports of foreign oil and gas;
●	the market demand on a regional, national and worldwide basis;
●	domestic and foreign economic conditions that determine levels of industrial production;
●	political events in foreign oil-producing regions; and
●	variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the oil and gas industry.

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

Our operations create the risk of environmental liabilities. We may incur liability to governments or to third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. We could potentially discharge oil or natural gas into the environment in any of the following ways:

●	from a well or drilling equipment at a drill site;
●	from a leak in storage tanks, pipelines or other gathering and transportation facilities;
●	from damage to oil or natural gas wells resulting from accidents during normal operations; or
●	from blowouts, cratering or explosions.

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

Restatement of Previously Issued Consolidated Financial Statements

On September 15, 2011, the Company received a SEC Comment letter questioning the treatment of certain warrant modifications as previously disclosed.  Upon further review, the company agreed that instead of certain term extensions or modifications of the warrants in question being treated as deemed dividends, the company would record a warrant modification expense in the operating expense section of the Statement of Operations.  The original accounting treatment was a deemed dividend which had no impact on the financial statements. See Note 2 included in the Notes to the Consolidated Financial Statements for details of the modification and the basis for calculation.

Additionally, we reviewed the valuation techniques we used to value our warrants.  Upon further review, we concluded that a Black-Sholes option pricing model does not sufficiently model the fair value of complex derivatives, such as warrants that contain a down-round ratchet provision.

Results of Operations

The following table sets out our consolidated losses for the periods indicated:

	Year Ended July 31, 2010 (As Restated)	Year Ended July 31, 2009	Increase/ (Decrease)	% change

Revenues	$531,736	$490,991	$40,745	$8%

Operating expenses
Lease operating expense	571,009	389,547	181,462	47%
Depreciation, depletion, and amortization	92,944	80,303	12,641	16%
Accretion	23,632	—	23,642	100%
Consulting fees	2,155,850	1,586,622	569,228	36%
Management fees	902,866	799,768	103,098	13%
Warrant modification expense	743,189	__	743,189	100%
Other general and administrative expense	641,866	360,556	281,310	78%
Total operating expenses	5,131,356	3,216,796	1,915,547	60%

Loss from operations	(4,599,620)	(2,725,805)	(1,873,815)	69%

Interest expense, net	(68,359)	(56,698)	(11,661)	21%
Gain on warrant derivative liability	1,176,103	—	1,176,103	100%

Net loss	$(3,491,876)	$(2,782,503)	$(709,373)	25%

We recorded a net loss of $3,491,876 during the year ended July 31, 2010 compared to a net loss of $2,782,503 during the year ended July 31, 2009.

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

●
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

Operating Expenses

Operating expenses incurred during the fiscal year ended July 31, 2010 were $5,131,356 compared to $3,216,796 in the year ended July 31, 2009.  Significant changes and expenditures are outlined as follows:

●
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

2.
South Delhi/Big Creek Field: Direct operating costs of $337,524 were incurred for the fiscal year ended July 31, 2010 as against costs of $205,279 for the fiscal year ended July 31, 2009 .This represents an increase of $132,245 or 25%. These are the costs associated directly to the increase in production during the current year.  Operating costs in the current period included workover required to bring the Dixon #1 online.

3.
Janssen Lease: Direct operating costs of $3,574 for the fiscal year ended July 31, 2010. Direct operating costs of $4,424 for the fiscal year ended July 31, 2009. This represents a decrease of $850 or 19%.  The decrease can be attributed to decrease in production of gas by 39%.

●
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

●
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

●
Consulting fees were $2,155,850 in the year ended July 31, 2010, compared to $1,586,622 during the year ended July 31, 2009. This represents an increase of 36% or $569,228. The increase is due to an increase in consulting expenses of $391,980 and increase in stock based compensation of consultants by $177,248.The increase is attributable to bonus shares issued to employees and signing up new ongoing contracts with share based compensation and recognition of fair value of options granted during the year and prior years based on the vesting period.

●
Management fees were $902,866 in the year ended July 31, 2010, compared to $799,768 in the prior year. This represents an increase of 13 % or $103,098.The increase in management fees is primarily attributable to amortization of the fair value of new options granted to the members of management. Further there was an addition of a member to the executive team and the related expenses.

●
Warrant modification expense was $743,189 in the year ended July 31, 2010, compared to $- during the year ended July 31, 2009.  This represents an increase of 100% or $743,189.  The modification expense is a result of a modification of original terms of certain investor warrants.  The modification extended the term of a total of 5,577,939 outstanding warrants resulting in an incremental cost of $743,189.  The $743,189 represents the estimated incremental fair market value of the awards immediately prior to and subsequent to the modification.

●
General and administrative expenses were $641,866 in the year ended July 31, 2010, compared to $360,556 in the prior year. This represents an increase of 78% or $281,310. The primary driver was the increase in professional fees of $175,644. Other significant increases were $52,739 increase in foreign exchange loss, $22,283 increase in general and administrative ex penses, $7,560 increase due to retirement of assets, $ 35,641 increase in travel expenses. These were offset by a gain on settlement of debt of $12,559. We incurred a loss on retirement due to the write off of leasehold improvements of $7,560.

Other items

●
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

●
The gain on warrant derivative liability was $1,176,103 during the year ended July 31, 2010, compared to $ - during the prior period. This represents an increase of 100%. This is due to the warrants issued during the current period which qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.”

Our net loss for the year ended July 31, 2010 was $3,491,876 or $0.08 per share compared to a net loss for the year ended July 31, 2009 of $2,782,503 or $0.10 per share.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of July 31, 2010 and July 31, 2009:

	July 31, 2010	July 31, 2009

Cash reserves	$247,851	$18,793
Working capital (deficit)	$(1,615,780)	$(767,435)

Subject to the availability of additional financing, we intend to spend approximately $3,000,000 over the next twelve months in carrying out our plan of operations. At July 31, 2010, we had $247,851 of cash on hand and a working capital deficit of $1,615,780 ($1,502,700 is attributable to a warrant derivative liability which would ordinarily be settled in stock). As such, our working capital will not be sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We estimate that we will need to receive additional funds of approximately $3,000,000 during the next twelve months, either through the sale of capital stock, borrowing, or from increased oil/gas production revenue. Our management is currently making significant efforts to secure the needed capital, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern

Our current sources of revenue are inadequate to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at July 31, 2010, we had accumulated losses of $11,062,153 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If we do not raise capital sufficient to fund our business plan, Strategic may not survive.

Net Cash Used in Operating Activities

Operating activities in the year ended July 31, 2010 used cash of $2,643,485 compared to $1, 129,963 in the year ended July 31, 2009. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.

Net Cash Used in Investing Activities

In the year ended July 31, 2010, investing activities used cash of $575,412 compared to $120,251 in the year ended July 31, 2009. The changes between such periods relates primarily to an increase in investments in oil and gas properties over the prior year.

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

Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2010.

	Carrying Value at July 31,	Fair Value Measurement at July 31, 2010
	2010	Level 1	Level 2	Level 3

Derivative warrant liability	$1,502,700	-	$-	$1,502,700

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended July 31, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,381,032
Reduced for warrants exercised	(702,229)
Change in fair value of derivative liability	(1,176,103)
At July 31, 2010	$1,502,700

The $1,878,332 change in fair value was recorded as a reduction of the derivative liability; specifically, as a $1,176,103 unrealized gain on the change in fair value of the liability in our statement of operations and as an $702,229 adjustment to paid in capital related to the exercise during the period of warrants classified as derivative liabilities.

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

As discussed in Note 2, the accompanying consolidated financial statements have been restated due to an error in accounting for the modification of certain warrants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com
Houston, Texas
November 15, 2010, except for Note 2, which is November 14, 2011

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 12, 2009

Vancouver	(Head Office) Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception

South Surrey	Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613

Port Coquitlam	Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,
	2010	2009
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$247,851	$18,793
Restricted cash	40,000	40,000
Accounts receivable	6,580	707
Accounts receivable – related party	28,975	34,366
Other current assets	251,328	44,478
Total current assets	574,734	138,344
Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $265,872 and $176,101, respectively	1,193,680	986,926
Unevaluated property	734,533	295,454
Other Assets	19,317	19,317
Property and equipment, net of accumulated depreciation of $7,624 and $35,366, respectively	5,747	29,830

Total Assets	$2,528,011	$1,469,871

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable and accrued expenses	$583,250	$621,197
Notes payable, net of unamortized discount of $45,436 and $107,282, respectively	104,564	42,718
Warrant derivative liability	1,502,700	—
Due to related parties	—	241,864
Total current liabilities	2,190,514	905,779

Asset retirement obligations	57,623	22,662
Total liabilities	2,248,137	928,441

Stockholder’s equity:
Common stock, $.001 par; 500,000,000 shares authorized shares; 52,432,486 and 30,933,990 shares issued and outstanding	52,432	30,934
Additional paid in capital	11,289,595	8,080,773
Accumulated deficit	(11,062,153)	(7,570,277)
Total stockholder’s equity	279,874	541,430

Total liabilities and stockholder’s equity	$2,528,011	$1,469,871

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	July 31,
	2010	2009
	(As Restated)

Revenues	$531,736	$490,991

Operating expenses
Lease operating expense	571,009	389,547
Depreciation, depletion, and amortization	92,944	80,303
Accretion	23,632	—
Consulting fees	2,155,850	1,586,622
Management fees	902,866	799,768
Warrant modification expense	743,189	-
Other general and administrative expense	641,866	360,556
Total operating expenses	5,131,356	3,216,796

Loss from operations	(4,599,620)	(2,725,805)

Interest expense, net	(68,359)	(56,698)
Gain on warrant derivative liability	1,176,103	—

Net loss	$(3,491,876)	$(2,782,503)

Basic and diluted loss per common share	$(0.08)	$(0.10)

Weighted average shares outstanding (basic and diluted)	45,642,982	28,611,028

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY ()

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2008	27,731,204	$27,731	$5,926,548	$(4,787,774)	$1,166,505

Common stock issued for:
Cash, net of share issuance costs	2,271,832	2,272	786,928	—	789,200
Accounts payable	271,429	271	119,729	—	120,000
Services	659,525	660	307,722	—	308,382

Amortization of fair value of options	—	—	801,912	—	801,912

Discount on convertible debt	—	—	137,934	—	137,934

Net loss	—	—	—	(2,782,503)	(2,782,503)

Balance at July 31, 2009	30,933,990	30,934	8,080,773	(7,570,277)	541,430

Common stock issued for:
Cash and exercise of warrants, net of share issuance costs and proceeds allocated to derivative warrants	17,975,870	17,976	1,122,703	—	1,140,679
Accounts payable to consultants and directors, net of amounts allocated to derivative warrants	1,093,749	1,093	142,708	—	143,801
Services provided by consultants, and directors	1,493,294	1,493	517,622	—	519,115
Notes payable – related party, net of amounts allocated to derivative warrants	935,583	936	(936)	—	—

Share-based compensation: amortization of fair value of stock options	—	—	639,469	—	639,469

Warrants issued:
With debt	—	—	28,067	—	28,067
With debt – related party	—	—	16,000	—	16,000

Warrant extension modification	__	__	743,189	__	743,189

Net loss	—	—	—	(3,491,876)	(3,491,876)

Balance at July 31, 2010 (As Restated)	52,432,486	$52,432	$11,289,595	$(11,062,153)	$279,874

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	July 31,
	2010	2009
	(As Restated)
Cash Flows From Operating Activities
Net loss	$(3,491,876)	$(2,782,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	92,943	80,303
Accretion	23,632	—
Realized loss on retirement of assets	7,560	—
Amortization of debt discount	85,865	63,364
Common stock issued for services	519,115	265,104
Share based compensation- amortization of the fair value of stock options	639,469	801,912
Warrant modification	743,189	__
Derivative warrants granted for services	12,170	—
Gain on warrant derivative liability	(1,176,103)	—
Gain on settlement of accounts payable	(12,559)	—
Write-off of reclamation bond	—	21,875
Changes in operating assets and liabilities:	—
Accounts receivable	(5,873)	51,551
Accounts payable and accrued expenses	125,833	327,990
Other assets	(206,850)	40,441
Net cash used in operating activities	(2,643,485)	(1,129,963)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(571,403)	(119,705)
Purchases of fixed assets	(4,009)	(546)
Net cash used in investing activities	(575,412)	(120,251)

Cash Flows From Financing Activities
Proceeds from sales of common stock, net	638,450	789,200
Proceeds from sales of derivative warrants	2,858,862	—
Proceeds from notes payable	100,000	150,000
Payments on notes payable	(100,000)	—
Proceeds from notes payable to related parties	100,500	146,000
Payments on notes payable to related parties	(160,500)	(10,000)
Other changed in due to (from) related parties	10,643	126,157
Net cash provided by financing activities	3,447,955	1,201,357

Net increase (decrease) in cash	229,058	(48,857)
Cash at beginning of period	18,793	67,650
Cash at end of period	$247,851	$18,793

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended
	July 31,
	2010	2009

Supplemental Disclosures:
Interest paid in cash	$20,867	$—
Income taxes paid in cash	—	—

Non-cash investing and financing
Accounts payable for oil and gas assets	$84,519	$—
Asset retirement obligation incurred and changes in estimates	11,329	7,297
Non-cash capitalized interest	50,883	—
Stock and derivative warrants for accounts payable	266,685	120,000
Stock and derivative warrants for note payable to related parties	187,116	—
Stock for prepaid consulting fees	—	43,278
Debt discount	44,067	137,934
Reclassification due to exercise of warrants classified as a derivative	702,229	—

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

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Other income (expense) – Gain (loss) on warrant derivative liability.”

Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2010.

	Carrying Value at July 31,	Fair Value Measurement at July 31, 2010
	2010	Level 1	Level 2	Level 3

Derivative warrant liability	$1,502,700	-	$-	$1,502,700

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended July 31, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,381,032
Reduced for warrants exercised	(702,229)
Change in fair value of derivative liability	(1,176,103)
At July 31, 2010	$1,502,700

The $1,878,332 change in fair value was recorded as a reduction of the derivative liability; specifically, as a $1,176,103 unrealized gain on the change in fair value of the liability in our statement of operations and an $702,229 adjustment to paid in capital related to the exercise during the period of warrants classified as derivative liabilities.

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

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.  See Note 13 - Commitments and Contingencies for more information on legal proceedings.

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

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being eliminated. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the un-weighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009.We adopted this release effective July 31, 2010.

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

Note 2 – Restatement of Previously Issued Consolidated Financial Statements

Accounting Treatment of certain warrant modifications

On September 15, 2011, the Company received a SEC Comment letter questioning the treatment of certain warrant modifications as previously disclosed.  Upon further review, the company agreed that instead of certain term extensions or modifications of the warrants in question being treated as deemed dividends, the company would record a warrant modification expense in the operating expense section of the Statement of Operations.  The original accounting treatment was a deemed dividend which had no impact on the financial statements.

During August 2009, we extended the term of 5,158,238 warrants which were originally issued in conjunction with equity issues during 2006, 2007, and 2008. The modification resulted in a warrant modification expense of $679,199 which was estimated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	0.47%	0.47%
Dividend yield	0%	0%
Volatility factor	154.60%	154.60%
Remaining term (years)	0	1

During February 2010, we extended the term of 419,701 warrants from February 12, 2010 to February 12, 2011. These warrants were originally issued for finder’s fees. The modification resulted in a warrant modification expense of $63,990 which was estimated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	0.35%	0.35%
Dividend yield	0%	0%
Volatility factor	162.97%	162.97%
Remaining term (years)	0	1

This treatment is analogous to the accounting treatment in ASC 718–20-35, “Compensation - Stock Compensation-Modification.”  Under the modification analogy, the awards are to be treated as if exchanged for new awards with their fair market value equaling the incremental cost incurred by comparing the value immediately prior to the modification and immediately after the modification.

Valuation of derivative warrants

We reviewed the valuation techniques we used to value our warrants.  Upon further review, we concluded that a Black-Sholes option pricing method does not sufficiently model the fair value of complex derivatives, such as warrants that contain a down-round ratchet provision.  The Black-Sholes method does not permit consideration of factors that affect the fair value at the time of issuance, such as likelihood that management will enter into transactions that would trigger the down-round ratchet provision.  Thus, the Black-Sholes method does not provide an accurate estimate of the fair value of the warrants and a lattice model or binomial computation technique is appropriate to use to value the instruments.  Accordingly, we have recomputed the value of our derivative warrants, which are described in Note 7 – Warrant Derivative Liability, using a lattice model.

The warrants were valued using a multi-nomial lattice model with the following assumptions:

•	The stock price on the valuation date would fluctuate with our projected volatility;
•	Warrant holders would exercise at target price multiples of the market price trigger prices. The target price multiple reduces as the warrants approach maturity;
•	Warrant holders would exercise the warrant at maturity if the stock price was above two times the reset exercise price;
•	An annual reset event would occur at 65% discount to market price;
•
The projected volatility was based on historical volatility.  Because we do not have sufficient trading history to determine our own historical volatility,we used the volatility of a group of comparable companies combined with our own historical volatility from May 2009, when our common stock began trading.

The following table provides the basis for the volatility curve used in the model:

Date of valuation	1 year	2 year	3 year	4 year	5 year
October 15, 2009 (Issuance of warrants to purchase 12,977,500 shares of common stock)	121%	255%	304%	320%	331%

November 13, 2009 (issuance of warrants to purchase 6,030,000 shares of common stock)	219%	272%	284%	300%	350%

April 12, 2010 (exercise of warrants to purchase 2,775,870 shares of common stock)	219%	272%	284%	300%	350%

July 31, 2010 (year end remeasurement)	132%	271%	300%	312%	329%

Impact of restatements

The following tables present the effects of the restatements to the Company’s previously reported Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the year ended July 31, 2010:

	July 31, 2010
Balance Sheet	As reported	Adjustments	As restated

Total Assets	$2,528,011	$-		$2,528,011

Warrant derivative liability	$2,411,709	$(909,009)		$1,502,700
Current liabilities	3,099,523	(909,009)		2,190,514
Total liabilities	3,157,146	(909,009)		2,248,137

Stockholder’s equity :
Common stock, $.001 par; 500,000,000 shares authorized shares; 52,432,486 and 30,933,990 shares issued and outstanding	52,432	-		52,432
Additional paid in capital	10,718,194	571,401		11,289,595
Accumulated deficit	(11,399,761)	337,608		(11,062,153)
Total stockholder’s equity	(629,135)	909,009		279,874

Total liabilities and stockholder’s equity	$2,528,011	$-	$	$ 2,528,011

	July 31, 2010
Statement of Operations	As reported	Adjustments	As restated

Revenue	$531,736	$-	$531,736
Total operating expenses	4,389,154	742,202	5,131,356
Loss from operations	(3,857,418)	(742,202)	(4,599,620)

Interest expense, net	(68,359)	-	(68,359)
Gain on warrant derivative liability	96,293	1,079,810	1,176,103
Net loss	$(3,829,484)	$337,608	$(3,491,876)

Basic and diluted loss per common share	$(0.08)	$-	$(0.08)

Weighted average shares outstanding (basic and diluted)	45,642,982	-	45,642,982

	July 31, 2010
Statement of Cash Flows	As reported	Adjustments	As restated

Cash Flows from Operating Activities
Net loss	$(3,829,484)	$337,608	$(3,491,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative warrants granted for services	13,157	(987)	12,170
Warrant modification expense	-	743,189	743,189
Gain on warrant derivative liability	(96,293)	(1,079,810)	(1,176,103)
Net cash used in operating activities	(2,643,485)	-	(2,643,485)
Net cash provided by (used in) investment activities	(575,412)	-	(575,412)
Net cash provided by financing activities	3,447,955	-	3,447,955

Net increase (decrease) in cash	229,058	-	229,058
Cash at beginning of period	18,793	-	18,793
Cash at end of period	$247,851	$-	$247,851

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At July 31, 2010, we had a working capital deficiency of $1,615,780, an accumulated deficit of $11,062,153, and have incurred significant losses since inception. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing exploration and development and ultimately on generating future profitable operations.

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

Management is addressing going concern remediation through raising additional sources of capital for operations and planned property acquisitions. During the year ended July 31, 2010, we raised approximately $3.5 million from the sale of common stock and the exercise of warrants.We continue to seek equity funding.Management’s plans are intended to increase our financial stability and improve the efficiency of continuing operations. These measures, if successful, will contribute to reducing the risk of going concern uncertainties for us over the next twelve to twenty-four months.

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

Unevaluated properties

Koliba Prospect, Texas

We have leased over 95% of the minerals rights on this tract of a 79 acre tract (the “Koliba Lease”) in Victoria County, Texas. Additionally, we paid $70,000 for an assignment of oil and gas leases on 64 adjacent and contiguous acres. This Assignment includes several leases with numerous mineral owners.During the current fiscal year, we entered into participation agreements whereby a total of a 75% working interest has been assigned to other parties. We will retain a carried 16.33% working interest to casing point, and have a 25% working interest (not carried) after casing point in the completed well. As of July 31, 2010, we had drilled an exploratory well on the Koliba lease which was determined to be unsuccessful and thus we plugged and abandoned the well.We have classified the drilling costs as evaluated, unproductive costs as of July 31, 2010.We are evaluating the leases for additional prospects, and thus the acquisition cost and geological and geophysical costs associated with the leases are classified as unevaluated as of July 31, 2010.We received a reimbursement of costs of $92,362 associated with the prospect during the year ended July 31, 2010. The proceeds received in this transaction were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

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

Note 6 – Notes Payable

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

We analyzed the convertible debentures for the existence of a beneficial conversion feature under EITF 98-5 and 00-27.The intrinsic value of the beneficial conversion feature was $58,779.The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature totaling to $150,000 were recorded as a discount to the notes.
These discounts will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. The effective interest rate on the notes, including the discount, is 278% per annum. As of July 31, 2010 and July 31, 2009, respectively, $104,564 and $30,652 of the discount had been amortized.

2010 Promissory Note

On September 2, 2009, we issued a $100,000 promissory note that bear interest at 3% per term, due 90 days from the date of issuance. Additionally, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.25 per share and for an exercise period of three years. We recognized the relative fair value of the warrants of $16,000 as a discount on the note and a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.39%, a dividend yield of 0%, and an expected volatility of 142%. We amortized the discount over the term of the note, three months.The note and accrued interest was repaid in November 2009.

Note 7 – Warrant Derivative Liability

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

Certain warrants we issued during the year ended July 31, 2010 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Other income (expense) – Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants issued during the year ended July 31, 2010, were determined using a lattice model and have been recognized as a derivative liability as described below.

The exercise price of all the 12,977,500 warrants issued to investors, vendors, and for finders’ fees in October 2009, as more fully discussed in Note 9 – Stockholders’ Equity, is subject to “reset” provisions in the event we subsequently issue common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.35. If these provisions are triggered, the exercise price of all their warrants will be reduced.

The warrants were valued using a multi-nomial lattice model with the following assumptions:

●	The stock price on the valuation date would fluctuate with our projected volatility;

●	Warrant holders would exercise at target price multiples of the market price trigger prices. The target price multiple reduces as the warrants approach maturity;

●	Warrant holders would exercise the warrant at maturity if the stock price was above two times the reset exercise price;

●	An annual reset event would occur at 65% discount to market price;

●
The projected volatility was based on historical volatility.  Because we do not have sufficient trading history to determine our own historical volatility,we used the volatility of a group of comparable companies combined with our own historical volatility from May 2009, when our common stock began trading.

The following table provides the basis for the volatility curve used in the model:

Date of valuation	1 year	2 year	3 year	4 year	5 year
October 15, 2009 (Issuance of warrants to purchase 12,977,500 shares of common stock)	121%	255%	304%	320%	331%

November 13, 2009 (issuance of warrants to purchase 6,030,000 shares of common stock)	219%	272%	284%	300%	350%

April 12, 2010 (exercise of warrants to purchase 2,775,870 shares of common stock)	219%	272%	284%	300%	350%

July 31, 2010 (year end remeasurement)	132%	271%	300%	312%	329%

The total fair value of the warrants issued during October 2009, amounting to $3,349,984, was recognized as a derivative liability on the date of issuance.The fair value on the date of issuance includes the net cash proceeds from the sale of stock of $2,042,112, the value of accounts payable and debt settled of $310,000, and an unrealized loss as of the date of issuance of $997,872.

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

The total fair value of the warrants issued during November 2009, amounting to $1,467,759, was recognized as a derivative liability on the date of issuance.The fair value on the date of issuance includes net cash proceeds from the sale of stock of $1,016,750, the fair value of warrants granted to a consultant for business development services of $12,170, and an unrealized loss as of the date of issuance of $438,839.

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

During April 2010, 2,775,870 of the warrants classified as derivatives and issued during October 2009 were exercised for $638,450. This reduced the derivative liability by $702,229 and increased the additional paid-in capital by the same amount.

The following table sets forth the changes in the fair value measurement of our Level3 derivative warrant liability during the year ended July 31, 2010:

Beginning balance – July 31, 2009	$-
Issuance of derivative warrants	3,381,032
Reduced for warrants exercised	(702,229)
Change in fair value of derivative liability	(1,176,103)
At July 31, 2010	$1,502,700

The $1,878,332 change in fair value was recorded as a reduction of the derivative liability and as a $1,176,103 unrealized gain on the change in fair value of the liability in our statement of operations and an $702,229 adjustment to paid in capital related to the exercise during the period of warrants classified as derivative liabilities.

Note 8 - Stockholder’s Equity

Share Capital

The Company’s capitalization at July 31, 2010 was 500,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock Issuances

For cash:

In April 2010, an aggregate of 2,775,870 share purchase warrants were exercised for net proceeds of $638,450.The warrants were derivative warrants; accordingly, the warrant derivative liability as of the date of exercise, $702,229, was reclassified to paid in capital.A total value of $1,340,679 was recorded in conjunction with this transaction.

In November 2009, we completed a private placement for 5,250,000 units at a subscription price of $0.20 per Unit for gross proceeds of $1,050,000.Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 5,250,000 shares of common stock had an exercise price of $0.35 per warrant share and expire five years from the date of issuance. The proceeds, net of $147,888 of finder’s fees, were allocated to the warrants because the warrants are derivatives (see Note 7) and fair value of the warrants was classified as a liability.

On October 15, 2009, we completed a private placement for 10,950,000 units at a subscription price of $0.20 per Unit for gross proceeds of $2,190,000.Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 10,950,000 shares of common stock had an exercise price of $0.35 per warrant share and expire five years from the date of issuance.The purchase price for 1,000,000 units, or $200,000, was collected during the year ended June 31, 2009 and the shares are deemed as issued as of July 31, 2009.The proceeds, net of $33,250 of finder’s fees, were allocated to the warrants because the warrants are derivatives (see Note 7) and the relative fair value of the warrants was classified as a liability.

We paid $181,138 of cash offering costs associated with the placements completed in October and November 2009.Accordingly, the net cash proceeds, which were allocated to the warrants, raised from these placements totaled $2,858,862.

In addition, during October and November 2009, we granted warrants to purchase 1,207,500 shares of common stock at $.35 per share which expire five years from the date of issuance as finder’s fees.The fair value of the warrants was calculated using the Black-Sholes method as $354,367. The warrants are derivatives (see Note 7) and the fair value of the warrants was classified as a liability at issuance.

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

In August, September, and October 2008, we completed private placements for an aggregate of 811,666 Units at a subscription price of $0.60 per Unit for gross proceeds of $487,000.Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 811,666 shares of common stock had an exercise price of $1.00 per warrant share and expire on August 14, 2009, one year from the date our common shares are first listed for trading on any stock exchange or over-the-counter bulletin board market.

For services:

During the year ended July 31, 2010, we issued 1,493,294 shares of common stock to consultants and directors for services valued at $519,115.The shares were valued using the closing market price on the date of grant.

During the year ended July 31, 2009, we issued 659,525 shares of common stock to consultants and directors for services valued at $308,382.The shares were valued using the closing market price on the date of grant.

For accounts payable:

In September 2009, we settled $143,800 of outstanding accounts payable to consultants with Units having the same terms as the September 2009 private placement.Thus, 479,332 Units at a price of $0.30 per Unit were used to settle the accounts payable. Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 479,332 shares of common stock had an exercise price of $0.40 per share and expire three years from the date of issuance. The proceeds were allocated to the warrants and stock, respectively, based on their relative fair values as $44,325 and $99,475.

In October 2009, we settled $122,885 of outstanding accounts payable to consultants, officers, and directors with Units having the same terms as the October 2009 private placement.Thus, 614,417 Units at a price of $0.20 per Unit were used to settle the accounts payable. Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 617,417 shares of common stock had an exercise price of $0.35 per share and expire five years from the date of issuance. The proceeds were allocated to the warrants, which are derivatives (see Note 7) and classified as a liability.

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

For debt – related parties:

In October 2009, we settled $187,116 of principal and interest outstanding on notes payable to three related parties with Units having the same terms as the October 2009 private placement.Thus, 935,583 Units at a price of $0.20 per Unit were used to settle the debt. Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 935,583 shares of common stock had an exercise price of $0.35 per share and expire five years from the date of issuance. The proceeds were allocated to the warrants, which arederivatives (see Note 7) and was classified as a liability.

Stock options

During the year ended July 31, 2010, we granted options to purchase 2,600,000 shares of common stock to a consultant and an officer.The compensation expense associated with compensatory stock options during the year ended July 31, 2010 was $639,469. During the year ended July 31, 2009, we granted options to purchase 2,730,000 shares of common stock to our consultants, officers, and directors.The compensation expense associated with compensatory stock options during the year ended July 31, 2009 was $801,912. See Note 9 for additional information.

Warrants

For services:

During the year ended July 31, 2010, we granted warrants to purchase 50,000 shares of common stock to a consultant.The compensation expense associated with this grant was expensed in the year ended July 31, 2010 and was $12,170.The warrants have a down-round ratchet provision on the exercise price; thus, the fair value of the warrants was classified as a liability.

With debt:

During the year ended July 31, 2010, we issued warrants to purchase 100,000 shares of common stock with an exercise price of $.25 per share and a three year term with a promissory note payable.We recognized the relative fair value of the warrants of $16,000 as a discount on the note and a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.39%, a dividend yield of 0%, and an expected volatility of 142%. In addition, we adjusted the debt discount related to the convertible note payable issued in March 2009 by increasing it by $12,067 during the year ended July 31, 2010.

During the year ended July 31, 2009, we issued warrants to purchase 600,000 shares of common stock with an exercise price of $.60 per share and a 1.5 year term with a convertible note payable.We recognized a discount on the debt of $137,933, which consisted of the relative fair value of the warrant and the beneficial conversion feature on the debt.

With debt – related party:

During the year ended July 31, 2010, we issued warrants to purchase 100,000 shares of common stock with an exercise price of $.25 per share and a three year term with a promissory note payable to a related party.We recognized the relative fair value of the warrants of $16,000 as a discount on the note and a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.39%, a dividend yield of 0%, and an expected volatility of 142%.

Warrant modification

During August 2009, we extended the term of 5,158,238 warrants which were originally issued in conjunction with equity issues during 2006, 2007, and 2008. The modification resulted in modification expense of $679,199 which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	0.47%	0.47%
Dividend yield	0%	0%
Volatility factor	154.60%	154.60%
Remaining term (years)	0	1

During February 2010, we extended the term of 419,701 warrants from February 12, 2010 to February 12, 2011. These warrants were originally issued for finder’s fees. The modification resulted in modification expense of $63,990 which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model. The following table details the significant assumptions used to compute the fair market value of the warrant modification:

	Before	After
Risk-free interest rate	0.35%	0.35%
Dividend yield	0%	0%
Volatility factor	162.97%	162.97%
Remaining term (years)	0	1

Note 9 – Stock Options and Warrants

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

The fair value of each option or warrant award is estimated using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility because we do not have traded options. The volatility was determined by referring to the average historical volatility of a peer group of public companies because we do not have sufficient trading history to determine our historical volatility.Beginning with computations after May 2009, when there was an active trading market for our stock, we have included our own historical volatility in determining the volatility used.We will continue to use a peer group until we have sufficient trading history to determine our own historical volatility.

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

Options granted to non-employees during the years ended July 31, 2010 and 2009

We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.Generally, our awards do not entail performance commitments and the measurement date is the vesting date, which is considered the date performance is complete.When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.Options granted during the years ended July 31, 2010 and 2009 were as follows:

●
Options to purchase 2,500,000 shares of common stock with an exercise price of $.20 per share and a term of three years were granted to our new CEO in November 2009.The initial fair value of the options was $770,020.Options to purchase 625,000 shares (25% of the award) vested immediately; the remaining options vest 25% each six months over the following 18 months.The expected term of the options that vested immediately, computed using the simplified method, was two years.The expected term of the options with graded vesting, computed using the simplified method, was 2.125 years.

●
Options to purchase 100,000 shares of common stock with an exercise price of $.20 per share and a term of three years were granted to employee consultant as a signing bonus.The fair value of the options was $31,445.The options vest 25% each six months over the 24 months following the award.The expected term of the options, computed using the simplified method, was two years.

●
In May 2009, we granted a total of 2,230,000 stock options to purchase common stock with an exercise price of $0.35 per share and a term of ten years to consultants, officers, and directors. The fair value of the options was $1,285,989.Options to purchase 1,270,000 shares vested immediately and the remaining options to purchase 960,000 shares vest 25% each six months over the 18 months following the grant. The expected term of the options that vested immediately, computed using the simplified method, was five years.The expected term of the options with graded vesting, computed using the simplified method, was 5.5 years.

●
In March 2009, we granted options to purchase 500,000 shares of common stock at an exercise price of $0.35 per share and a term of three years to a consultant.The fair value of the options was $219,380.The options vested immediately. The expected term of the options, computed using the simplified method, was 1.5 years.

●	The following table details the significant assumptions used to compute the fair market values of stock options granted:

	2010	2009
Risk-free interest rate	0.47-0.68%	0.71-2.16%
Dividend yield	0%	0%
Volatility factor	159.50-162.03%	148.93-155.67%
Expected life (years)	1.5-2.13 years	1.5-5.5 years

The following table provides information about options granted to consultants during the years ended July 31,

	2010	2009
Number of options granted	2,600,000	2,730,000
Compensation expense recognized	$639,469	$801,912
Compensation cost capitalized	-	-
Weighted average fair value of optionsgranted	$0.20	$0.35

Summary information regarding stock options issued and outstanding as of July 31, 2010 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2008	3,800,000	$0.33	-	8.94
Granted	2,730,000	0.35
Exercised	-	-
Expired	-	-
Outstanding at year ended July 31, 2009	6,530,000	0.34	$62,500	8.16
Granted	2,600,000	0.20
Exercised	-
Expired	(425,000)	0.35
Outstanding at year ended July 31,2010	8,705,000	$0.30	$20,000	5.32

Options outstanding and exercisable as of July 31, 2010:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
0.10	250,000	6.93 years	250,000
0.20	2,600,000	2.33 years	1,275,000
0.35	425,000	1 year or less	425,000
0.35	500,000	1.63 years	500,000
0.35	3,200,000	6.93 years	3,200,000
0.35	1,730,000	8.81 years	1,535,000
	8,705,000		7,185,000

Options outstanding and exercisable as of July 31, 2009:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
0.10	250,000	7.93 years	250,000
0.35	500,000	2.63 years	500,000
0.35	3,750,000	7.93 years	3,750,000
0.35	2,030,000	9.81 years	1,070,000
	6,530,000		5,570,000

Warrants

We issued or modified the following warrants during the years ended July 31, 2010 and 2009:

●
During April 2010, we reduced the exercise price of warrants to purchase 19,007,500 shares of common stock from $.35 per share to $.23 per share.The modification is treated as the exchange of the $.35 per share warrants for an equal number of new warrants with an exercise price of $.23 per share.

●
During February 2010 we extended the term of warrants to purchase 419,701 shares of common stock for one year. These warrants were originally issued for finder’s fees. The warrants were scheduled to expire on the extension date.The modification is treated as the expiration of the original warrant and the grant of a new warrant. (See Note 8).

●
In November 2009, we issued warrants to purchase 5,250,000 shares of common stock with an exercise price of $0.35 per warrant share and a five year term.We also issued as finder’s fees warrants to purchase 730,000 shares of common stock with an exercise price of $0.35.(See Note 8).

●	During November 2009, we granted warrants to purchase 50,000 shares of common stock with an exercise price of $0.35 per share and a five year term to a consultant.(See Note 8).
●
In October 2009, we issued warrants to purchase 12,500,000 shares of common stock with an exercise price of $0.35 per share and a five year term in conjunction with the sale of stock and the settlement of accounts payable and debt to related parties. We also issued as finder’s fees warrants to purchase 477,500 shares of common stock with an exercise price of $0.35 and a five year term. (See Note 8).

●
During September 2009, we issued warrants to purchase 939,498 shares of common stock with an exercise price of $0.40 per share and a three year term in conjunction with the sale of stock and the settlement of accounts payable (See Note 8).

●
In September 2009, we issued warrants to purchase 100,000 shares of common stock with an exercise price of $0.25 per share and a 3 year term in connection with the issuance of a note payable to an investor. (See Note 6).

●
In September 2009, we issued warrants to purchase 100,000 shares of common stock with an exercise price of $0.25 per share and a 3 year term in connection with the issuance a note payable to a related party. (See Note 10).

●
In August 2009, we extended the term of warrants to purchase 5,158,238 shares of common stock which were originally issued in conjunction with an equity issue for one year. The warrants were scheduled to expire on the extension date.The modification is treated as the expiration of the original warrant and the grant of a new warrant.

●
During the year ended July 31, 2009, we issued warrants to purchase 811,666 shares of common stock with an exercise price of $1.00 per share and expiration date of August 14, 2009.Warrants to purchase an additional 83,333 shares with the same terms associated with units subscribed prior to July 31, 2008 were also issued during the year ended July 31, 2009.

●	During the year ended July 31, 2009, we issued warrants to purchase 600,000 shares of common stock with an exercise price of $.60 per share and a 1.5 year term with a convertible note payable.
●
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

Note 10 – Related Party Transactions

Related party debt

From time to time, officers, directors, and family members of officers and directors have loaned us funds.The following table provides a summary of related party debt outstanding as of July 31,

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
(1)
Our arrangement with one of the lenders provided that, at his option, the debt would be settled in Canadian or US dollars.At the time we repaid the debt, he requested Canadian dollar equivalents, which resulted on a transaction loss on the settlement.

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

Note 11 - Income Taxes

As of July 31, 2010, we had approximately $7,436,000 of U.S. federal and state net operating loss carry-forward available to offset future taxable income, which begins expiring in 2026, if not utilized. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements.The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty we will be able to realize the benefit from it.

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

Note 12 - Commitments and Contingencies

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

Commitments

We have the following management and employment contract obligations:

●	$10,000 per month cash payable as a management fee pursuant to a contract with an officer that automatically renews every three months as of November 30, 2008

●	$8,333 per month cash compensation for an officer pursuant to a contract with a term of one year that expires on December 1, 2010.

●	$4,000 per month cash compensation for a contract geologist pursuant to a contract with a term of one year that expires on December 1, 2010

We lease office space in Corpus Christi, Texas. Our office lease is due to expire in October 2010. Lease expense for the years ended July 31, 2010 and 2009 was $31,739 and $32,344, respectively.

Note 13 – Additional Financial Statement Information

Other current assets

	At July 31,
	2010	2009
Prepaid rent	$1,328	$1,200
Prepaid consulting	250,000	43,278
Total Other current assets	$251,328	$44,478

Prepaid consulting as of July 31 is an advance payment for an investor response program.The program occurred during September 2010.Prepaid consulting as of July 31 is a payment to two investor relations consultants who completed the work involved during August 2009.

Property and Equipment

Property and equipment consisted of the following:

		at December 31,
	Approximate Life	2009	2008
Furniture and fixtures	5 years	$5,597	$4,632
Computer equipment and software	2 years	7,774	8,320
Leasehold	7 years	-	11,294
Equipment	5 years	-	40,950
Total property and equipment		13,371	65,196
Less accumulated depreciation		(7,624)	(35,366)
Net book value		$5,747	$29,830

Depreciation expense was $3,172 and $13,753 for the years ended July 31, 2010 and 2009, respectively.Management reviewed its fixed assets and capitalization policy as of July 31, 2010.We incurred a loss on retirement due to the write off of leasehold improvements of $7,560.In addition, we determined that equipment was in use in our oil and gas operations and we reclassified the net book value of the equipment to oil and gas properties as of July 31, 2010.

Note 14 – Subsequent Events

In August 2010, we executed an agreement with an investment consulting company.Under the terms of the agreement, the company will assist us in structuring a funding raise and will use its best efforts to obtain up to $50,000,000 of financing for us through the sale of equity, debt, a combination of equity and debt, or a royalty agreement.The consultant will receive 150,000 shares of common stock immediately and introduction fees ranging from $106,246 to $1,384,354, depending on the level of funding obtained.In September 2010, in accordance with the terms of the agreement, we issued 150,000 shares of common stock to the consultant, which was valued using the closing price on the grant date at $36,000.

In August 2010, 50,000 shares of common stock due to a consultant for services vested in accordance with their contract.We valued the award using the closing price on the vesting date at $8,750.

In August 2010, we granted a stock option to purchase 1,400,000 shares of common stock with an exercise price of $.20 per share and a term of three years to one of our officers.The fair value of the options, as calculated using the Black-Sholes valuation model, was $178,225.Options to purchase 350,000 shares (25% of the award) vested immediately; the remaining options vest 25% each six months over the following 18 months.

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

In October 2010, an investor exercised warrants to purchase 870,000 shares of common stock at $.23 per share.We received cash proceeds of $200,100 from this transaction.

In October 2010, we granted stock options to purchase 2,000,000 shares of common stock with an exercise price of $.10 per share and a term of ten years to two consultants.The options vested immediately.The fair value of the options, as calculated using the Black-Sholes valuation model, was $412,578.

Note 15 – Supplemental Oil and Gas Information (Unaudited)

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

Koliba

We have leased over 95% of the minerals rights on this tract of a 79 acre tract (the “Koliba Lease”) in Victoria County, Texas. Additionally, we obtained an assignment of oil and gas leases on 64 adjacent and contiguous acres.In July 2010, we drilled an exploratory well in the area, which was not successful.We are evaluating the leases for additional prospects, and thus the acquisition cost and geological and geophysical costs associated with the leases are classified as unevaluated as of July 31, 2010.We anticipate including the excluded costs in the amortization base within the next fiscal year.

Kenedy Ranch

Through July 31, 2010 we have entered into a lease agreement with certain mineral owners of a 1,203 acre tract (the “Kenedy Lease”) in Kenedy County, Texas. We paid $187,824 for a 100% working interest and a 75% net revenue interest.In September 2010, we assigned 81.25% working interest to an exploration and production company which became the operator for the property.Our 18.75% working interest will be carried to the casing point for a test well that the operator is obligated to drill pursuant to the agreement. We anticipate including the excluded costs in the amortization base within the next fiscal year.

Illinois Prospects

Through July 31, 2010 we have entered into numerous oil and gas leases in Jefferson County, Illinois. The leases total approximately 2,994 gross acres pursuant to which the Company has a 100% working interest and an 87.5% net revenue interest.We are conducting geological and geophysical analysis to identify drilling prospects.We anticipate including the excluded costs in the amortization base within the next two years.

Costs Excluded by Year Incurred

	Year Cost Incurred				Excluded at July 31,
	Prior	2008	2009	2010	2010
Property Acquisition	$144,318	$34,814	$73,378	$356,705	$609,215
Exploration	-	-	-	217,680	217,680
Cost Recovery	-	-	-	(92,362)	(92,362)
Total	$144,318	$34,814	$73,378	$482,023	$734,533

Changes in Costs Excluded by Country

United States
Balance at July 31, 2008	$398,222
Additional Cost Incurred	119,705
Cost Recovery	-
Costs Transferred to DD&A Pool	(222,743)
Balance at July 31, 2009	295,454

Additional Costs Incurred	639,969
Cost Recovery	(92,362)
Costs Transferred to DD&A Pool	(108,528)
Balance at July 31, 2010	$734,533

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

We believe that the following factors should be taken into account when reviewing the following information:

●	future costs and selling prices will probably differ from those required to be used in these calculations;

●	due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

●	a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

●	future net revenues may be subject to different rates of income taxation.

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

Name	Form Type	Number of forms filed late	Number of late transactions reported late

Johnathan Lindsay	4	1	2
Alan Lindsay	4	1	2
Randall Reneau	4	1	2
Leonard Garcia	4	1	2
Jeremy Driver	4	1	1

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended July 31, 2010 and 2009:
Summary Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Randall Reneau Former President, CEO & Principal Executive Officer	2010 2009	$72,486 88,300 (1)	$8,000 Nil	$27,428 Nil	Nil $172,076 (4)	Nil Nil	Nil Nil	Nil Nil	$107,914 260,376
Johnathan Lindsay Secretary, Treasurer, CFO & Principal Accounting Officer	2010 2009	$94,000 72,000 (2)	$8,000 Nil	$27,428 Nil	Nil 172,076 (4)	Nil Nil	Nil Nil	Nil Nil	$129,428 244,076
Steven Carter Vice President of Operations	2010 2009	$120,000 120,000 (3)	$10,000 Nil	$34,285 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$164,285 120,000
Jeremy G. Driver (5) President and CEO	2010 2009	$92,752 Nil	Nil Nil	Nil Nil	$770,020 Nil	Nil Nil	Nil Nil	Nil Nil	$862,772 Nil
(1)
Randall Reneau received varying amounts per month for the fiscal years ending July 31, 2009 and 2010 for the provision of management consulting services provided by Mr. Reneau to us on a monthly basis and from time to time. In December 2009, Mr. Reneau received a stock bonus of 68,571 shares of common stock.The stock was valued at $0.40 per share, the market closing price on the date of grant.In May 2009, Mr. Reneau was granted options to purchase 300,000 shares of common stock with an exercise price of $0.35 per share and a ten year term.The grant date fair value, estimated using the Black-Sholes valuation model, was $172,080; $144,000 of expense was reflected in the year ended July 31, 2009 and $28,080 of expense was reflected in the year ended July 31, 2010.

(2)
Johnathan Lindsay received varying amounts per month for the fiscal years ending July 31, 2009 and 2010 for the provision of management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time. . In December 2009, Mr. Lindsay received a stock bonus of 68,571 shares of common stock.The stock was valued at $0.40 per share, the market closing price on the date of grant.In May 2009, Mr. Lindsay was granted options to purchase 300,000 shares of common stock with an exercise price of $0.35 per share and a ten year term.The grant date fair value, estimated using the Black-Sholes valuation model, was $172,080; $144,000 of expense was reflected in the year ended July 31, 2009 and $28,080 of expense was reflected in the year ended July 31, 2010.

(3)
Steven Carter received $10,000 per month pursuant to the Carter Professional Services Agreement which is more particularly described below under Employment, Consulting and Services Agreements. In December 2009, Mr. Carter received a stock bonus of 85,713 shares of common stock.The stock was valued at $0.40 per share, the market closing price on the date of grant.

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

(5)
Mr. Driver joined our company in November 2009. He received a signing bonus of $20,000 and $8,333 per month pursuant to his Consulting Agreement which is more particularly described below under Employment, Consulting and Services Agreements.In addition, he received options to purchase 2,500,000 shares of common stock with an exercise price of $0.20 per share and a term of three years in November 2009.The initial fair value of the options was $770,020.Options to purchase 625,000 shares (25% of the award) vested immediately; the remaining options vest 25% each six months over the following 18 months.Because he is a non-employee, his options are accounted for under the provisions of ASC 505-50. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete, generally, the vesting date. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

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

The following table sets forth information relating to compensation paid to our directors in the fiscal years ended July 31, 2008 and 2009 and 2010:

Director Compensation

We do not have a standard director compensation arrangement.Compensation is negotiated with each director on a case by case basis.Mr. Garcia, Mr. Reneau, Mr. Johnathan Lindsay, Mr. Carter, and Mr. Driver receive compensation for management services provided to the Company and they do not receive separate compensation for their services as directors.Mr. Alan Lindsay receives $3,000 per month for his service as a director. The following table provides information regarding compensation during the year ended July 31, 2010 earned by directors who are not executive officers.Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Leonard Garcia (1)	2010	N/A	$8,572	Nil	N/A	N/A	$29,383	$37,955
Alan Lindsay (2)	2010	10,000	$10,286	Nil	N/A	N/A	$39,000	$59,286
(1)
Leonard Garcia received varying amounts per month for the fiscal year ended July 31, 2010 for the provision of land work management consulting services provided by Mr. Garcia to us on a monthly basis and from time to time.In December 2009, Mr. Garcia received a stock bonus of 21,479 shares of common stock.The stock was valued at $0.40 per share, the market closing price on the date of grant.In May 2009, Mr. Garcia was granted options to purchase 300,000 shares of common stock with an exercise price of $0.35 per share and a ten year term.The grant date fair value, estimated using the Black-Sholes valuation model, was $172,080; $144,000 of expense was reflected in the year ended July 31, 2009 and $28,080 of expense was reflected in the year ended July 31, 2010.

(2)
Alan Lindsay received $3,000 per month during the fiscal year ending July 31, 2010 for his service as a director of the Company.He earned an additional $10,000 the provision of management consulting services during our capital raises in October and November 2009. In December 2009, Mr. Lindsay received 25,714 shares of common stock and $3,000 cash as a bonus.The stock was valued at $0.40 per share, the market closing price on the date of grant.In May 2009, Mr. Lindsay was granted options to purchase 300,000 shares of common stock with an exercise price of $.35 per share and a ten year term.The grant date fair value, estimated using the Black-Sholes valuation model, was $28,680; $24,000 of expense was reflected in the year ended July 31, 2009 and $4,680 of expense was reflected in the year ended July 31, 2010.

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

Jeremy G. Driver Agreement

Effective December 1, 2009, we entered into an executive services agreement with Mr. Driver, pursuant to which he is to perform such duties and responsibilities as set out in the agreement and as our Board of Directors may from time to time reasonably determine and assign as is customarily performed by a person in an executive position with our Company.In consideration for his services under the agreement, we have agreed:

●	to pay Mr. Driver a monthly fee of $8,333.33;
●	to pay Mr. Driver a one-time signing bonus of $20,000;
●
to provide Mr. Driver with industry standard bonuses, from time to time, based, in part, on the performance of the Company and the achievement by Mr. Driver of reasonable management objectives, as determined by the Company’s Board of Directors in good faith;

●	to provide Mr. Driver with three weeks paid vacation;
●
to provide Mr. Driver with a monthly benefits stipend of $450 together with full participation, at the Company’s expense, in the Company’s current medical services and life insurance benefits programs for management and employees; and

●
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

(7)
This figure includes (i) 585,713 shares of common stock, and (ii) stock options to purchase 950,000 shares of our common stock.Options to purchase an additional 1,050,000 share vest over the next 18 months.

(8)	This figure includes stock options to purchase 1,875,000 shares of our common stock.Options to purchase an additional 625,000 shares of common stock vest in May 2011.
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

We had transactions with certain of our officers and directors during our fiscal years ended July 31, 2010 as follows:

Related party debt

From time to time, officers, directors, and family members of officers and directors have loaned us funds.The following table provides a summary of related party debt outstanding as of July 31,

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
(1)
Our arrangement with one of the lenders provided that, at his option, the debt would be settled in Canadian or US dollars.At the time we repaid the debt, he requested Canadian dollar equivalents, which resulted on a transaction loss on the settlement.

Barge Canal Properties

A company controlled by one of our officers operates our Barge Canal properties. Revenues generated from these properties were $295,574 and $355,880 for the years ended July 31, 2010 and 2009, respectively. In addition, lease operating costs incurred from these properties were$229,067 and $157,969 for the years ended July 31, 2010 and 2009, respectively.

As of July 31, 2010 and 2009, respectively, we had outstanding accounts receivable associated with these properties of $28,975 and $34,366 and no accounts payable.

Independent Directors

Leonard Garcia is an independent director of our Company as provided in the listing standards of the NYSE Amex Equities Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current independent auditor, Malone & Bailey, P.C., served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended July 31, 2010.Aggregate fees for professional services rendered to us by our auditor are set forth below:

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

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K/A:

Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation and amendments thereto, dated July 19, 2005, October 18, 2005 and September 5, 2006
3.2 (1)	Bylaws
4.1 (2)	Form of Warrant Certificate issued to Subscribers pursuant to the October 15, 2009 Private Placement
4.2(3)	Form of Warrant Certificate issued to Subscribers pursuant to the November 13, 2009 Private Placement
10.1 (1)	Sale Contract for Oil and Gas Leases between Energy Program Accompany, LLC and Penasco Petroleum, Inc., dated August 24, 2006 (regarding the Holt, McKay and Strahan Leases)
10.2 (1)	Letter Agreement between Penasco Petroleum, Inc. and Tradestar Resources Corporation, dated September 1, 2006
10.3 (1)	Assignment, Bill of Sale and Conveyance between OPEX Energy LLC and Penasco Petroleum, Inc., dated effective August 1, 2006 (regarding the Welder Lease)
10.4 (1)	Participation Agreement between Rockwell Energy, LLC and the Company, dated October 2005 (regarding the Janssen Lease)
10.5 (1)	Oil, Gas and Mineral Lease between Henry J. Janssen Jr. and Penasco Petroleum, Inc., dated July 2006 (regarding the Janssen Lease)
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

10.11 (1)	Consulting Services and Options Agreement between the Company and Kyle Combest, dated August 2006
10.12 (1)	Professional Services Retainer Contract between the Company and Steven Carter, dated December 2006
10.13 (2)	Form of Securities Purchase Agreement regarding October 15, 2009 Private Placement
10.14 (2)	Form of Registration Rights Agreement regarding October 15, 2009 Private Placement
10.15 (3)	Form of Securities Purchase Agreement regarding November 13, 2009 Private Placement
10.16 (3)	Form of Registration Rights Agreement regarding November 13, 2009 Private Placement
10.17 (5)	Executive Services Consulting Agreement between the Company and Jeremy Glenn Driver dated for reference effective on December 1, 2009.
14.1 (4)	Code of Conduct
31.1 (6)	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2 (6)	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1 (6)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(6)	Report of Lonquist & Co. LLC, Petroleum Engineers, dated September 29, 2010
(1)	Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009.
(4)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2009.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive Officer and a director
Date: November 14, 2011

By:	/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
Date: November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive Officer and a director
Date: November 14, 2011

By:	/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
Date: November 14, 2011

By:	/s/ Steven L. Carter
Steven L. Carter
Vice President of Operations and a director
Date: November 14, 2011