Form 10-K
period 2011-07-31
STRATEGIC AMERICAN OIL CORP
filed 2011-11-15
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of January 31, 2011 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $10,012,101.

The registrant had 269,417,069 shares of common stock outstanding as of November 14, 2011.

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

●	our capital needs;
●	business plans; and
●	expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

●	our need for additional financing;
●	our exploration activities may not result in commercially exploitable quantities of oil and gas on our properties;
●	the risks inherent in the exploration for oil and gas such as weather, accidents, equipment failures and governmental restrictions;
●	our limited operating history;
●	our history of operating losses;
●	the potential for environmental damage;
●	our lack of insurance coverage;
●	the competitive environment in which we operate;
●	the level of government regulation, including environmental regulation;
●	changes in governmental regulation and administrative practices;
●	our dependence on key personnel;
●	conflicts of interest of our directors and officers;
●	our ability to fully implement our business plan;
●	our ability to effectively manage our growth; and
●	other regulatory, legislative and judicial developments.

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

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc., a Nevada corporation, (ii) Galveston Bay Energy, LLC, a Texas Corporation and (iii) SPE Navigation I, LLC, a Nevada limited liability corporation.

Our principal offices are located at 800 Gessner, Suite 200, Houston, Texas, 77024. Our telephone number is (281) 408-4880 and our fax number is (281) 408-4879.

General

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States.  As of July 31, 2011, we maintain developed acreage both onshore and offshore in Texas and Illinois.  As of July 31, 2011, we were producing oil and gas from our working interest in three wells onshore in Texas and in three of our offshore fields in Galveston Bay.  We also own overriding royalty interests in producing properties in Louisiana and carried working interests in one field in Illinois under development.

As part of our ongoing business strategy, we continue to review and evaluate acquisition opportunities in Texas, Illinois and other areas of the continental United States.

Exploration and Production Activities

Our oil and gas interests are as follows:

Galveston Bay

Through our subsidiary, Galveston Bay Energy, LLC (“GBE”), we hold majority interests (approximately 93% working interest) and operate four fields in the shallow waters of Galveston Bay which is Southeast of Houston, Texas. Currently, we are producing three of the four fields that were acquired with GBE. The fields were shut-in in September 2008 due to a direct hit from Hurricane Ike. The then-owner went into bankruptcy and the properties were purchased out of bankruptcy by a private seller who performed reconstruction work on the fields and later sold them to us. The fields are not yet producing at pre-storm levels. Our operational goals include infrastructure improvements and modifications to increase production as well a full development strategy which will include drilling, reworking wells, and recompletions. The entire bay is covered with 3D seismic data, which can be purchased relatively cheaply and on an as-needed basis. We intend to utilize this seismic data to complement our exploration and development plans.

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

As of the date of this annual report, two wells are producing gas and oil from the property. The wells are operated using a gas lift system. A third well is utilized for salt water disposal. The wells have additional proven non-producing zones behind pipe. We intend to develop the proved developed non-producing (PDNP) zones as current producing horizons deplete. In October 2011, the Welder #5 well was recompleted into a productive zone up the hole and is currently in production.

Louisiana

We currently receive revenues from our 6% overriding royalty interests in 3 leases located in the South Delhi and Big Creek oil fields in Northeastern Louisiana. These interests carry no operational or financial responsibilities for expenses or liabilities.

Janssen Lease, Texas

In October 2005, we entered into an agreement to purchase a 25% working interest and an 18.75% net revenue interest in approximately 138 acres of an oil and gas lease (the “Janssen Lease”) located in Karnes County, Texas. This lease interest was acquired from Rockwell Energy. An unsuccessful attempt was made to re-enter and re-complete the Roeder gas sand at 10,300 feet using side track drilling techniques. As the original lease was set to expire, we negotiated a new oil and gas lease with the mineral owners and farmed out 97% of the working interest to ETG Energy Resources. We retained a 3% working interest on any producing zones and a 5% non-promoted option to participate in any offset drilling within the leased area. ETG successfully re-completed in the Roeder Sand and the Janssen A-1 well is currently producing between 250-300 mcf gas per day and approximately six (6) barrels per day of condensate.

Koliba Lease, Texas

The Koliba Lease property is located near our Welder lease and has one shut-in oil/gas well. The well previously produced 30 Bbls oil per day plus water. The well is in close proximity to our Welder gas sales line and salt water disposal system. The Koliba No. 2 well was drilled June 2010 and found to be slightly down-dip from the No.1 well. We elected to plug the No. 2 and subsequently drilled the No. 3 well in anticipation of getting up-dip to the No. 1 well. The No. 3 lacked a sufficient increase in pay or gain in structure and therefore was plugged. No further exploration activity is contemplated on these leases.

Illinois

Through the date of this annual report, we have entered into numerous oil and gas leases in Jefferson and other counties in Illinois. Currently these leases total approximately 237 gross acres. In January 2011, we farmed out our interest in the Markham City prospect in Illinois to Core Minerals Management II, LLC (“Core”).  Under the farmout agreement, we retained a 10% working interest and assigned the balance of our working interest in the Markham City prospect to Core.  Core will be the operator of the property.  Core will perform exploration activities on the prospect including drilling new wells.   Our working interest is carried until Core meets the “Earnings Threshold”, $1,350,000. Once Core has recouped their initial investment we will gain an additional 15% working interest, bringing our total working interest in the project to 25%.

Recent Activities

We continue to review and evaluate submittals on properties in Texas, Illinois, Louisiana and other areas of the continental United States.

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of November 15, 2011, expressed separately for oil and gas. All of our productive oil and gas wells were located in Texas and Illinois. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. We do not have any wells with multiple completions.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net
Illinois	2	0.20	0	0.00
Texas	24	22.81	12	9.07
	26	23.01	12	9.07

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

Production and Price History

The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us in the years ended July 31, 2011 and 2010. For the purposes of this table, the following terms have the following meanings: (i) “Bbl” means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) “MBbls” means one thousand barrels of oil; (iii) “Mcf” means one thousand cubic feet; (iv) “Mcfe” means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) “MMcfe/d” means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) “MMcf” means one million cubic feet.

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Production Data
Oil (MBbls)	28.2	6.4
Natural gas (MMcf)	59.5	15.7
Total (MMcfe)	228.6	54.4
Average Prices:
Oil (per Bbl)	$110.65	$72.89
Natural gas (per Mcf)	$4.95	$3.95
Total (per Mcfe)	$14.93	$9.78
Average Costs (per Mcfe):
Lease operating expenses(1)	$7.43	$10.49
(1)	Taxes, transportation and production-related administrative expenditures are included in lease operating expenses.

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

Summary of Oil and Gas Reserves as of July 31, 2011 Based on Average Fiscal-Year Prices
	Oil (bbls)	Gas (Mcf)	Equivalent (Mcfe)
Proved developed producing	248.47	864.84	2,355.66
Proved developed non-producing	226.86	3,734.34	5,095.50
Total Proved developed reserves	475.33	4,599.18	7,541.16

Proved undeveloped reserves	743.62	7,691.91	12,423.63

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

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of November 15, 2011:

	Gross (1)	Net
Developed Acreage
Illinois	80	8
Texas	20,480	18,862
Undeveloped Acreage
Illinois	157	88
Texas	2,509	1141
Total	23,226	20,099
(1)	The gross acreage cited includes leasehold acreage to be earned under the farm-out agreements.

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

Plan of Operations

In Texas, we plan to continue producing oil and gas from our Welder (Barge Canal) lease. We will continue to maintain our 3.0% non-operated working interest in the Janssen No. A-1 well (gas and minor condensate) in Karnes County, Texas.  In Galveston Bay, Texas we plan to continue enhancing the production from our four productive fields. Our plans include drilling, reworking, recompletions, as well as infrastructure improvements to exploit the known reserves as well as explore for additional reserves.

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

Employees

We currently have nineteen employees, all of whom are full-time employees.

Subsidiaries

We own 100% of the issued and outstanding share capital of (i) Penasco, a Nevada corporation, (ii) Galveston Bay Energy, LLC, a Texas corporation and (iii) SPE Navigation I, LLC, a Nevada limited liability corporation.

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

We were incorporated on April 12, 2005 and originally planned to explore for gold and other minerals, but we soon shifted our focus to oil and gas exploration. To date, we have not achieved profitability. Potential investors should be aware of the difficulties normally encountered by companies in the early stages of their life cycle and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and it’s possible we may never achieve profitable operations.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues to date and we have never been profitable. We may not be able to effectively execute our business plan or manage any growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas, price competition, our success in setting up and expanding distribution channels and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve profitability.

Because we have earned limited revenues from operations, most of our capital requirements have been met through financing and we may not be able to continue to find financing to meet our operating requirements.

We will need to obtain additional financing in order to pursue our business plan. As of July 31, 2011, we had cash on hand of $1,082,099 and a working capital deficit of $3,773,504. Our business plan calls for expenses of approximately $3,000,000 over the next twelve months in connection with the exploration and development of our properties as well as corporate overhead. We currently have approximately $4,000,000 of cash due to our acquisition of SPE Navigation I, LLC. In the event that these funds are not sufficient to support our business plan, we will need to seek additional financing. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. We have funded our operations largely through the issuance of common stock in order to meet our strategic objectives. Our current level of oil production is not sufficient to completely fund our exploration and development budget, such that we anticipate that we may need additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations.

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

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been largely financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future could have a material adverse effect upon our business plan and operations, including our ability to continue our current operations.

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

We hold certain oil and gas interests, as described in Item 1 hereto. In addition, we rent office space at 800 Gessner, Suite 200, Houston, Texas, 77024 for $6,300 per month and at 545 N. Upper Broadway, Suite 900, Corpus Christi, Texas, 78401 for $3,200 per month.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to the following legal proceedings:

1.           Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas.  The Company is a plaintiff in this suit.  In this case, Company brings claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG.  The Company intends to prosecute its claims and defenses vigorously.  The case has had multiple hearings on the injunctive relief requests and more are scheduled. Discovery is commencing and is expected to proceed at a rapid pace.

2.           Cause No. 2011-21308; James A. Whitson, Jr. vs. Galveston Bay Energy, LLC; In the 61st Judicial District Court, Harris County, Texas.  The Company is a defendant in this case. It involves contracts regarding the use of processing plants for the oil and gas products produced by the producing properties owned by Mr. Whitson. The contracts were assigned to ERG Resources, LLC immediately prior to the purchase of GBE from ERG by the Company and the claims are actually against ERG but the contracts are in the name of GBE. The Company intends to prosecute its claims and defenses vigorously. At this time, Management considers the possibility of a finding against the company to be remote based upon the information known to date.

3.           Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC.; in the 125th Judicial District Court, Harris County, Texas. This is a companion case to the Whitson case in that it deals with the same operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously.

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

Quarter Ended	High	Low
July 31, 2011	$0.15	$0.08
April 30, 2011	$0.20	$0.09
January 31, 2011	$0.21	$0.12
October 31,2010	$0.26	$0.11
July 31, 2010	$0.30	$0.16
April 30, 2010	$0.44	$0.215
January 31, 2010	$0.49	$0.235
October 31,2009	$0.455	$0.15

On November 11, 2011, the low bid price of our common stock was $0.10 per share, the high ask price of our common stock was $0.11 per share, and the closing price was $0.11 per share. We do not have any securities that are currently traded on any other exchange or quotation system.

Holders

As of November 14, 2011, we had 117 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of July 31, 2011:

Equity Compensation Plan Information

		Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
(a)	Equity compensation plans approved by security holders	N/A	$	N/A	N/A
(b)	Equity compensation plans not approved by security holders
	1. 2009 Stock Incentive Plan	6,130,000		$0.10	3,585,715
	2. 2010 Stock Incentive Plan	1,400,000		$0.10	3,600,000
	3. 2011 Stock Incentive Plan	20,000,000		$0.10	5,000,000
	4. Compensation Warrants	63,613,000		$0.10	N/A

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

During the year ended July 31, 2011, we granted options to purchase no shares of our common stock under the 2009 Plan.

2010 Stock Incentive Plan

During August 2010, the Board of Directors authorized and approved the adoption of the 2010 Stock Incentive Plan (the “2010 Plan”). An aggregate of 5,000,000 shares of our common stock may be issued under the plan.

The purpose of the 2010 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2010 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2010 Plan. An aggregate of 5,000,000 of our shares may be issued pursuant to the grant of awards under the 2010 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2010 Plan. If the administrator under the 2010 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2010 Plan is not complete and is qualified in its entirety by reference to the 2010 Plan, a copy of which is being filed as an exhibit to this annual report on Form 10-K.

During the year ended July 31, 2011, we granted options to purchase 1,400,000 shares of our common stock to consultants under the 2010 Plan.

2011 Stock Incentive Plan

During April 2011, the Board of Directors authorized and approved the adoption of the 2011 Stock Incentive Plan (the “2011 Plan”). An aggregate of 25,000,000 shares of our common stock may be issued under the plan.

The purpose of the 2011 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2011 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2011 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2011 Plan. An aggregate of 25,000,000 of our shares may be issued pursuant to the grant of awards under the 2011 Plan.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2011 Plan. If the administrator under the 2011 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2011 Plan is not complete and is qualified in its entirety by reference to the 2011 Plan, a copy of which is being filed as an exhibit to this annual report on Form 10-K.

During the year ended July 31, 2011, we granted options to purchase 20,000,000 shares of our common stock under the 2011 Plan.

Recent Sales of Unregistered Securities

During our fourth quarter ended July 31, 2011, we issued the following unregistered equity securities:

As previously disclosed in our Current Report on Form 8-K as filed with the SEC on September 30, 2011, effective September 9, 2011, we issued an aggregate of 4,739,630 restricted common shares in a private placement offering to five subscribers (each, a "Subscriber" at a deemed issuance price of $0.10 per share. The offering was made to such Subscribers in connection with and in consideration, in part, of each such Subscriber's prior subscription and/or finder's fee subscription in and to the Company which was completed in October and/or November of 2009 (each being a "Prior Subscription") in accordance with the terms and conditions of certain subscription materials entered into at such time as between the Company and each Subscriber (collectively, the "Prior Subscription Materials"). Although the Prior Subscription Materials did include various price protection (i.e., ratchet) provisions (each a "Ratchet"), the Ratchet provisions did not extend to the circumstance in which a particular Subscriber would have exercised any of their pre-Ratchet $0.23 exercise price warrants forming part of their Prior Subscription units in and to our Company (each a "Warrant") in advance of an actual Ratchet event taking place. As a consequence, and in consideration of each Subscriber having exercised certain of their Prior Subscription Warrants prior to a subsequent event that triggered a Ratchet event that reduced the exercise price of the other Warrants in such series to $0.10 per Warrant Share, our Company offered to such Subscribers an aggregate of 4,739,630 common shares at a deemed issuance subscription price of $0.10 per common share, in full and complete satisfaction of the number of Ratchet common shares which each Subscriber would have been entitled to on a post-Ratchet basis, should they have exercised their Warrants on a post-Ratchet basis rather than on a pre-Ratchet basis. Our Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by and Regulation S (with respect to three of the Subscribers) and Rule 506 of Regulation D (with respect to the remaining two Subscribers).

As previously disclosed in our Current Report on Form 8-K as filed with the SEC on September 30, 2011, effective September 26, 2011, in connection with a Share Purchase Agreement described in Item 1 above, we issued a total of 95,000,000 restricted common shares to the three Sellers. We relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2011 and 2010 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Recent Activities

2011 Private Placement

During the year ended July 31, 2011, we completed a private placement in which we sold 92,390,000 shares of common stock for $0.10 per share to raise gross proceeds of $9,239,000 (the “2011 private placement”).  We paid $206,381 in cash offering costs and netted $9,032,619 from this transaction. We used substantially all of the proceeds of the private placement to fund our acquisition of Galveston Bay Energy, LLC (“GBE”) as described below.

Acquisition of GBE

On February 15, 2011 we closed on the acquisition of a private Texas oil and gas company, GBE, which owns working interests in and operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.

Immediately following our acquisition of GBE, we sold 15% of our own aggregate working interest in the Galveston Bay fields for $1.4 million in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. Effective May 1, 2011, SPE acquired an additional 10% of our aggregate working interest in the Galveston Bay fields for an additional $1.15 million. As a result of these transactions, GBE became our wholly owned subsidiary and owns approximately 53% of the aggregate net revenue interest in the four fields.

Acquisition of SPE

On September 26, 2011, we closed on the acquisition of 100% of the membership interests of SPE for 95,000,000 shares of Strategic common stock.  SPE’s assets at the time of purchase were 25% working interest in GBE’s historical interest in the Galveston Bay fields, as discussed above, and one million shares of Hyperdynamics common stock.  Hyperdynamics is a public company traded on the NYSE.  On the date we obtained control of SPE, September 23, 2011, the closing market price of Hyperdynamics common stock was $3.90 per share.  Thus, the value of our Hyperdynamics stock was $3,900,000.  As of the date of filing, we had sold a portion of the HDY common stock for net proceeds of approximately $4,000,000.  We believe the acquisition of SPE provided liquidity sufficient to fund our activities and plan of operations.

Additionally, with the purchase of SPE, we now own approximately 93% of the working interest and approximately 72% of the aggregate net revenue in the Galveston Bay fields.  In order to maximize production from our Galveston Bay properties, we plan approximately $2.6 million in improvements in the next 12 months to the properties to include upgrading production facilities, new pipelines, recompletion of existing shut-in wells, and various other projects aimed specifically at increasing production.  In March 2011, we secured an initial line of credit from a commercial bank for up to $5,000,000 to support our work on these properties.

Other projects

In January 2011, we farmed out our Markham City North, Illinois prospect to Core Minerals Management II, LLC (“Core”).  We retained a 10% working interest, carried to the Earnings Threshold, $1,350,000.  The arrangement is more fully described in Note 3 – Oil and Gas Properties of our Financial Statements.  In June 2011, Core acquired two existing wells from another operator and has assigned a ten percent (10%) working interest in both wells to Penasco.  One of the acquired wells will be used as a water injection well and the other will be used as a production monitor well.  In September 2011, Core commenced drilling of three wells in the Markham City, Illinois project area. Two wells were completed in October 2011, one of which is producing oil and the other of which is shut in pending further evaluation.  The third well will be used as a water supply well.  As of October 1, 2011, Core had expended approximately $600,000 towards the Earnings Threshold.

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas.  Under the agreement, the operator will commence drilling a well on or before December 31, 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.  As of November 15, 2011, we had paid $40,385 for the cash call on the initial well.

The following table sets out our consolidated losses for the periods indicated:

	Year Ended July 31, 2011	Year Ended July 31, 2010	Increase/ (Decrease)	% change

Revenues	$3,412,791	$531,736	$2,881,055	$542%

Operating expenses
Lease operating expense	1,698,191	571,009	1,127,182	197%
Depreciation, depletion, and amortization	304,851	92,944	211,907	228%
Accretion	213,866	23,632	190,234	805%
Impairment	140,029	—	140,029	100%
Consulting fees	582,650	2,155,850	(1,573,200)	(73)%
Consulting fees – related party	2,965,559	—	2,965,559	100%
Acquisition-related costs	2,617,099	—	2,617,099	100%
Share return and settlement	1,800,000	—	1,800,000	100%
Warrant modification expense	—	743,189	(743,189)	(100)%
General and administrative expense	1,966,715	1,557,291	409,424	26%
Total operating expenses	12,288,960	5,143,915	7,145,045	139%
Loss from operations	(8,876,169)	(4,612,179)	(4,263,990)	92%

Interest expense, net	(151,549)	(68,359)	(83,190)	122%
Gain (loss) on settlement of debt	(50,737)	12,559	(63,296)	(504)%
Gain (loss) on derivative warrant liability	(1,206,788)	1,176,103	(2,382,891)	(203)%

Net loss	$(10,285,243)	$(3,491,876)	$(6,793,367)	195%

We recorded a net loss of $10,285,243, or $0.09 per basic and diluted common share, during the year ended July 31, 2011, as compared to a net loss of $3,491,876, or $0.08 per basic and diluted common share, during the year ended July 31, 2010.

The changes in results were predominantly due to the factors below:

•
Revenues, lease operating expense, depreciation, depletion, and amortization expense, and accretion expense increased substantially because of the inclusion of the results of our new subsidiary, GBE.  We purchased GBE on February 15, 2011.  Our consolidated financial statements include GBE’s results from February 15, 2011 through July 31, 2011.  Through GBE, we produced from approximately 26 active oil and gas wells in four fields. This represents a substantial increase in our operations.

•	We recorded an impairment charge during the year ended July 31, 2011 because the net book value of our oil and gas properties exceeded the ceiling by $140,029 on January 31, 2011.
•	Consulting fees reduced because we incurred expenses in 2010 for investor relations programs that we did not continue in 2011.

•
Consulting fees – related party increased due to our granting warrants as compensation to a company for investor relations and public relations services.  This company is a related party, as it is controlled by the father-in-law of our CEO, Jeremy Driver.

•	Acquisition related costs in 2011 were attributable to stock granted to consultants as finders’ fees for their role in effecting the acquisition of GBE and we also paid due diligence fees.
•
Share return and settlement in 2011 related to a settlement with an officer and a director, Amiel David and Alan Gaines, in which they received cash and warrants and returned the stock previously granted to them in conjunction with the acquisition of GBE.

•
Warrant modification expense was $743,189 in the year ended July 31, 2010.  The modification expense is a result of a modification of original terms of certain investor warrants.  The modification extended the term of a total of 5,577,939 outstanding warrants resulting in an incremental cost of $743,189.  The $743,189 represents the estimated incremental fair market value of the awards immediately prior to and subsequent to the modification.

•	We opened a new location in Houston, Texas, hired additional accounting staff, and hired an operations manager and regulatory manager for GBE, which increased our general and administrative expense.
•	GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank. Because of these arrangements, interest expense increased.
•
During 2011, we settled certain of our accounts payable by the issuance of common stock that, at the date of issuance, had a fair value in excess of the amount of debt being settled.  We therefore recognized a net loss on the settlements of $50,737.

•
We continue to re-measure our derivative warrants at fair value at every reporting date.  Because the February 2011 private placement triggered the warrant ratchet provisions, we had more warrants outstanding with a lower exercise price as of July 31, 2011; this increased the loss on derivative warrant liability during the year ended July 31, 2011.

We do not expect the increase in acquisition costs, related party consulting expenses and settlement expense to be recurring expenses.  The increases in revenue, lease operating expense, depreciation, depletion, and amortization expense, accretion expense, general and administrative expense, and interest expense are associated with the operations of GBE and will be an ongoing element in our financial results.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of July 31, 2011 and July 31, 2010:

	July 31, 2011	July 31, 2010

Cash reserves	$1,082,099	$247,851
Working capital (deficit)	$(3,773,504)	$(1,655,780)

Subject to the availability of additional financing, in order to maximize production from our Galveston Bay properties, we plan approximately $2,5 million in improvements in the next 12 months to the properties to include upgrading production facilities, new pipelines, recompleting of existing shut-in wells, and other projects aimed specifically at increasing production.  In March 2011, we secured an initial line of credit from a commercial bank for up to $5.0 million to support our work on these properties.  Additionally, our acquisition of SPE and subsequent sale of the securities we acquired provided approximately $4 million of additional cash.

At July 31, 2011, we had $1,082,099 of cash on hand and a working capital deficit of $ 3,773,504 ($2,543,223 is attributable to a warrant derivative liability which would ordinarily be settled in stock). As such, our working capital on July 31, 2011 was not sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next 12 months. However, the recent acquisition of SPE Navigation I, LLC has supplied sufficient current assets to meet our estimated capital requirements during the next 12 months.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established in recent years, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil decreased from approximately $140 per barrel in 2008 to under $40 per barrel in February of 2009.  During our fiscal year ended July 31, 2011, oil price levels increased as to a high of $114 per barrel, but they have decreased to approximately $93 per barrel as of late October 2011. If the price of oil drops to levels seen in previous years, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended July 31, 2011 has decreased in comparison to the prior year; we used cash of $2,266,201 compared to $2,632,842 during the year ended July 31, 2010. This decrease is attributable to decreases in management and consulting fees in 2011 and to increased net cash flows from our new subsidiary, GBE.  Prior to our acquisition of GBE, operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.  Because of the start-up nature of our business up through the fiscal year ended July 31, 2010, the bulk of our operating costs have been consulting, management, and general and administrative costs.  With our acquisition of GBE, we expect to derive a much greater percentage of our cash flows from operations from revenues and direct operating costs.  Because the GBE properties will increase our contribution margin from our core activities, the acquisition should continue to enhance our cash flows from operations.

Net Cash Used in Investing Activities

During the year ended July 31, 2011, investing activities used cash of $7,451,193 compared to a use of cash of $575,412 during the year ended July 31, 2010. The changes between such periods relates primarily to proceeds from the sale of working interest in our Kenedy and Dixon projects, offset by the purchase of GBE, in fiscal 2011. Our future cash flows used in investing will increase due to our planned investment in the fields that we acquired when we acquired GBE.

Net Cash Provided by Financing Activities

As we have had limited revenues since inception, we have financed our operations primarily through private placements of our common stock. Financing activities during the year ended July 31, 2011 provided cash of $10,551,642 compared to $3,437,312 during the year ended July 31, 2010.  This was primarily attributable to our significant private placement in fiscal 2011.

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the year ended July 31, 2011, we recorded a $140,029 impairment charge because the net book value of our oil and gas properties exceeded the ceiling.

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

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Gain (loss) on derivative warrant liability.”

Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2011.

	Carrying Value at	Fair Value Measurement at July 31, 2011
	July 31, 2011	Level 1	Level 2	Level 3

Derivative warrant liability	$2,543,223	-	$-	$2,543,223

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended July 31, 2011:

Beginning balance – July 31, 2010	$1,502,700
Reduced for warrants exercised	(166,265)
Unrealized loss on changes in fair value of derivative liability	1,206,788
Change in fair value of derivative liability	1,040,523
At July 31, 2011	$2,543,223

The $1,040,523 change in fair value was recorded as a reduction of the derivative liability and as a $1,206,788 unrealized loss on the change in fair value of the liability in our statement of operations and a $166,265 adjustment to paid-in capital related to the exercise during the period of warrants classified as derivative liabilities.

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

See Note 1 of our consolidated financial statements for our year ended July 31, 2011 for a summary of other significant accounting policies.

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

STRATEGIC AMERICAN OIL CORPORATION

Index to Consolidated Financial Statements

The Board of Directors
Strategic American Oil Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Strategic American Oil Corporation and its subsidiaries (collectively, the “Company”) as of July 31, 2011 and 2010 and the related consolidated statement of operations, cash flows and changes in stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic American Oil Corporation and its subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
November 15, 2011

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,082,099	$247,851
Oil and gas revenues receivable	875,918	6,580
Accounts receivable – related party	69,880	28,975
Other current assets	292,973	251,328
Other receivables, net	225,057	—
Total current assets	2,545,927	534,734

Oil and gas property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $567,189 and $265,872, respectively, and accumulated impairment of $373,335 and $233,306, respectively	7,395,198	1,193,680
Unevaluated property	—	734,533
Note receivable	45,355	—
Restricted cash	6,716,850	40,000
Other assets	210,587	19,317
Property and equipment, net of accumulated depreciation of $11,158 and $7,624, respectively	22,857	5,747

Total assets	$16,936,774	$2,528,011

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,676,816	$583,250
Line of credit	1,360,573	—
Notes payable, net of unamortized discount of $0 and $45,436, respectively	255,596	104,564
Asset retirement obligations – short term	468,500	—
Derivative warrant liability	2,543,223	1,502,700
Due to related parties	14,723	—
Total current liabilities	6,319,431	2,190,514

Asset retirement obligations – long term	3,987,428	57,623
Total liabilities	10,306,859	2,248,137

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par; 500,000,000 shares authorized shares; 169,770,770 and 52,432,486 shares issued and outstanding, respectively	169,771	52,432
Additional paid-in capital	27,807,540	11,289,595
Accumulated deficit	(21,347,396)	(11,062,153)
Total stockholders’ equity	6,629,915	279,874

Total liabilities and stockholders’ equity	$16,936,774	$2,528,011

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2011	2010

Revenues	$3,412,791	$531,736

Operating expenses
Lease operating expense	1,698,191	571,009
Depreciation, depletion, and amortization	304,851	92,944
Accretion	213,866	23,632
Impairment	140,029	—
Consulting fees	582,650	2,155,850
Consulting fees – related party	2,965,559	—
Acquisition-related costs	2,617,099	—
Share return and settlement	1,800,000	—
Warrant modification expense	—	743,189
General and administrative expense	1,966,715	1,557,291
Total operating expenses	12,288,960	5,143,915

Loss from operations	(8,876,169)	(4,612,179)

Interest expense, net	(151,549)	(68,359)
Gain (loss) on settlement of debt	(50,737)	12,559
Gain (loss) on derivative warrant liability	(1,206,788)	1,176,103

Net loss	$(10,285,243)	$(3,491,876)

Basic and diluted loss per common share	$(0.09)	$(0. 08)

Weighted average shares outstanding (basic and diluted)	109,941,421	45,642,982

 The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at July 31, 2009	30,933,990	$30,934	$8,080,773	$(7,570,277)	$541,430

Common stock issued for:
Stock issued for cash, net of share issuance costs, and warrants exercised for cash	17,975,870	17,976	1,122,703	—	1,140,679
Debt, net of amounts allocated to derivative warrants	1,093,749	1,093	142,708	—	143,801
Services	1,493,294	1,493	517,622	—	519,115
Debt – related party, net of amounts allocated to derivative warrants	935,583	936	(936)	—	—

Share-based compensation: amortization of fair value of stock options	—	—	639,469	—	639,469

Warrants issued:
With debt	—	—	28,067	—	28,067
With debt – related party	—	—	16,000	—	16,000

Warrant extension modification	__	__	743,189	__	743,189

Net loss	—	—	—	(3,491,876)	(3,491,876)

Balance at July 31, 2010	52,432,486	52,432	11,289,595	(11,062,153)	279,874

Common stock issued for:
Stock issued for cash, net of share issuance costs, and for warrants exercised for cash	94,760,000	94,760	9,304,224	—	9,398,984
Debt	1,795,360	1,796	229,491	—	231,287
Debt – related party	1,618,290	1,618	160,211	—	161,829
Services	16,414,634	16,415	2,638,551	—	2,654,966
Deemed dividend	17,750,000	17,750	2,822,250	—	2,840,000
Deemed dividend	—	—	(2,840,000)	—	(2,840,000)

Share return and settlement	(15,000,000)	(15,000)	771,250	—	756,250

Share-based compensation:
Amortization of fair value of stock options	—	—	466,409	—	466,409
Warrants granted to related party	—	—	2,965,559	—	2,965,559

Net loss	—	—	—	(10,285,243)	(10,285,243)

Balance at July 31, 2011	169,770,770	$169,771	$27,807,540	$(21,347,396)	$6,629,915

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(10,285,243)	$(3,491,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	304,851	92,943
Impairment	140,029	—
Accretion	213,866	23,632
Write-off of reclamation deposit	19,317	—
Realized loss on retirement of assets	—	7,560
Amortization of debt discount and loan origination fees	30,684	85,865
Warrants granted to related party	2,965,559	—
Common stock issued for services	108,624	519,115
Acquisition-related costs paid in common stock	2,546,342	—
Share based compensation- amortization of the fair value of stock options	466,409	639,469
Share return and settlement, net of cash payment of $1,043,750	756,250	—
Warrant modification	—	743,189
Derivative warrants granted for services	—	12,170
(Gain) loss on derivative warrant liability	1,206,788	(1,176,103)
(Gain) loss on settlement of accounts payable	50,737	(12,559)
Changes in operating assets and liabilities:
Accounts receivable	(543,012)	(5,873)
Accounts payable and accrued expenses	(210,238)	125,833
Settlement of asset retirement obligations	(135,318)	—
Other changes in due to (from) related parties	(40,905)	10,643
Other assets	139,059	(206,850)
Net cash used in operating activities	(2,266,201)	(2,632,842)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(360,143)	(571,403)
Purchases of property and equipment	(16,050)	(4,009)
Proceeds from sale of oil and gas properties	1,425,000	—
Purchase of Galveston Bay Energy, LLC, including restricted cash of $6,675,487	(8,500,000)	—
Net cash used in investment activities	(7,451,193)	(575,412)

Cash Flows From Financing Activities
Proceeds from sales of common stock for cash, net of share issuance costs and amounts allocated to derivative warrants and from exercise of warrants	9,232,719	3,497,312
Proceeds from notes payable	1,548,300	100,000
Payments on notes payable	(229,377)	(100,000)
Proceeds from notes payable to related parties	—	100,500
Payments on notes payable to related parties	—	(160,500)
Net cash provided by financing activities	10,551,642	3,437,312

Net increase in cash	834,248	229,058
Cash at beginning of period	247,851	18,793
Cash at end of period	$1,082,099	$247,851

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended July 31,
	2011	2010

Supplemental Disclosures:
Interest paid in cash	$162,511	$20,867
Income taxes paid in cash	—	—

Non-cash investing and financing
Accounts payable for oil and gas assets	$54,256	$84,519
Asset retirement obligation assumed	5,843,330	11,329
Asset retirement obligation sold	1,523,573	—
Payment for sale of working interest paid to the seller (See Note 2 – Acquisition of Galveston Bay Energy, LLC)	1,400,000	—
Note receivable for sale of oil and gas property	50,000	—
Note payable for insurance	159,973	—
Loan origination fees	60,573	—
Non-cash capitalized interest	51,671	50,883
Stock and derivative warrants for accounts and notes payable	231,287	266,685
Stock and derivative warrants for accounts and note payable to related parties	161,829	187,116
Debt discount	—	44,067
Reclassification due to exercise of warrants classified as a derivative	166,265	702,299

The accompanying notes are an integral part of these consolidated financial statements

STRATEGIC AMERICAN OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

Strategic American Oil Corporation (“we”, “us”, “Strategic”, the “Company”) was formed for the purpose of oil and gas exploration, development, and production. We were incorporated as Carlin Gold Corporation on April 12, 2005 in Nevada, U.S.A. On July 11, 2005, we changed our name to Nevada Gold Corp., on October 18, 2005 we changed our name to Gulf States Energy Inc. and on September 5, 2006, we changed our name to Strategic American Oil Corporation. We own 100% of Penasco Petroleum Inc. (“Penasco”), a Nevada corporation incorporated on November 23, 2005 and 100% of Galveston Bay, LLC, (“GBE”) a Texas limited liability company.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Strategic and our wholly owned subsidiaries, Penasco and GBE. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Our functional currency is the United States dollars.  Transactions denominated in foreign currencies are translated into their United States dollar equivalents using current exchange rates.  Monetary assets and liabilities are translated using exchange rates that prevailed as of the balance sheet date.  Non-monetary assets and liabilities are translated using exchange rates that prevailed as of the transaction date.  Revenue, if applicable and expenses are translated using average exchange rates over the accounting period.  We have had no revenue denominated in foreign currencies. Gains or losses resulting from foreign currency transactions are included in results of operations.

Receivables and allowance for doubtful accounts

Oil and gas revenues receivable are recorded at the invoiced amount and do not bear any interest. We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Accounts receivable – related party is the revenue receivable from our Barge Canal properties, which are operated by a company owned by one of our officers, who is also a director.

Other receivables consist of joint interest billings due to us from participants holding a working interest in oil and gas properties that we operate.  We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2011, we have reserved approximately $72,000 for potentially uncollectable other receivables.

Other current assets

Other current assets consist primarily of prepaid insurance, prepaid interest, and loan origination costs associated with our line of credit. (See Note 6 – Line of Credit)

Concentrations

Our operations are concentrated in Texas and the majority of our operations are conducted offshore in Galveston Bay.  We operate in the oil and gas exploration and production industry. If the oil and natural gas exploration and production industry were adversely affected, we would experience adverse effects. Because our properties are offshore, we are also vulnerable to adverse weather.

For the year ended July 31, 2011, 77.4% of our revenue was attributable to one purchaser.  At July 31, 2011, this same purchaser accounted for 79% of our accounts receivable.  A second purchaser accounted for an additional 12.3% of our accounts receivable at July 31, 2011.

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

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.  During the year ended July 31, 2011, we recorded a $140,029 impairment charge because the net book value of our oil and gas properties exceeded the ceiling as of January 31, 2011.

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

Note receivable

We received a note receivable for the sale of oil and gas property in November 2010 (See Note 3 – Oil and Gas Properties).  We will be paid 5% of the oil production from the property we sold until the note is paid off.  Because of the time frame during which we expect to collect the note, we have classified the note receivable as long term.  We estimate the realizable value of the note as $50,000, based on the operating environment in the lease area and the time frame for projected collection.

Restricted cash

Restricted cash consists of certificates of deposit that have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas. As of July 31, 2011 and 2010, restricted cash totaled $6,716,850 and $40,000, respectively.

Other assets

Other assets at July 31, 2011 consisted primarily of prepaid land use fees, which are payments that cover multiple years (typically ten years) rental for easements and surface leases.  We acquired prepaid land use fees as part of our acquisition of Galveston Bay Energy, LLC (see Note 2 – Acquisition of Galveston Bay Energy, LLC) and we pay for rentals as they come due on an ongoing basis. Other assets at July 31, 2010 consisted primarily of cash deposited with our operator that supported a reclamation bond guaranteeing remediation of our oil and gas properties in Louisiana.

Property and equipment, other than oil and gas

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, generally three to five years. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service. We perform ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. Maintenance and repairs are expensed as incurred.

Impairment of long-lived assets

We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended July 31, 2011 and 2010, respectively.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. We follow the “sales method” of accounting for oil and natural gas revenue, so we recognize revenue on all natural gas or crude oil sold to purchasers, regardless of whether the sales are proportionate to our ownership in the property. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.  Taxes are reflected as a component of lease operating expense.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” (See Note 8 – Derivative Warrant Liability).

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Gain (loss) on derivative warrant liability.”

Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

Our derivative warrant liability is our only financial asset or liability that is accounted for at fair value, using a Level 3 valuation technique, on a recurring basis as of July 31, 2011.The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts receivable – related party, accounts payable and accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Earnings per share

We compute basic loss per share using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended July 31, 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recent accounting pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The standard clarifies that an entity is required to disclose pro forma revenue and earnings as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This pronouncement is effective for annual reporting periods beginning after December 15, 2010, with early adoption prohibited. We currently comply with these disclosures and thus this standard will not have any impact on previously issued financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 will provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement will provide guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). This pronouncement will bring consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05 will no longer permit disclosure of comprehensive income in either the statement of shareholders’ equity or in a note to the consolidated financial statements. Instead, reporting entities will have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The new guidance will require retrospective application. We believe the adoption of this guidance will affect our presentation of comprehensive income, if any, and will not have a material impact on its consolidated financial position or results of operations.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – Acquisition of Galveston Bay Energy, LLC

Acquisition of Galveston Bay Energy, LLC (“GBE”)

On February 15, 2011 we closed on the acquisition of a private Texas oil and gas company named Galveston Bay Energy, LLC (“GBE”) which owns working interests in and operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.  GBE holds both proved producing, proved shut-in, proved non-producing, and proved undeveloped reserves.  We acquired 100% of the membership interest in GBE and thus GBE is our wholly owned subsidiary.  Our consolidated financial statements include the results of GBE for the period from February 15, 2011 through July 30, 2011; specifically, our consolidated results include revenues from GBE of $2,890,950 and earnings of $589,055.

Immediately following our acquisition of GBE, we sold 15% of our own aggregate working interest in the Galveston Bay fields for $1,400,000 in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer.  SPE paid for its working interest by wiring the funds directly to the seller of the property.  Our agreement with SPE provided that SPE could acquire an additional 10% working interest in the properties for $1,150,000 paid within 90 days of the acquisition.  Effective May 1, 2011, SPE acquired an additional 10% of our aggregate working interest in the Galveston Bay fields for an additional $1,150,000 pursuant to our agreement.

The seller was paid $10,397,376 cash in February and March 2011, which included the purchase price of $9,900,000 and the settlement of certain then - outstanding liabilities of GBE.  SPE paid $1,400,000 of the purchase price directly to the seller and we paid $8,500,000 to the seller. The acquisition was funded primarily by proceeds from our private placement (see Note 10 – Capital Stock). The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed recognized at the acquisition date:

Recognized Amount of Identifiable Assets Acquired and Liabilities Assumed

Restricted Cash	$6,675,487
Accounts receivable and other current assets	590,312
Prepaid land use fees	159,218
Property and equipment	4,594
Oil and Gas Property, accounted for using the full cost basis of accounting:
Evaluated property	9,840,834
Accounts payable and accrued expenses	(1,527,115)
Asset retirement obligations	(5,843,330)
Total Identifiable Net Assets	$9,900,000

Acquisition-related costs

We incurred $2,617,099 of acquisition-related costs, such as due diligence and finders’ fees.  Acquisition-related costs include cash payments of $70,757. Additionally, we granted 15,914,634 shares of common stock to three individuals, as detailed below, as finders’ fees for their roles in the acquisition of GBE. The shares were valued, based on the closing stock price on the date of grant, at $2,546,342, which was recorded as a current period expense.

●
On February 15, 2011, we granted 914,634 shares of common stock to a consultant for his role in bringing us the opportunity to make the acquisition.  The shares were valued at $146,341 based on the closing stock price on the grant date and recorded in expense as acquisition-related costs.

●
On February 15, 2011, we granted 15 million shares of common stock to Alan D. Gaines in part as compensation for bringing us the opportunity to make the acquisition described above and in part as new director and officer compensation. 50% of shares vested that date and are valued at $1,200,000 based on the closing stock price on the grant date and recorded in expense as acquisition-related costs.  Our agreement with Mr. Gaines provided for a proportional increase in the shares awarded if we raise in excess of $11 million within three months of the closing of the GBE transaction, inclusive of the $9,239,000 raised in the 2011 private placement.  The remaining shares were scheduled to vest as follows: 3,750,000 on February 15, 2012 and 3,750,000 on February 15, 2013.  However, Mr. Gaines returned the stock he received and forfeited the unvested stock when he separated from Strategic in April 2011.

●
On February 15, 2011, we granted 15 million shares of common stock to Amiel David in part as compensation for bringing us the opportunity to make the acquisition described above and in part as new director and officer compensation. 50% of shares vested on that date and are valued at $1,200,000 based on the closing stock price on the grant date and recorded in expense as acquisition-related costs. Our agreement with Mr. David provides for a proportional increase in the shares awarded if we raise in excess of $11 million within three months of the closing of the GBE transaction, inclusive of the $9,239,000 raised in the 2011 private placement. The remaining shares were scheduled to vest as follows: 3,750,000 on February 15, 2012 and 3,750,000 on February 15, 2013.  However, Mr. David returned the stock he received and forfeited the unvested stock when he separated from Strategic in April 2011.

Supplemental pro forma information (unaudited)

The unaudited pro forma results presented below for the years ended July 31, 2011 and 2010 have been prepared to give effect to the purchase described above as if it had been consummated on August 1, 2009.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if this acquisition had been completed on such date or to project our results of operations for any future date or period.

	July 31,
	2011	2010
Revenues	$5,409,007	$2,625,186
Loss from operations	(9,821,277)	(6,906,519)
Net loss	(11,230,351)	(5,798,775)
Loss per share, basic and diluted	(0.10)	(0.04)

Note 3 – Oil and Gas Properties

Oil and natural gas properties as of July 31, 2011 and 2010 consisted of the following:

	July 31,
	2011	2010
Evaluated Properties
Costs subject to depletion	$7,962,387	$1,459,552
Depletion	(567,189)	(265,872)
Total evaluated properties	7,395,198	1,193,680

Unevaluated properties	—	734,533
Net oil and gas properties	$7,395,198	$1,928,213

Evaluated properties

Galveston Bay properties

In February 2011, we acquired a company that operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.  The transaction is more fully described in Note 2 – Acquisition of Galveston Bay Energy, LLC.  The portion of the purchase price for the company that was allocated to Oil and Gas Properties was $9,840,834, which includes assumed asset retirement obligations of $5,843,330.

Immediately following our acquisition of GBE, we sold 25% of our own aggregate working interest in the Galveston Bay fields for $2,550,000 in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer as described in Note 2 – Acquisition of Galveston Bay Energy, LLC. In conjunction with its working interest purchase, SPE also assumed 25% of the asset retirement obligations associated with the properties, which totaled $1,523,573. As a result of these transactions, GBE is our wholly owned subsidiary and owns approximately 53% of the aggregate net revenue interest in the four fields. In accordance with the Full Cost accounting rules, this transaction was accounted for as a reduction of our oil and gas properties and no gain or loss was recognized.

GBE has interests in multiple leases with the State of Texas General Land Office in Galveston Bay.  With the acquisition of GBE, our primary operations are offshore in Galveston Bay.

Subsequent to the balance sheet date, we repurchased SPE’s working interest.  As a result, as of September 1, 2011, our aggregate net revenue interest has increased to approximately 72%. (see Note 15 – Subsequent Events)

Onshore property

We own interests in properties in Louisiana, Texas, and Illinois.  As of July 31, 2011, our interests in these properties were as follows:

Illinois

As of July 31, 2010, we owned 100% working interest in multiple leases in or near Markham City, Illinois. In January 2011, we farmed out our Markham City North, Illinois prospect to Core Minerals Management II, LLC (“Core”).   Under the farmout agreement, we retained a 10% working interest and assigned the balance of our working interest in the Markham City prospect to Core.  Core became the operator of the property.  Our working interest is carried until the Core meets the “Earnings Threshold” of $1,350,000.  Core will perform exploration activities on the prospect.  Core will spud the initial well by June 30, 2011 or the working interest reverts to us.  If Core does not expend one-half of the Earnings Threshold by April 1, 2012, our working interest reverts to 50% and if Core does not expend the entire Earnings Threshold by January 24, 2013, Core will reassign to us working interest equal to the proportion of the Earning Threshold which up to that time it has not spent.  After payout of the property, $1,350,000 or 29,000 barrels, provided that we hold less than 25% working interest in the property at payout, our working interest will be adjusted to 25%. There were no proceeds or payments associated with this transaction, thus there was no immediate accounting impact to this transaction.

The farmout agreement was modified in March 2011 to extend the deadline for spudding the initial well to September 30, 2011.  Additionally, in June 2011, Core acquired two existing wells from another operator and has assigned a ten percent (10%) working interest in both wells to Penasco.  One of the acquired wells will be used as a water injection well and the other will be used as a production monitor well.  The wells and lease that the wells are on are subject to the farmout agreement.  Finally, in July 2011, Penasco assigned a ninety percent (90%) working interest in multiple leases to Core and the leases assigned leases are subject to the farmout agreement.

In September 2011, Core commenced drilling of three wells in the Markham City, Illinois project area as more fully discussed in Note 15 – Subsequent Events.

Texas

We own 100% working interest (90% after payout) and a 72.5% net revenue interest (65.25% after payout) in approximately 81 acres of an oil and gas lease (the “Welder Lease”) located in Calhoun County, Texas.  There are two productive wells on the property, which is operated by a company owned by one of our officers.

We own a 3% working interest in approximately 138 acres of an oil and gas lease (the “Janssen Lease”) located in Karnes County, Texas.

Louisiana

We own a 6.25% overriding royalty interest in properties located in Franklin and Richland parishes in Louisiana (the “Holt” and “Strahan” properties). As of July 31, 2010, we held 97% working interest in the Holt property and 100% working interest in the Strahan property.  In November 2010, we sold our working interest in the Holt and Strahan properties for $100,000 and a retained overriding royalty interest of 6.25%. The buyer assumed the asset retirement obligation, which was $38,775, associated with the property. We executed a note receivable for the purchase price of $100,000.  The buyer will pay 5% of its production revenue, net of severance tax, until the balance is repaid.  We estimate the realizable value of the note as $50,000, based on the operating environment in the lease area and the time frame for projected collection.  As of July 31, 2011, the balance on the note was $45,355. The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

As of July 31, 2010 we owned working interest in the Dixon lease, a 160 acre tract in Franklin Parish, Louisiana which had two producing oil wells. In September 2010, we sold our interest in the Dixon lease for cash proceeds of $75,000. The buyer assumed the asset retirement obligation, which was $12,132, associated with the property. The proceeds and the assumption of the asset retirement obligation were treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

Unevaluated Properties

Additions to unevaluated property during the year ended July 31, 2011 include interest capitalized of $51,671, exploration costs of $98,224 and acquisition costs of $67,204. As of July 31, 2010, we had accumulated $734,533 of costs associated with unevaluated properties.  During the year ended July 31, 2011, we reclassified properties with accumulated costs of $751,631 from unevaluated to evaluated properties based on our determination that reserves would or would not be assigned to the properties as follows:

●
In August 2010, we entered into an agreement with a consultant to assist in marketing our Kenedy Ranch lease to investors. Under the terms of the agreement, the consultant would receive a 5% working interest, carried to the casing point, carved out from our retained portion of the lease. In September 2010 we assigned 81.25% working interest in the Kenedy Ranch lease to Chinn Exploration Company (“Chinn”) for $200,000 cash. The agreement provided that Chinn would operate the property and would drill a test well within 18 months of the date of the agreement. We retained an 18.75% working interest and our marketing consultant received a 5% working interest carved out from our interest. Thus, after compensation of the consultant, our working interest in Kenedy Ranch was 13.75%. The cash proceeds we received in conjunction with this agreement were treated as a reduction of capitalized cost in accordance with rules governing full cost companies. We declined to participate further in the project and thus determined that reserves would not be assigned.  We reclassified the net accumulated costs, $166,361, which includes capitalized interest of $46,969, and is net of the $200,000 of cost recovery to evaluated property.

●
As of December 31, 2010, we had drilled two dry holes on our Koliba lease.  We determined that we would not perform further exploration activities and reclassified the accumulated costs, $103,681, including capitalized interest of $7,110, to evaluated property.

●
During the quarter ended January 31, 2011, we determined that we would not pursue further exploration activities on multiple leases in Texas, Louisiana, and Illinois, and reclassified the accumulated costs, $198,705, to evaluated property.

●
During the fourth quarter of 2011, we reclassified the accumulated costs pertaining to our Markham City North prospect, $282,884, including capitalized interest of $43,529, to evaluated property.  In September 2011, the operator of the lease drilled three wells on the lease, one of which is productive.  Accordingly, we expect to assign reserves to the prospect.

In September 2011, we purchased an interest in leases in Duval County, Texas, as more fully discussed in Note 15 - Subsequent Events.

Note 4 - Impairment

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of January 31, 2011, the net book value of oil and gas properties exceeded the ceiling amount by $140,029 and, accordingly, an impairment charge was recorded.  As of July 31, 2011, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of July 31, 2011 and 2010:

	2011	2010
Liability for asset retirement obligation, beginning of period	$57,623	$22,662
Asset retirement obligations assumed – see Note 2	5,843,330	10,598
Asset retirement obligations sold – see Note 3	(1,523,573)	—
Accretion	213,866	23,632
Revisions in estimated cash flows	—	731
Costs incurred	(135,318)	—
Liability for asset retirement obligation, end of period	$4,455,928	$57,623

Note 6 – Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to $5,000,000 with a commercial bank.  The note carries interest at a rate of prime + 1% (currently 6%) with a minimum interest rate of 5%. Interest is payable monthly.  We must use proceeds from the line of credit solely to enhance our Galveston Bay properties.   The note is collateralized by our Galveston Bay properties and substantially all GBE’s assets.  Strategic has also executed a parental guarantee of payment.  As of July 31, 2011, we had outstanding $1,360,573 on this line of credit.  We have $3,639,427 available on the line of credit as of July 31, 2011.  In November 2011, we repaid $500,000 of the line of credit.

We incurred $66,076 of loan origination fees which are being amortized straight line over one year, the term of the loan.  As of July 31, 2011, $24,057 had been amortized.

Note 7 – Notes Payable

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

We analyzed the convertible debentures for derivative accounting consideration under FASB ASC Topic No. 815-10 (formerly SFAS 133) and ASC Topic No. 815-40 (formerly EITF 00-19). We determined the conversion feature met the criteria for classification in stockholders’ equity as the terms limit the number of shares to be delivered upon conversion by specifying the floor on the conversion price. Therefore, derivative accounting is not applicable for the convertible instruments.

We evaluated the warrants for derivative accounting consideration under FASB ASC Topic No. 815-10 (formerly SFAS 133) and ASC Topic No. 815-40 (formerly EITF 00-19). We have concluded that the warrants, limiting the number of shares issuable, meet the criteria for classification in stockholders’ equity. Therefore, derivative accounting is not applicable for the warrants.

The intrinsic value of the beneficial conversion feature was $58,779.   The relative fair value of the warrants and the intrinsic value of the beneficial conversion feature totaling $150,000 were recorded as a discount to the notes. The discount was amortized and charged to interest expense over the life of the note using the effective interest rate of 278% per annum.

During the year ended July 31, 2011, we accrued interest of $16,042 at the contracted rate of 15% on the principal outstanding on the note.

As of July 31, 2011 and July 31, 2010, $150,000 and $104,564 of the discount had been amortized, respectively. The note was scheduled to mature in September 2010 and the principal and interest was repaid in full during our 2011 fiscal year.

2010 Promissory Notes

We issued promissory notes for funds received from two private lenders of $20,000 and $25,000 during January 2011. The principal on the notes are due after one year and bear interest at 15% per annum payable on a quarterly basis.  During 2011 the notes and the accrued interest thereon were extinguished with the issuance of 466,360 shares of common stock valued, using the closing stock price on the date of the extinguishment, at $46,636.  Because the amount extinguished was less than the principal and accrued interest, we experienced a gain on this extinguishment of $1,013.

During the year ended July 31, 2011, we issued promissory notes for funds received from three directors, two of whom were also officers of Strategic, for aggregate proceeds of $203,300.  In February 2011, we paid $13,577 of principal on the notes payable using common stock.  The notes are more fully described in Note 11 – Related Party Transactions.

On February 15, 2011, one of the lenders resigned as a director of the company.  Accordingly, his outstanding $175,000 note payable is no longer classified as a related party debt.

Subsequent to the balance sheet date, the principal and interest on the 2010 Promissory Notes were paid in full.

Insurance Note Payable

In addition, we financed our commercial insurance program using a note payable in installments that include principal and interest of $20,384 per month for nine months.  The monthly payments include interest at an annual percentage rate of 4.95%.  At July 31, 2011, there was $80,596 remaining outstanding on this note.  In September 2011, we purchased additional financed insurance coverage which resulted in the addition of $18,667 to the note.  The installments payable on the note increased to $26,704, effective for the three remaining payments on the note.

Note 8 – Derivative Warrant Liability

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

Certain warrants we issued during the year ended July 31, 2010 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants issued during the year ended July 31, 2010, were determined using a lattice model and have been recognized as a derivative liability as described below.

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
•
The projected volatility was based on historical volatility.  Because we do not have sufficient trading history to determine our own historical volatility,  we used the volatility of a group of comparable companies combined with our own historical volatility from May 2009, when we began trading.

The following table provides the basis for the volatility curve used in the model:

Date of valuation	1 year	2 year	3 year	4 year	5 year

October 15, 2009 (Issuance of warrants to purchase 12,977,500 shares of common stock)	121%	255%	304%	320%	331%

November 13, 2009 (issuance of warrants to purchase 6,030,000 shares of common stock)	219%	272%	284%	300%	350%

April 12, 2010 (exercise of warrants to purchase 2,775,870 shares of common stock)	219%	272%	284%	300%	350%

July 31, 2010 (year end remeasurement)	132%	271%	300%	312%	329%

October 13, 2010 (exercise of warrants to purchase 870,000 shares of common stock)	132%	271%	300%	312%	329%

July 31, 2011 (year end remeasurement)	134%	192%	301%	329%	341%

The total fair value of the warrants issued during October 2009, amounting to $3,349,984, was recognized as a derivative liability on the date of issuance.  The fair value on the date of issuance includes the net cash proceeds from the sale of stock of $2,042,112, the value of accounts payable and debt settled of $310,000, and an unrealized loss as of the date of issuance of $997,872.

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

The total fair value of the warrants issued during November 2009, amounting to $1,467,759, was recognized as a derivative liability on the date of issuance.  The fair value on the date of issuance includes net cash proceeds from the sale of stock of $1,016,750, the fair value of warrants granted to a consultant for business development services of $12,170, and an unrealized loss as of the date of issuance of $438,839.

In April 2010, the exercise price of the 19,007,500 derivative warrants issued during October and November 2009 was reduced from $0.35 to $0.23 per share.  These warrants are measured at fair value, with changes in fair value recognized currently in earnings in our consolidated statement of operations under the caption “Gain (loss) on derivative warrant liability.  Thus, the impact of the repricing is included in earnings as a part of the recurring measurement of the warrants’ fair value.

2,775,870 of the warrants classified as derivatives and issued during October 2009 were exercised during April 2010 for $638,450. This reduced the derivative liability by $702,229 and increased the additional paid-in capital by the same amount.

870,000 of the warrants classified as derivatives and issued during November 2009 were exercised during the year ended July 31, 2011 for $200,100. This reduced the derivative liability by $166,265 and increased the additional paid-in capital by the same amount.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2011.

	Carrying Value at	Fair Value Measurement at July 31, 2011
	July 31, 2011	Level 1	Level 2	Level 3

Derivative warrant liability	$2,543,223	-	$-	$2,543,223

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the year ended July 31, 2011:

Beginning balance – July 31, 2010	$1,502,700
Reduced for warrants exercised	(166,265)
Unrealized loss on changes in fair value of derivative liability	1,206,788
Change in fair value of derivative liability	1,040,523
At July 31, 2011	$2,543,223

The $1,040,523 change in fair value was recorded as a reduction of the derivative liability and as a $1,206,788 unrealized loss on the change in fair value of the liability in our statement of operations and a $166,265 adjustment to paid-in capital related to the exercise during the period of warrants classified as derivative liabilities.

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

Note 9 – Share Return and Settlement

As discussed in Note 2 – Acquisition of Galveston Bay Energy, LLC, we granted 30 million shares to  Alan D. Gaines and Amiel David in part as compensation for bringing us the opportunity to make the GBE acquisition and in part as new director and officer compensation. 50% of shares vested that date and are valued at $1,200,000 based on the closing stock price on the grant date and recorded in expense as acquisition-related costs.  However, Mr. Gaines and Mr. David returned the stock they received and forfeited the unvested stock when they separated from Strategic in April 2011.

The return of the 15,000,000 shares of Strategic’s common stock held by Mr. Gaines and Mr. David in April 2011 was subject to a settlement agreement whereby they would:

•	Receive $1,043,750 cash,

•	Receive warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.10 and a three year term, and

•	Return the 15,000,000 shares of common stock that they had received in February 2011 to Strategic.

Cash settlement involving unvested equity awards effectively vests the award; accordingly, we recognized $1,800,000 of compensation cost for the unvested 15,000,000 shares of common stock on the date of the settlement agreement.  The stock was valued using the closing stock price on the settlement date.

In summary, the transactions involving Mr. David and Mr. Gaines are recognized on the income statement as follows:

Transaction	Amount	Income statement recognition
Grant of 15,000,000 vested shares of common stock on February 15, 2011	$2,400,000	Included in Acquisition-related costs
Expense associated with the settlement of 15,000,000 shares of previously unvested common stock on April 1, 2011	1,800,000	Share return and settlement
Total expense recognized	$4,200,000

The warrants had an estimated fair value of $991,240 as computed using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of  .61%, a dividend yield of 0%, and an expected volatility of 150.43%.

The fair value of the cash and equity based consideration that Mr. Gaines and Mr. David received in the settlement was, therefore, $2,034,990.  The fair value of the settlement did not exceed the value of compensation associated with the award that was previously recognized, $4,200,000 as detailed above.  Thus, there was no additional expense incurred in the settlement. The cash settlement was debited directly to additional paid-in capital and the return of stock was credited to paid-in capital and debited to common stock.

Note 10 – Capital Stock

Share Capital

Our capitalization at July 31, 2011 was 500,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock Issuances

Stock issued for cash, net of share issuance costs, and for warrants exercised for cash:

On October 15, 2009, we completed a private placement for 10,950,000 units at a subscription price of $0.20 per Unit for gross proceeds of $2,190,000.  Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 10,950,000 shares of common stock had an exercise price of $0.35 per warrant share and expire five years from the date of issuance.  The purchase price for 1,000,000 units, or $200,000, was collected during the year ended July 31, 2009, and the shares were deemed as issued as of July 31, 2009.  The proceeds from this placement, net of finder’s fees paid in cash, were allocated to the warrants because the warrants contain a down round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability) and fair value of the warrants was classified as a liability.

In November 2009, we completed a private placement for 5,250,000 units at a subscription price of $0.20 per Unit for gross proceeds of $1,050,000.  Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 5,250,000 shares of common stock had an exercise price of $0.35 per warrant share and expire five years from the date of issuance. The proceeds, net of finder’s fees, were allocated to the warrants because the warrants contain a down round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability) and fair value of the warrants was classified as a liability.

We paid $181,138 of cash offering costs associated with the placements completed in October and November 2009.  Accordingly, the net cash proceeds raised from these placements totaled $2,858,862. The warrants contain a down round ratchet provision and are derivatives (see Note 8 – Derivative Warrant Liability) and thus the net proceeds were allocated to the warrants. The fair value of the warrants was classified as a liability.

In addition, during October and November 2009, we granted warrants to purchase 1,207,500 shares of common stock at $.35 per share which expire five years from the date of issuance as finder’s fees.  The fair value of the warrants was calculated using a lattice model as $300,925. The warrants contain a down round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability) and the fair value of the warrants was classified as a liability at issuance.

In April 2010, an aggregate of 2,775,870 share purchase warrants were exercised for net proceeds of $638,450.  The warrants were derivative warrants; accordingly, the warrant derivative liability as of the date of exercise, $702,229, was reclassified to paid-in capital.  A total value of $1,340,679 was recorded in conjunction with this transaction.

During October 2010, an aggregate of 870,000 share purchase warrants were exercised for net proceeds of $200,100.  The warrants were derivative warrants; accordingly, the warrant derivative liability associated with these warrants as of the date of exercise, $166,265 was reclassified to paid-in capital.

During February 2011, we completed a private placement in which we sold 92,390,000 shares of common stock for $0.10 per share to raise gross proceeds of $9,239,000 (the “2011 private placement”).  We paid $142,800 in cash offering costs as finders’ fees and $63,581 in associated legal costs, resulting in net cash proceeds of $9,032,619. Additionally, we granted 1,500,000 shares of common stock and warrants to purchase common stock as detailed below as finders’ fees.  All costs associated with this transaction, including the shares and warrants granted as finders’ fees, were recorded as a reduction in the private placement proceeds, and reflected as an adjustment to equity.

In connection with the 2011 private placement, we granted equity based compensation for finders’ fees in conjunction with the offering as follows: 1,500,000 shares of common stock, warrants to purchase 1,300,000 shares of common stock at an exercise price of $0.10 per share with a contractual term of three years, and warrants to purchase 128,000 shares of common stock at an exercise price of $0.10 per share with a contractual term of three years.  The stock was valued as $240,000 using the closing stock price on the date of grant.

The fair value of the warrants to purchase 1,300,000 shares of common stock, as computed using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.41%, a dividend yield of 0%, and an expected volatility of 150.78%, was $177,506.  The fair value of the warrants to purchase 128,000 shares of common stock, as computed using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 151.24%, was $15,108.  As finders’ fees, the cost of the compensation reflected in equity.

This capital raise triggered the anti-dilution provisions of the units previously sold in October and November 2009.  The investors involved in the previous capital raise received 17,750,000 shares of common stock in accordance with these provisions.  Additionally, the exercise price of the warrants issued with the 2009 raise decreased to $0.10 per share and the warrant holders received warrants to purchase an additional 15,982,369 shares of common stock.  The additional warrants received in this transaction contain the same price reset provision as the original warrants and accordingly are derivative warrants as more fully described in Note 8 - Derivative Warrant Liability.

For debt:

In September 2009, we settled $143,800 of outstanding accounts payable to consultants with Units comprised of one common share and one warrant to purchase the same number of shares of common stock.  The warrants had an exercise price of $0.40 per share and expire three years from the date of issuance. 479,332 Units at a price of $0.30 per Unit were used to settle the accounts payable. The proceeds were allocated to the warrants and stock, respectively, based on their relative fair values as $44,325 and $99,475.

In October 2009, we settled $122,885 of outstanding accounts payable to consultants, officers, and directors with Units having the same terms as the October 2009 private placement.  Thus, 614,417 Units at a price of $0.20 per Unit were used to settle the accounts payable. Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 617,417 shares of common stock had an exercise price of $0.35 per share and expire five years from the date of issuance. The proceeds were allocated to the warrants, which contain a down-round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability) and classified as a liability.

During February 2011, we settled accounts payable to consultants totaling $129,375 with the issuance of 1,293,750 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $181,127; the excess fair value over the outstanding debt, which was recognized as a loss on settlement of accounts payable, was $51,750.

During April 2011, we settled accounts payable to a consultant and notes payable (See Note 7 – Notes Payable) totaling $51,174 with the issuance of 501,610 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $50,162; the outstanding debt exceeded fair value by $1,013 and was recognized as a gain on settlement of accounts payable.

For debt  – related party:

In October 2009, we settled $187,116 of principal and interest outstanding on notes payable to three related parties with Units having the same terms as the October 2009 private placement.  Thus, 935,583 Units at a price of $0.20 per Unit were used to settle the debt. Each Unit is comprised of one common share and one warrant to purchase the same number of shares of common stock. The warrants to purchase 935,583 shares of common stock had an exercise price of $0.35 per share and expire five years from the date of issuance. The proceeds were allocated to the warrants, which contain a down-round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability) and was classified as a liability.

During February 2011, we settled accounts payable to officers and directors and $13,577 of principal on notes payable to officers totaling $66,539 with the issuance of 665,390 shares of common stock.  The fair value of the stock, as determined using the closing stock price on the date of grant, was $93,155; the excess fair value over the outstanding debt, which was recognized as additional compensation costs, was $26,616.

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

During the year ended July 31, 2011, we issued 500,000 shares of common stock to consultants for services valued at $82,008.  The shares were valued using the closing market price on the date of grant.

We granted 15,914,634 shares of common stock to three individuals, as detailed below, as finders’ fees for their roles in the acquisition of GBE (See Note 2 – Acquisition of Galveston Bay Energy, LLC).  The shares were valued, based on the closing stock price on the date of grant, at $2,546,342. 15,000,000 of the shares granted were later returned to the Company as described in Note 9 – Share Return and Settlement.

We settled accounts payable and notes payable due to related parties, as discussed below.  Because the fair value of the stock issued exceeded the outstanding debt, we recognized $26,616 as compensation.

Deemed dividend:

Our 2011 capital raise triggered the anti-dilution provisions of the units previously sold in October and November 2009.  The investors involved in the previous capital raise received 17,750,000 shares of common stock in accordance with these provisions.  The value of the shares that were issued, based upon the closing stock price on the date of issuance, was $2,840,000 and was treated as a deemed dividend.

Share return and settlement

Two individuals returned 15 million shares that had been issued in conjunction with the acquisition of GBE as part of a settlement that is described in Note 9 – Share Purchase and Settlement.  The settlement resulted in additional expense of $756,250.

Stock Compensation Plans

Strategic may grant up to 40,000,000 shares of common stock under several historical stock-based compensation plans (the “Plans”). During April 2011, the Board of Directors authorized and approved the adoption of the 2011 Stock Incentive Plan (the “2011 Plan”). An aggregate of 25,000,000 shares of our common stock may be issued under the 2011 Plan. During August 2010, the Board of Directors authorized and approved the adoption of the 2010 Stock Incentive Plan (the “2010 Plan”). An aggregate of 5,000,000 shares of our common stock may be issued under the 2010 Plan. An aggregate of 10,000,000 of our shares may be issued under the 2009 Re-Stated Stock Incentive Plan (the “2009 Plan”).  The Plans are administered by the Board of Directors which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

For the years ended July 31, 2011 and 2010, compensation expense associated with option grants was $466,409 and $639,469, respectively.  In addition, we granted stock valued at $2,654,551 and $519,115, respectively, as described above.

The fair value of each option or warrant award is estimated using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility because we do not have traded options. Prior to May 2009, the volatility was determined by referring to the average historical volatility of a peer group of public companies because we did not have sufficient trading history to determine our own historical volatility.  Beginning with computations after May 2009, when there was an active trading market for our stock, we have included our own historical volatility in determining the volatility used.  We will continue to use a peer group until we have sufficient trading history to determine our own historical volatility.

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

The following table details the significant assumptions used to compute the fair market values of stock options granted:

	2011	2010
Risk-free interest rate	0.18%-2.79%	0.47%-0.68%
Dividend yield	0%	0%
Volatility factor	138%-153%	159.50%-162.03%
Expected life (years)	1-6.5 years	1.5-2.13 years

Options granted to non-employees

The following table provides information about options granted to non-employees under our stock incentive plans during the years ended July 31, 2011 and 2010:

	2011	2010
Number of options granted (1)	14,900,000	2,600,000
Compensation expense recognized (1)	$313,284	$639,469
Weighted average fair value of options granted	$0.10	$0.20

(1)	Excluding those options deemed re-issued in the repricing discussed below

We account for options granted to non-employees under the provisions of ASC 505-50 and record the associated expense at fair value on the final measurement date.  Because there is no disincentive for nonperformance for these awards, the final measurement date occurs when the services are complete, which is the vesting date. For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

•
A summary of the grants made during the years ended July 31, 2011 and 2010 follows: In April 2011, options to purchase 12,500,000 shares of common stock with an exercise price of $0.10 per share and a term of ten years were granted to an officer and director of the company.  The options vest 20% each six months over the 30 months following the award.

•
In April 2011, options to purchase 1,000,000 shares of common stock with an exercise price of $0.10 per share and a term of ten years were granted to a director who also provides consulting services to us.  The options vest 20% each six months over the 30 months following the award.

•
In August 2010, options to purchase 1,400,000 shares of common stock with an exercise price of $0.20 per share and a term of three years were granted to one of our officers.  The options vest 25% each six months over the 18 months following the award with the first 25% or 350,000 shares vesting immediately.

•
In November 2009, options to purchase 2,500,000 shares of common stock with an exercise price of $0.20 per share and a term of three years were granted to our new CEO.  The initial fair value of the options was $770,020.  Options to purchase 625,000 shares (25% of the award) vested immediately; the remaining options vest 25% each six months over the following 18 months.  The expected term of the options that vested immediately, computed using the simplified method, was two years.  The expected term of the options with graded vesting, computed using the simplified method, was 2.125 years.

•
In November 2009, options to purchase 100,000 shares of common stock with an exercise price of $.20 per share and a term of three years were granted to employee consultant as a signing bonus.  The fair value of the options was $31,445.  The options vest 25% each six months over the 24 months following the award.  The expected term of the options, computed using the simplified method, was two years.

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the years ended July 31, 2011 and 2010:

	2011	2010
Number of options granted	6,500,000	-
Compensation expense recognized	$64,366	-
Weighted average fair value of options granted	$0.10	-

A summary of the grants made during the year ended July 31, 2011 and 2010 follows:

In April 2011, options to purchase 6,500,000 shares of common stock with an exercise price of $0.10 per share and a term of ten years were granted to five employees.  The options vest 20% each six months over the 30 months following the award. Because the grantees were employees, the awards are accounted for under the provisions of ASC 718.  Accordingly, they are measured at fair value on the date of grant and the expense associated with the grant will be amortized over the 30 month vesting period on a straight line basis.

During the year ended July 31, 2010, we granted no options to employees.

Option Repricing

During April 2011, the Board of Directors approved the repricing of all of the then outstanding options to $0.10 per share.  On the date of the repricing, options to purchase 7,530,000 shares were outstanding.  The modification was accounted for as a cancellation of the original grant and a new award.  The fair value of the modification was computed by comparing the fair value of the options immediately prior to the award with their original terms to the fair value of the repriced options.  At the time of the repricing, options to purchase 6,155,000 shares were vested.  The expense associated with the modification of these options, $88,759, was recognized in expense on the date of the repricing.  The remaining options to purchase 1,375,000 shares were granted to non-employees and an estimate of the fair value of the modified grant will be recognized at each reporting date with an adjustment to the estimate as of the vesting date to reflect the current fair value.

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

Based on the fair value of the options as of July 31, 2011, there was $1,626,360 of unrecognized compensation costs related to non-vested share based compensation arrangements.

Summary information regarding stock options issued and outstanding as of July 31, 2011 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2009	6,530,000	$0.34	$62,500	8.16
Granted	2,600,000	0.20
Exercised	-	-
Expired	(425,000)	0.35
Outstanding at year ended July 31, 2010	8,705,000	0.30	$20,000	5.40
Granted	28,930,000	0.10
Exercised	-	-
Expired	(10,105,000)	-
Outstanding at year ended July 31,2011	27,530,000	$0.10	$1,101,200	8.14

Options outstanding and exercisable as of July 31, 2011:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.10	20,000,000	9.73 years	-
0.10	1,180,000	7.81 years	1,180,000
0.10	2,350,000	5.93 years	2,350,000
0.10	1,400,000	2.05 years	700,000
0.10	2,600,000	1.33 years	2,575,000
	27,530,000		6,805,000

Options outstanding and exercisable as of July 31, 2010:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.10	250,000	6.93 years	250,000
0.20	2,600,000	2.33 years	1,275,000
0.35	425,000	1 year or less	425,000
0.35	500,000	1.63 years	500,000
0.35	3,200,000	6.93 years	3,200,000
0.35	1,730,000	8.81 years	1,535,000
	8,705,000		7,185,000

Warrants

We issued or modified the following warrants during the years ended July 31, 2011 and 2010:

With debt and equity:

During September 2009, we issued warrants to purchase 939,498 shares of common stock with an exercise price of $0.40 per share and a three year term in conjunction with the sale of stock and the settlement of accounts payable.

In October 2009, we issued warrants to purchase 12,500,000 shares of common stock with an exercise price of $0.35 per share and a five year term in conjunction with the sale of stock and the settlement of accounts payable and debt to related parties. We also issued as finder’s fees warrants to purchase 477,500 shares of common stock with an exercise price of $0.35 and a five year term. The warrants contain a down round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability)

In November 2009, we issued warrants to purchase 5,250,000 shares of common stock with an exercise price of $0.35 per warrant share and a five year term.  We also issued as finder’s fees warrants to purchase 730,000 shares of common stock with an exercise price of $0.35.  The warrants contain a down round ratchet provision and are derivatives (see Note 8 - Derivative Warrant Liability)

During the year ended July 31, 2010, we issued warrants to purchase 100,000 shares of common stock with an exercise price of $.25 per share and a three year term with a promissory note payable.  We recognized the relative fair value of the warrants of $16,000 as a discount on the note and a component of stockholders’ equity. The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk free interest rate of 1.39%, a dividend yield of 0%, and an expected volatility of 142%. In addition, we adjusted the debt discount related to the convertible note payable issued in March 2009 by increasing it by $12,067 during the year ended July 31, 2010.

In connection with our 2011 private placement, and the Share return and settlement discussed in Note 8 we issued a total of 27,410,369 warrants to purchase our common stock.

For services:

During the year ended July 31, 2010, we granted warrants to purchase 50,000 shares of common stock to a consultant.   The compensation expense associated with this grant was expensed in the year ended July 31, 2010 and was $12,170.  The warrants have a down-round ratchet provision on the exercise price; thus, the fair value of the warrants was classified as a liability.

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

Warrant modifications

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

During April 2010, we reduced the exercise price of warrants to purchase 19,007,500 shares of common stock from $.35 per share to $.23 per share.  Because the warrants were derivative warrants, the repricing was included in the recurring measurement of the warrants’ fair value. (See Note 8 – Derivative Warrant Liability).

On February 15, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. We amended this agreement effective on March 9, 2011.  Geoserve will provide investor relations services.  The agreement has a three year term. The consulting agreement as amended provides that we will compensate Geoserve with warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share with a five year term (expiring February 15, 2016) as prepayment for the first year of service.  We may terminate the agreement after the first year with thirty days’ notice. On February 15, 2011, the first tranche of warrants to purchase 20,000,000 shares of common stock vested. The warrants had an estimated fair value of $2,885,807 as computed using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of  2.35%, a dividend yield of 0%, and an expected volatility of 134.26%.  We recognized the $2,885,807 as consulting expense – related party in year ended July 31, 2011.

If our common stock attains a five day average closing price of $.30 per share, an additional 15,000,000 warrants with an exercise price of $0.10 and an expiration date of February 15, 2016 shall be issued.  If our common stock attains a five day average closing price of $.60 per share, an additional 15,000,000 warrants with an exercise price of $0.10 and an expiration date of February 15, 2016 shall be issued. The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The warrants to purchase 15,000,000 shares of common stock at $.30 per share and 15,000,000 shares of common stock at $.60 per share will be amortized over the derived service periods of 2.07 years and 2.49 years, respectively.  As of July 31, 2011, the fair value of the warrants to purchase 15,000,000 shares of common stock at $.30 per share was $355,072 and the fair value of the warrants to purchase 15,000,000 shares at $.60 per share was $188,691.  We recognized $79,752 of expense associated with these warrants during the year ended July 31, 2011.

Summary information regarding common stock warrants issued and outstanding as of July 31, 2011, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2009	6,360,279	$0.91	-	.20
Granted	44,732,437	0.37	-	-
Exercised	(2,775,870)	0.23	-	-
Expired	(24,717,779)	0.49	-	-
Outstanding at year ended July 31, 2010	23,599,067	0.42	-	3.02
Granted	77,410,369	0.10	-	-
Exercised	(870,000)	0.10	-	-
Expired	(6,177,939)	0.92	-	-
Outstanding at year ended July 31,2011	93,961,497	$0.10	$3,710,880	3.83

Warrants outstanding and exercisable as of July 31, 2011:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.10	50,000,000	4.55 years	20,000,000
0.10	31,343,999	3.21 years	31,343,999
0.10	10,000,000	2.67 years	10,000,000
0.10	128,000	2.58 years	128,000
0.10	1,300,000	2.55 years	1,300,000
0.40	939,498	1.15 years	939,498
0.25	200,000	1.09 years	200,000
1.00	50,000	.03 years	50,000
	93,961,497		63,961,497

Warrants outstanding and exercisable as of July 31, 2010:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$0.23	16,231,630	4.21 years	16,231,630
0.25	200,000	2.09 years	200,000
0.35	346,143	1 year or less	346,143
0.40	939,498	2.15 years	939,498
0.60	673,558	1 year or less	673,558
1.00	5,158,238	1 year or less	5,158,238
1.00	50,000	1.03 years	50,000
	23,599,067		23,599,067

Note 11 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties.  Revenues generated from these properties were $458,959 and $295,574 for the years ended July 31, 2011 and 2010, respectively.  In addition, lease operating costs incurred from these properties were $176,096 and $229,067 for the years ended July 31, 2011 and 2010, respectively.

As of July 31, 2011 and 2010, respectively, we had outstanding accounts receivable associated with these properties of $69,880 and $28,975 and no accounts payable.

From time to time, officers, directors, and family members of officers and directors have loaned us funds.  The following table provides a summary of related party debt outstanding as of:

	July 31, 2011	July 31, 2010
Note payable to a director, interest rate 6% per annum, due on demand after February 2011	$6,423	$-
Note payable to an officer and director, interest rate 6% per annum, due on demand after February 2011	8,300	-
Notes payable to related parties	$14,723	$-

Additionally, one of our directors loaned us $185,000 during November and December 2010.  This director resigned in February 2011 and his outstanding debt at the time of his resignation, $175,000, is classified as a non-related party note payable.

In February 2011, we settled $13,577 of the outstanding notes payable to two of the then related parties with the issuance of 135,769 shares of common stock using a conversion rate of $0.10 per share. The stock was valued using the closing stock price on the transaction date at $19,006; the excess fair value of $5,429 was recorded as compensation expense.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our Chief Executive Officer and a Director, as described below.  We also sold 25% of the working interest we acquired when we acquired Galveston Bay Energy, LLC for $2,550,000 to a different company, SPE Navigation I, LLC, controlled by Mr. Watts (See Note 3 – Oil and Gas Properties).  Subsequent to the balance sheet date, we purchased SPE for 95,000,000 shares of Strategic common stock.   As of July 31, 2011, SPE owed us $213,866 in joint interest receivables and we owed $497,108 of revenue payable to SPE.  Subsequent to the balance sheet date, we remitted $282,052 to SPE in conjunction with these balances.

On February 15, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. We amended this agreement effective on March 9, 2011.  Geoserve will provide investor relations services.  The agreement has a three year term. The consulting agreement as amended provides that we will compensate Geoserve with warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.10 per share with a five year term (expiring February 15, 2016) as prepayment for the first year of service. If our common stock attains a five day average closing price of $.30 per share, an additional 15,000,000 warrants with an exercise price of $0.10 and an expiration date of February 15, 2016 shall be issued.  If our common stock attains a five day average closing price of $.60 per share, an additional 15,000,000 warrants with an exercise price of $0.10 and expiration date of February 15, 2016. We recognized $2,929,550, as detailed in Note 10 – Capital Stock.  The contract permits us to terminate the agreement after the first year with thirty days’ notice.

Note 12 - Income Taxes

Our net loss before income taxes totaled $(10,285,243) and $(3,491,876) for the years ended July 31, 2011 and 2010, respectively. We therefore had no provision for income taxes for either period.

The reconciliation of our income tax provision at the statutory rate to the reported income tax expense is as follows:

	July 31,
	2011	2010
US statutory federal rate	35.00%	35.00%
State income tax rate	.99%	.99%

Net operating loss for which no tax benefit is currently available	(35.99)%	(35.99)%
	—%	—%

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

Components of deferred tax assets as of July 31, 2011 and 2010 are as follows:

	July 31,
	2011	2010
Stock based compensation	$1,189,058	$770,040
Property, including depreciable property	(987,913)	(58,951)
Asset retirement obligation	1,559,575	20,168
Net operating loss carry-forward	1,258,483	2,537,892
Other	220,103	131,944
	3,239,306	3,401,093
Valuation allowance for deferred tax assets	(3,239,306)	(3,401,093)
	$—	$—

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

We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at July 31, 2011 will significantly increase or decrease within 12 months.

Generally, our income tax years 2007 through 2010 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas which are the jurisdictions where we have our principal operations. No material amounts of the unrecognized income tax benefits have been identified to date that would impact our effective income tax rate.

As of July 31, 2011, we had approximately $7,101,990 of U.S. federal and state net operating loss carry-forward (“NOLs”) available to offset future taxable income, which begins expiring in 2026, if not utilized. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements.  The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty we will be able to realize the benefit from it.

Our ability to use our NOLs would be limited if it was determined that we underwent an “ownership change” under Section 382 (“Section 382”) of the Internal Revenue Code. Based upon the information available to us, along with our evaluation of various scenarios, we believe that our 2011 private placement caused us to experience an “ownership change”.

In order to determine whether an “ownership change” occurred, we had to compare the percentage of shares owned by each 5.0% shareholder immediately after the close of the testing date to the lowest percentage of shares owned by such 5.0% shareholder at any time during the testing period (which is generally a three year rolling period). The amount of the increase in the percentage of Company shares owned by each 5.0% shareholder whose share ownership percentage has increased is added together with increases in share ownership of other 5.0% shareholders, and an “ownership change” occurs if the aggregate increase in ownership by all such 5.0% shareholders exceeds 50%.  The issuance of our common shares as part of the 2011 private placement caused such threshold to be exceeded.

As a result of experiencing an “ownership change”, we will only be allowed to use a limited amount of NOLs to offset our taxable income subsequent to the “ownership change.” The annual limit pursuant to Section 382 (the “382 Limitation”) is obtained by multiplying (i) the aggregate value of our outstanding equity immediately prior to the “ownership change” (reduced by certain capital contributions made during the immediately preceding two years and certain other items) by (ii) the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.”  As our ownership change occurred in February 2011, the federal long-term tax-exempt interest rate applicable to our limitation is 4.47%.  Therefore, based on the factors in place at the time of our ownership change, we believe our annual limitation will be an estimated $239,600.

If we were to have taxable income in excess of the 382 Limitation following a Section 382 “ownership change,” we would not be able to offset tax on the excess income with the NOLs. Although any loss carryforwards not used as a result of any Section 382 Limitation would remain available to offset income in future years (again, subject to the Section 382 Limitation) until the NOLs expire, the “ownership change” will significantly defer the utilization of the loss carryforwards, accelerate payment of federal income tax and may cause some of the NOLs to expire unused.

Note 13 - Commitments and Contingencies

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

There is soil contamination at a tank facility owned by GBE.  While it is probable that remediation will be required, we are evaluating the extent of the contamination, the activities that will be required to perform the remediation, and whether the Seller will be required to assume the remediation.  The cost of the remediation is currently not estimable and has not been reflected in our financial results.

Commitments

We have the following contract obligations:

We pay $14,583 per month as a management fee pursuant to a contract with our Vice President of Operations.  The contract automatically renews every three months as of November 30, 2008.

In June 2011, we entered into a consulting agreement with a company controlled by our former CFO. Under the terms of the agreement, the former CFO will provide business services for a term of one year and will receive $8,000 per month.

In March 2011, we executed a lease for office space in Houston, Texas.  The lease term is three years and we have an option to extend the lease for an additional three years.  Our scheduled rent is $6,406 per month plus common area maintenance cost for the first year, $6,673 plus common area maintenance cost for the second year, and $6,940 per month plus common area maintenance cost for the third year.

During July 2011, we signed a new lease for office space in Corpus Christi, Texas. Our scheduled rent is $3,199 per month and the lease term is 3 years.

Rent expense during the years ended July 31, 2011 and 2010 was $67,737 and $31,739, respectively.  Future lease commitments are $116,061, $119,265, and $100,848 for the years ended July 31, 2012, 2013, and 2014, respectively.

The following table details our payment obligations related to our operating leases and to our debt that are due during the years ended July 31,

	2012	2013	2014	Total
Operating leases	$116,061	$119,265	$100,848	$336,174
Line of credit	1,405,925			1,405,925
Notes payable	279,795			279,795
Notes payable – related party	15,384			15,384
Total	$1,817,165	$119,265	$100,848	$2,037,278

Prior to our purchase of GBE, the seller executed a Compression and Handling Agreement (the “PHA”) between the seller and GBE.  Under the terms of the PHA, oil, natural gas, and salt water would be disposed of through the seller’s facility.  Under the agreement, we are responsible for approximately a flat fee of $3,000 per month for the surface lease and a gauging fee, our pro-rata share of repairs at the facility, and compression, salt water disposal, and other charges based on the volumes disposed of through the facility.  This contract was terminated subsequent to year-end.

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate.  We have a letter of credit in the amount of $6,610,000 issued by Green Bank.  We pay a 1.5% per annum fee in conjunction with this letter of credit.  The fee, $99,400, was prepaid in June 2011 and will be amortized on a straight line basis through the letter of credit’s renewal in October 2012.

Note 14 – Additional Financial Statement Information

Other receivables
Other receivables consist of joint interest billings due to us from participants holding a working interest in oil and gas properties that we operate.  We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2011, we have reserved approximately $72,000 for potentially uncollectable other receivables.

Other current assets

	At July 31,
	2011	2010
Line of credit origination fees	$42,019	$-
Prepaid letter of credit fees	92,773	-
Prepaid insurance	132,482	-
Prepaid rent	-	1,328
Prepaid land use fees	25,699	-
Prepaid consulting – investor response program	-	250,000
Total other current assets	$292,973	$251,328

Property and Equipment

Property and equipment consisted of the following:

		at July 31,
	Approximate Life	2011	2010
Furniture and fixtures	5 years	$5,597	$5,597
Marine vessels	5 years	17,614	-
Computer equipment and software	2 years	10,804	7,774
Total property and equipment		34,015	13,371
Less accumulated depreciation		(11,158)	(7,624)
Net book value		$22,857	$5,747

Depreciation expense was $3,534 and $3,172 for the years ended July 31, 2011 and 2010, respectively.  Management reviewed its fixed assets and capitalization policy as of July 31, 2010.  We incurred a loss on retirement due to the write off of leasehold improvements of $7,560.  In addition, we determined that equipment was in use in our oil and gas operations and we reclassified the net book value of the equipment to oil and gas properties as of July 31, 2010.

Accounts payable and accrued expenses

	At July 31,
	2011	2010
Trade payables	$943,320	$583,250
Accrued payroll	84,256	-
Revenue payable	567,367	-
Taxes payable	81,873	-
Total accounts payable and accrued expenses	$1,676,816	$583,250

Note 15 – Subsequent Events

In August 2011, we granted 4,739,630 shares of common stock to certain investors who had participated in the October and November 2009 equity raises.  These investors had exercised warrants to purchase common stock prior to the February 2011 equity raise and as a consequence had forfeited their contractual right to receive ratchet warrant shares.  The stock grant was treated as an investor relations expense and valued at $616,152 based on the closing market price of Strategic’s common stock on the date of grant.

In September 2011, the entity from which we purchased GBE sued GBE alleging non-payment of approximately $225,000 in invoices related to the PHA that is described in Note 13 – Commitments and Contingencies.  The invoices relate to the period from March 2011 to September 2011.  We dispute the invoices because they include charges that we believe were not provided for in the PHA.  We have accrued approximately $125,101 as of July 31, 2011 associated with this contingency.

On September 23, 2011, Strategic acquired SPE, the holder of 25% of GBE’s historical working interest in our offshore properties for a total purchase price of 95,000,000 shares of our common stock.  The effective date of the purchase was September 1, 2011.  Thus, effective September 1, 2011, we owned 100% of GBE’s original working interest in the offshore properties.  In addition to working interest in GBE’s oil and gas properties, SPE owned 1,000,000 shares of Hyperdynamics Corporation, a public company traded on the New York Stock Exchange (NYSE:HDY).  The preliminary allocation of the purchase price is as follows:

Recognized Amount of Identifiable Assets Acquired and Liabilities Assumed

Available for sale securities	$3,900,000
Oil and Gas Property, accounted for using the full cost basis of accounting:
Evaluated property	4,089,083
Asset retirement obligations	(1,539,083)
Total Identifiable Net Assets	$6,450,000

We are evaluating whether there are deferred tax effects of this purchase.  Such tax effects may affect the final purchase price allocation.  Subsequent to the purchase of SPE, we sold a portion of the Hyperdynamics shares that we acquired for proceeds of $4,000,000, approximately $40,000 of which we reinvested into common stock of another public company.  This common stock is classified as available for sale.

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas.  Under the agreement, the operator will commence drilling a well on or before December 31, 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.  As of November 15, 2011, we had paid $40,385 for the cash call on the initial well.

In September 2011, Core commenced drilling of three wells in the Markham City, Illinois project area.  Two wells were completed in October 2011, one of which is producing oil and the other of which is shut in pending further evaluation.  The third well will be used as a water supply well.  As of October 1, 2011, Core had expended approximately $600,000 towards the Earnings Threshold.  In accordance with our farmout agreement, we will be required to contribute our 10% working interest share toward operations in the area after the Earnings Threshold, $1,350,000, has been met.

Note 16 – Supplemental Oil and Gas Information (Unaudited)

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

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of July 31, 2011 and 2010 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $90.41 and $76.51 per barrel, respectively. The gas price as of July 31, 2011 and 2010 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $4.19 and $4.51 per MMbtu, respectively. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States; specifically, in on-shore and off-shore Texas and on-shore Louisiana.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers.  Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Balance – July 31, 2009	115,069	196,390	886,804
Revisions of previous estimates	(19,610)	(17,423)	(135,083)
Purchase of reserves in place	8,140	-	48,840
Production	(6,449)	(15,727)	(54,421)

Balance – July 31, 2010	97,150	163,240	746,140
Revisions of previous estimates	10,547	90,277	153,559
Purchase of reserves in place	1,562,974	16,489,482	25,867,326
Sale of reserves in place	(423,541)	(4,122,370)	(6,663,616)
Production	(28,180)	(59,539)	(228,619)

Balance – July 31, 2011	1,218,950	12,561,090	19,874,790

	Proved Reserves as of July 31, 2011
	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Proved developed producing	248,470	864,840	2,355,660
Proved developed non-producing	226,860	3,734,340	5,095,500
Proved undeveloped	743,620	7,961,910	12,423,630
Total Proved reserves	1,218,950	12,561,090	19,874,790

	Proved Reserves as of July 31, 2010
	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Proved developed producing	59,220	122,550	477,870
Proved developed non-producing	37,930	40,690	268,270
Proved undeveloped	-	-	-
Total Proved reserves	97,150	163,240	746,140

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

Capitalized Costs Related to Oil and Gas Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization. All oil and gas properties are located in the United States of America.

	2011	2010
Unevaluated properties	$-	$734,533
Evaluated properties	8,335,722	1,692,858
Less impairment	(373,335)	(233,306)
	7,962,387	2,194,085
Less depreciation, depletion, and amortization	(567,189)	(265,872)
Net capitalized cost	$7,395,198	1,928,213

Costs Incurred in Oil and Gas Activities

All costs incurred associated with oil and gas activities were incurred in the United States of America. Costs incurred in property acquisition, exploration and development activities were as follows.

	2011	2010
Property acquisition
Unproved	$118,803	$388,248
Proved	9,867,137	68,250
Exploration	284,570	295,771
Development	36,394	75,697
Cost recovery	(4,398,573)	(92,362)
Total costs incurred	$5,908,331	$735,604

Costs Excluded

At July 31, 2011 we had no excluded costs.

Changes in Costs Excluded by Country

United States
Balance at July 31, 2009	$295,454
Additional Cost Incurred	639,969
Cost Recovery	(92,362)
Costs Transferred to DD&A Pool	(108,528)
Balance at July 31, 2010	734,533

Additional Costs Incurred	217,098
Cost Recovery	(200,000)
Costs Transferred to DD&A Pool	(751,631)
Balance at July 31, 2010	$-

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

Under the Standardized Measure, the future cash inflows were estimated by applying the un-weighted 12-month average of the first day of the month cash price quotes, except for volumes subject to fixed price contracts, to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

	2011	2010
Future cash inflows	$172,677,470	$7,767,660
Future production costs	(48,521,190)	(4,405,336)
Future development costs	(27,834,490)	(150,000)
Future income tax expenses	(33,712,626)	—
Future net cash flows	62,609,164	3,212,324
10% annual discount for estimated timing of cash flows	(26,492,946)	(1,463,695)
Future net cash flows at end of year	$36,116,218	$1,748,629

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during each of the years in the two year period ended July 31, 2011:

	2011	2010
Standardized measure of discounted future net cash flows at beginning of year	$1,748,629	$2,091,860
Net changes in prices and production costs	9,808,683	(95,884)
Changes in estimated future development costs	(93,997)	(27,452)
Sales of oil and gas produced, net of production costs	(1,757,237)	(245,237)
Purchases of minerals in place	62,840,899	119,805
Sales of minerals in place	(18,720,719)	—
Revisions of previous quantity estimates	553,357	(331,359)
Development costs incurred	—	27,709
Change in income taxes	(19,447,193)	—
Accretion of discount	1,183,796	209,187
Standardized measure of discounted future net cash flows at year end	$36,116,218	$1,748,629

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

Results of Operations for Producing Activities

	2011	2010
Net revenues from production	$3,412,791	$531,736

Expenses
Oil and gas operating	1,698,191	571,009
Impairment	140,029	-
Accretion	213,866	23,632
Operating expenses	2,052,086	594,641

Depreciation, depletion and amortization	304,851	92,944
Total expenses	2,356,937	687,585

Income (loss) before income tax	1,055,854	(155,849)
Income tax expenses	(369,549)	—
Results of operations	$686,305	$(155,849)

Depreciation, depletion and amortization rate per net equivalent MCFE	$1.33	$1.71

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 As we previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2010, during the fiscal year ended July 31, 2011, we changed our certifying accountants.

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

As of July 31, 2011, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we concluded that, as at July 31, 2011, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

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

Management believes that the material weaknesses set forth in items (2) and (3) above did not have a material adverse effect on our financial results for the year ended July 31, 2011. However, we believe that the material weaknesses in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of our fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Jeremy G. Driver	34	President, Chief Executive Officer, Chairman and a director
Sarah Berel-Harrop	44	Secretary, Treasurer and Chief Financial Officer
Leonard Garcia	61	Director
Steven L. Carter	52	Vice President of Operations and a director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Jeremy Glenn Driver, President, Chief Executive Officer, Chairman and a director

Mr. Driver has been Chief Executive Officer since December 2009 and a director of the Company since June 2010.  He served as President of the Company from December 2009 until February 15, 2011, and once again became President on April 1, 2011.  He is an oil and gas operations and financial professional with a background in land-based E&P operations with public companies. Prior to joining the Company, Mr. Driver served as President of HYD Resources Corporation (a wholly-owned subsidiary of publicly traded firm Hyperdynamics Corporation) with operations primarily focused in Texas and Louisiana from 2005 to 2008. He was able to lead the operational turnaround of that company and bring it to profitability, later being divested at a profit. Mr. Driver has also served as the President of KD Navigation, an investment and holding company in Texas since 2007. Mr. Driver also served as an active duty officer in the United States Air Force until 2005, specializing in foreign intelligence as a Chinese Linguist. Mr. Driver holds a Masters of Business Administration and a Master of Science in Accounting from Northeastern University, Boston, MA. He also earned his Bachelor of Science in Liberal Studies - Chinese Language from Excelsior College.

Sarah Berel-Harrop, Secretary, Treasurer and Chief Financial Officer

Ms. Berel-Harrop has been our Secretary, Treasurer and Chief Financial Officer since May 25, 2011. Ms. Berel-Harrop has 14 years of experience in financial accounting and reporting in both audit and industry positions. She received a B.A. degree from Cornell University and a Master in Business Administration from University of Texas - Austin. From 2006 to 2009, Ms. Berel-Harrop worked with Hyperdynamics Corporation. She was responsible for the company's financial accounting and reporting, and, from June 2008 through June 2009, served as the company's Chief Financial Officer. From July 2009 through March 2011, Ms. Berel-Harrop operated an accounting firm as a sole practitioner. From March 1, 2011 through the present, she has been Strategic American Oil Corporation's Controller. Ms. Berel-Harrop is a Certified Public Accountant licensed in the state of Texas. She is a member of the AICPA and the Texas State Board of Public Accountancy, Houston Chapter.

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

Steven L. Carter, Vice President of Operations

Mr. Carter has served as our Vice President of Operations since December 20, 2006 and as a director since July 2010. Mr. Carter is a registered professional engineer with thirty years of management and engineering experience in oil and gas exploration, production operations, reservoir management and drilling. Mr. Carter served as Operations Manager and Operations Engineer for T-C Oil Company from 1990 to June 2003, where he managed significant production, supervised drilling, provided economic evaluations and designed project workovers, as well as performing numerous other engineering services. In July 2003, Mr. Carter started Carter E&P, LLC, an independent oil and gas company, where he has worked from 2003 to the present. Mr. Carter has a B.S. in Petroleum Engineering from the University of Texas at Austin.

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

Audit Committee

As a result of the resignation of Alan P. Lindsay and Randall Reneau as directors of the Company, who served as members of our audit committee, we currently do not have a separate audit committee; rather, our board of directors operates as our audit committee.  In addition, our board of directors has determined that we do not currently have an audit committee financial expert (as such term is defined in Item 407 of Regulation S-K) serving on our board.

We have an audit committee charter that was adopted by our board of directors.  As our Company ramps up operations, we would like to appoint additional directors to our board with a goal of, among other things, establishing a separately functioning audit committee that has at least one financial expert as a member.

Family Relationships

There are no family relationships among our directors and officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2011, except as follows:

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2011, except as set forth below:

Name	Number of forms filed late	Number of transactions reported late
Amiel David	1	1
Alan D. Gaines	1	1
Johnathan Lindsay	2	3
Leonard Garcia	1	1
Steven Carter	2	2
Jeremy Driver	3	12

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during our fiscal years ended July 31, 2011 and 2010:

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Randall Reneau(1) Former President, CEO & Principal Executive	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Officer	2010	$72,486	$8,000	$27,428	Nil	Nil	Nil	Nil	$107,914
Johnathan Lindsay(2) Former Secretary, Treasurer, CFO & Principal Accounting	2011	$52,694	Nil	$60,000	$7,951	Nil	Nil	Nil	$120,645
Officer	2010	$94,000	$8,000	$27,428	Nil	Nil	Nil	Nil	$129,428
Steven Carter (3) Vice President of	2011	$129,167	Nil	Nil	$1,442,119	Nil	Nil	Nil	$1,571,286
Operations	2010	$120,000	$10,000	$34,285	Nil	Nil	Nil	Nil	$164,285
Jeremy G. Driver (4)	2011	$104,364	Nil	Nil	$31,239	Nil	Nil	Nil	$135,603
President and CEO	2010	$92,752	Nil	Nil	$770,020	Nil	Nil	Nil	$862,772
Sarah Berel-Harrop(5) Secretary, Treasurer	2011	$92,744	Nil	$27,150	$296,440	Nil	Nil	Nil	$416,334
and CFO	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Amiel David (6)	2011	$543,750	Nil	$1,556,250	Nil	Nil	Nil	Nil	$2,100,000
Former President	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Randall Reneau resigned as our President and CEO in December 2009. Randall Reneau received varying amounts per month for the fiscal year ending July 31, 2010 for the provision of management consulting services provided by Mr. Reneau to us on a monthly basis and from time to time. In December 2009, Mr. Reneau received a stock bonus of 68,571 shares of common stock.  The stock was valued at $0.40 per share, the market closing price on the date of grant.

(2)
Johnathan Lindsay resigned as our Secretary, Treasurer and CFO on May 25, 2011. Johnathan Lindsay received varying amounts per month for the fiscal years ending July 31, 2009 and 2010 for the provision of management consulting services provided by Mr. Lindsay to us on a monthly basis and from time to time. In December 2009, Mr. Lindsay received a stock bonus of 68,571 shares of common stock.  The stock was valued at $0.40 per share, the market closing price on the date of grant.  Additionally, during the year ended July 31, 2011, Strategic repriced outstanding options to purchase 900,000 shares of common stock from an exercise price of $.35 per share to $0.10 per share.  We reflected $12,193, the difference between the fair value of the outstanding award and the fair value of the repriced award as of the date of modification as compensation during the year ended July 31, 2011.  The fair values were determined using the Black-Sholes option pricing method.

(3)
During the year ended July 31, 2011, Mr. Carter was awarded  options to purchase 12,500,000 shares of common stock, with a ten year term, and exercisable at $0.10 per share.  1/5 of the options vest each six months, beginning six months after the date of grant.  As of July 31, 2011, none of these options had vested.  Mr. Carter also received options to purchase 1,400,000 shares of common stock with a three year term, exercisable at $.35 per share.  ¼ of the shares vest each month beginning with the date of grant.  This option and options to purchase 600,000 shares at $.35 per share (total 2,000,000 shares) were repriced and the new exercise price was $0.10 per share.  The aggregate fair value on the dates of grant of the options, computed using the Black-Sholes option pricing method, was $1,408,779.  The difference between the fair value of the outstanding award and the fair value of the repriced award as of the date of modification was $33,339.  During the year, options to purchase 700,000 shares vested and we recorded $251,018 as compensation expense associated with Mr. Carter’s awards.

(4)
During the year ended July 31, 2011, Strategic repriced outstanding options to purchase 2,500,000 shares of common stock from an exercise price of $.35 per share to $0.10 per share.  We reflected $31,239, the difference between the fair value of the outstanding award and the fair value of the repriced award as of the date of modification as compensation during the year ended July 31, 2011.  The fair values were determined using the Black-Sholes option pricing method.  Additionally, we recognized $68,015 in expense during the year ended July 31, 2011 associated with options granted in November 2009.  The aggregate grant date fair value of the options granted in November 2009, valued using the Black-Sholes option pricing method, was $770,020.

(5)
Sarah Berel-Harrop was appointed as our Secretary, Treasurer and CFO on May 25, 2011.  During the year ended July 31, 2011, she received 204,000 shares of common stock valued using the market closing price on the dates of grant.  Option awards include the aggregate grant date fair value of options to purchase 3,000,000 shares of common stock, with a ten year term, and exercisable at $0.10 per share.  1/5 of the options vest each six months, beginning six months after the date of grant.  As of July 31, 2011, none of the options had vested and we had recognized $29,708 of expense associated with these options.

(6)
Amiel David served as President from February 15, 2011 until April 1, 2011. See Note 8 – Share Return and Settlement in our Consolidated Financial Statements for details of his compensation during the year.

See Note 10 – Capital Stock in our Consolidated Financial Statements for a discussion of the assumptions used in our option valuations.

The following table sets forth information as at July 31, 2011 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) (exercise-able)	Number of Securities Underlying Unexer-cised Options (#) (unexer-ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer-cised Unearned Options (#)	Option ExercisePrice ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Randall Reneau	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Johnathan Lindsay	300,000 300,000	N/A N/A	N/A N/A	0.10 0.10	07/05/17 05/21/19	N/A	N/A	N/A	N/A
Steven L. Carter	600,000 700,000 N/A	N/A N/A N/A	N/A 700,000 12,500,000	0.10 0.10 0.10	07/05/17 08/16/2013 04/21/2011	N/A	N/A	N/A	N/A
Jeremy G. Driver	2,500,000	N/A	N/A	0.10	11/27/12	N/A	N/A	N/A	N/A
Sarah Berel-Harrop	N/A	N/A	3,000,000	0.10	04/21/2021	N/A	N/A	N/A	N/A
Amiel David(1)	5,000,000	N/A	N/A	0.10	04/01/2014	N/A	N/A	N/A	N/A

(1)	Warrants issued with settlement as described in Note 8 – Share Return and Settlement in our Consolidated Financial Statements.

Director Compensation

We do not have a standard director compensation arrangement.  Compensation is negotiated with each director on a case by case basis.  Mr. Carter and Mr. Driver receive compensation for management services provided to the Company and they do not receive separate compensation for their services as directors.  The following table provides information regarding compensation during the year ended July 31, 2011 earned by directors who are not executive officers.  Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Leonard Garcia (1)	2011	$8,389	$10,423	$111,006	Nil	Nil	Nil	$129,818
Alan Lindsay (2)	2011	$(22,351)	$70,290	Nil	Nil	Nil	Nil	$47,939
Randall Reneau (3)	2011	Nil	$34,155	$12,193	Nil	Nil	Nil	$46,348
Alan D. Gaines (4)	2011	$500,000	$1,600,000	Nil	Nil	Nil	Nil	$2,100,000

(1)
Leonard Garcia received varying amounts per month for the fiscal year ended July 31, 2011 for the provision of land work management consulting services provided by Mr. Garcia to us on a monthly basis and from time to time. Option awards include the aggregate grant date fair value of options to purchase 1,000,000 shares of common stock, with a ten year term, and exercisable at $0.10 per share.  As of July 31, 2011, none of the options had vested and we had recognized $9,903 of expense associated with these options. We valued the options at $98,813 using the Black-Sholes option pricing method.  Additionally, during the year, Strategic repriced outstanding options to purchase 900,000 shares of common stock from an exercise price of $.35 per share to $0.10 per share.  We reflected $12,193, the difference between the fair value of the outstanding award and the fair value of the repriced award as of the date of modification as compensation during the year ended July 31, 2011.  The fair value was determined using the Black-Sholes option pricing method.

(2)
Alan Lindsay resigned as a director on December 31, 2010.  He received stock in February 2011 that, in part, settled fees that were earned and reported as “Fees Earned or Paid in Cash” during 2010.  The full value of the stock award is shown in 2011 and the amount reported last year has been shown as a reduction of compensation in order not to double count this compensation.

(3)
Randall Reneau resigned as a director on February 28, 2011. During the year, Strategic repriced outstanding options to purchase 900,000 shares of common stock from an exercise price of $.35 per share to $0.10 per share.  We reflected $12,193, the difference between the fair value of the outstanding award and the fair value of the repriced award as of the date of modification as compensation during the year ended July 31, 2011.  The fair values were determined using the Black-Sholes option pricing method.

(4)
Alan D. Gaines served as a director from February 15, 2011 until April 1, 2011. See Note 8 – Share Return and Settlement in our Consolidated Financial Statements for details of his compensation during the year.

See Note 10 – Capital Stock in our Consolidated Financial Statements for a discussion of the assumptions used in our option valuations.

Employment, Consulting and Services Agreements

The following summary of certain material terms of the employment, consulting or services agreements we have entered into with certain of our officers or employees is not complete and is qualified in its entirety to the full text of each such agreement, which have been filed with the SEC as described in the list of exhibits to this annual report.

Carter Professional Services Agreement

On December 20, 2006, our Board of Directors authorized and approved the execution of the “Carter Professional Services Agreement”. The term of the agreement is two years expiring on November 30, 2008. Pursuant to the terms and provisions of the Carter Professional Services Agreement: (i) Steven Carter shall provide duties to us commensurate with his current executive position as our Vice President of Operations; (ii) we shall pay to Mr. Carter a monthly fee of $10,000; (iii) we approved the issuance of 500,000 shares of our common stock at a price of $0.001 per share; (iv) we approved the granting of an aggregate of not less than 600,000 options to purchase shares of our common stock at $0.35 for a ten year term; and (v) the Carter Professional Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our Company after the initial term) or 30 days (in the case of Mr. Carter) prior to the effective date of such termination.  In June 2011, the Company determined to increase Mr. Carter’s monthly fee under this agreement to $14,583.33 per month.

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

The initial term of the agreement is one year ending on December 1, 2010, and the agreement is subject to automatic renewal on a monthly basis unless either the Company or Mr. Driver provides written notice of an intention not to renew the agreement not later than 30 days prior to the end of the then-current initial term or renewal of the agreement.  In June 2011, the Company determined to increase Mr. Driver’s monthly fee under this agreement to $14,583.33 per month.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 14, 2011 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class(2)
	Directors and Officers:
Common Stock	Jeremy Glenn Driver 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	51,716,667(3)	19.0%
Common Stock	Steven L. Carter 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	4,735,713(4)	1.7%
Common Stock	Leonard Garcia 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	2,246,079(5)	Less than 1%
Common Stock	Sarah Berel-Harrop 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	819,000(6)	Less than 1%
Common Stock	Directors and officers together (4 persons)	59,517,459(7)	21.4%
	Major Stockholders:
Common Stock	CW Navigation Inc. 14019 SW Frwy #301-600 Sugar Land, Texas, U.S.A. 77478	49,191,667	18.3%
Common Stock	KW Navigation Inc. 14019 SW Frwy #301-600 Sugar Land, Texas, U.S.A. 77478	49,191,666	18.3%

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

(2)	Based on the 269,417,069 shares of our common stock issued and outstanding as of November 14, 2011.
(3)	This figure includes (i) 49,216,667 shares of common stock held by KD Navigation Inc. and (ii) vested stock options to purchase 2,500,000 shares of our common stock.
(4)	This figure includes (i) 585,713 shares of common stock and (ii) vested stock options to purchase 4,150,000 shares of our common stock.
(5)
This figure includes (i) 1,096,254 shares of common stock, (ii) vested stock options to purchase ,900,000 shares of our common stock, and (iii) stock purchase warrants to purchase 49,825 shares of our common stock.

(6)	This figure includes (i) 219,000 shares of common stock and (ii) vested stock options to purchase 600,000 shares of our common stock.
(7)
This figure includes (i) 51,117,634 shares of common stock, (ii) vested stock options to purchase 8,350,000 shares of our common stock, and (iii) stock purchase warrants to purchase 49,825 shares of our common stock.

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

We had transactions with certain of our officers and directors during our two fiscal years ended July 31, 2010 as follows:

Geoserve Marketing LLC

On February 15, 2011, we entered into a Consulting Agreement with Geoserve Marketing, LLC, a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer.  Effective March 17, 2011, this agreement was amended.  The Consulting Agreement, as amended, provides that Geoserve is to provide consulting services to the Company as an independent contractor for a term of three years. The Agreement provides that the Company will compensate Geoserve with warrants according to the following schedule: (i) upon signing, Geoserve shall be issued five-year term warrants to purchase 20,000,000 restricted shares of common stock at an exercise price of $0.10 per share (previously granted and vested as of the execution of the original agreement on February 15, 2011). If the Company's stock price reaches a five-day average closing price of $0.30 per share, the Company shall grant Geoserve an additional 15,000,000 share purchase warrants at an exercise price of $0.10 per share and a five-year term. If the Company's stock price reaches a five-day average closing price of $0.60 per share, the Company shall grant Geoserve a further 15,000,000 share purchase warrants at an exercise price of $0.10 per share and a five-year term. The Company may terminate the agreement after the first year with thirty days notice.

Galveston Bay

Immediately following our acquisition of Galveston Bay Energy, LLC, on February 15, 2011, we sold 15% of our own aggregate working interest in the Galveston Bay fields for $1,400,000 in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. SPE had the right to acquire an additional 10% of our own aggregate working interest in the Galveston Bay fields within 90 days for $1,150,000.

Effective on September 26, 2011, we closed on our acquisition of SPE from CW Navigation, Inc., KD Navigation, Inc. and KW Navigation, Inc., each a Texas corporation (collectively, the "Sellers"). The material assets of SPE consist of certain oil and gas working interests in and to four producing oil and gas fields located in Galveston Bay, Texas, together with one million shares of Hyperdynamics Corporation (NYSE: HDY).  Pursuant to the terms of the Company's Purchase and Sale Agreement with the Sellers and SPE regarding this matter, the Company acquired the Sellers' 100% interest in SPE for total consideration consisting of 95,000,000 restricted common shares of the Company issued at a deemed issuance price of $0.10 per share.  CW Navigation, Inc. is owned 100% by the brother-in-law of Jeremy Driver, the Company's Chief Executive Officer and a director. KD Navigation, Inc. is owned 100% by Mr. Driver's wife. KW Navigation, Inc. is owned 100% by Mr. Driver's sister-in-law.

Barge Canal Properties

A company controlled by one of our officers operates our Barge Canal properties.  Revenues generated from these properties were $458,959 and $295,574 for the years ended July 31, 2011 and 2010, respectively.  In addition, lease operating costs incurred from these properties were $176,096 and $229,067 for the years ended July 31, 2011 and 2010, respectively.

As of July 31, 2011 and 2010, respectively, we had outstanding accounts receivable associated with these properties of $69,880 and $28,975 and no accounts payable.

Director Loan

In November and December 2010, one of our former directors, Randall Reneau, loaned us $185,000.  The interest rate on the notes was 6% and the principal was due as follows: $10,000 on demand and $175,000 in December 2011.  We issued stock in payment of the $10,000 note payable in February 2011.  We repaid the remaining note payable balance in November 2011.

Independent Directors

Leonard Garcia is an independent director of our Company as provided in the listing standards of the NYSE Amex Equities Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current independent auditor, Malone & Bailey, P.C., served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended July 31, 2011 and 2010.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended July 31, 2011	Year Ended July 31, 2010
Audit Fees	$163,250	$35,000
Audit-Related Fees	-	-
Tax Fees	8,775	-
Total	$172,025	$35,000

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

10.11 (1)	Consulting Services and Options Agreement between the Company and Kyle Combest, dated August 2006
10.12 (1)	Professional Services Retainer Contract between the Company and Steven Carter, dated December 2006
10.13 (2)	Form of Securities Purchase Agreement regarding October 15, 2009 Private Placement
10.14 (2)	Form of Registration Rights Agreement regarding October 15, 2009 Private Placement
10.15 (3)	Form of Securities Purchase Agreement regarding November 13, 2009 Private Placement
10.16 (3)	Form of Registration Rights Agreement regarding November 13, 2009 Private Placement
10.17 (5)	Executive Services Consulting Agreement between the Company and Jeremy Glenn Driver dated for reference effective on December 1, 2009
10.18 (6)	Assignment of Oil and Gas Lease between Penasco Petroleum, Inc. and Chinn Exploration Company, dated September 13, 2010
10.19(7)	Purchase and Sale Agreement by and among ERG Resources, LLC, Galveston Bay Energy, LLC and Strategic American Oil Corporation, dated January 18, 2011, as amended February 14, 2011
10.20(7)	Geoserve Marketing, LLC Agreement, dated February 15, 2011
10.21(7)	SPE Navigation 1, LLC Agreement to acquire work interest., dated February 15, 2011
10.22(8)
Purchase and Sale Agreement among CW Navigation, Inc., KD Navigation, Inc., and KW Navigation In. (as the Seller parties), SPE Navigation I, LLC and Strategic American Oil Corporation, executed September 22, 2011

10.23 *	2010 Stock Incentive Plan
10.24 *	2011 Stock Incentive Plan
10.25*	Farm-Out Agreement with Core Minerals, January 2011, as amended March 9, 2011
14.1 (4)	Code of Conduct
31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Report of Ralph E DavisAssociates, Inc., dated September 27, 2011

*	Filed herewith.
(1)	Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009.
(4)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2009.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive
Officer and a director
Date: November 15, 2011

By:	/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
Date: November 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive
Officer and a director
Date: November 15, 2011

By:	/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
Date: November 15, 2011

By:	/s/ Leonard Garcia
Leonard Garcia
A director
Date: November 15, 2011

By:	/s/ Steven L. Carter
Steven L. Carter
Vice President of Operations and a director
Date: November 15, 2011