Form 10-Q
period 2011-10-31
STRATEGIC AMERICAN OIL CORP
filed 2011-12-20
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 200
Houston, Texas  77024
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

As of December 19, 2011, 269,742,986 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Item 1. Financial Statements

1. Consolidated Balance Sheets (unaudited)

2. Consolidated Statements of Operations and Comprehensive Income (unaudited)

3. Consolidated Statements of Cash Flows (unaudited)

4. Notes to Consolidated Financial Statements (unaudited)

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2011	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$4,737,780	$1,082,099
Oil and gas revenues receivable	564,575	875,918
Accounts receivable – related party	45,655	69,880
Available for sale securities	523,950	-
Other receivables, net	22,511	225,057
Other current assets	334,699	292,973
Total current assets	6,229,170	2,545,927

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $738,709 and $567,189, respectively; and accumulated impairment of $373,335 and $373,335, respectively	11,529,795	7,395,198
Restricted cash	6,650,000	6,716,850
Other assets	347,368	255,942
Property and equipment, net of accumulated depreciation of $17,648 and $11,158, respectively	40,502	22,857

Total Assets	$24,796,835	$16,936,774

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,562,678	$1,676,816
Line of credit	1,360,573	1,360,573
Notes payable	175,000	255,596
Deferred income tax	162,643	-
Asset retirement obligations – short term	640,227	468,500
Derivative warrant liability	1,684,195	2,543,223
Due to related parties	6,423	14,723
Total current liabilities	6,591,739	6,319,431

Asset retirement obligations – long term	5,447,560	3,987,428
Total liabilities	12,039,299	10,306,859

Stockholders’ equity:
Common stock, $.001 par; 500,000,000 shares authorized shares; 269,510,400 and 169,770,770 shares issued and outstanding	269,510	169,771
Additional paid in capital	37,974,360	27,807,540
Accumulated other comprehensive income	60,251	-
Accumulated deficit	(25,546,585)	(21,347,396)
Total stockholders’ equity	12,757,536	6,629,915

Total liabilities and stockholders’ equity	$24,796,835	$16,936,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended October 31,
	2011	2010

Revenues	$1,562,879	$112,873

Operating expenses
Lease operating expense	805,372	101,264
Depreciation, depletion, and amortization	178,010	23,000
Accretion	137,882	2,394
Consulting fees – related party	47,757	-
Acquisition cost – related party	4,367,750	-
Other general and administrative expense	1,408,053	840,713
Total operating expenses	6,944,824	967,371

Loss from operations	(5,381,945)	(854,498)

Interest expense, net	(67,494)	(26,585)
Gain (loss) on warrant derivative liability	859,028	(84,561)
Gain on sale of available for sale securities	433,168	-

Net loss before income taxes	(4,157,243)	(965,644)
Income tax provision	(41,948)	-
Net loss	$(4,199,191)	$(965,644)

Other comprehensive income, net of tax:
Net unrealized gain from available for sale securities, net of income tax expense of $32,443 in 2011 and $0 in 2010	60,251	-
Comprehensive loss	$(4,138,940)	$(965,644)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	212,925,247	53,215,312

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(4,199,191)	$(965,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	178,010	23,000
Accretion	137,882	2,394
Amortization of loan origination fees and prepaid interest expense	37,843	20,578
Gain on sale of available for sale securities	(433,168)	-
Warrants amortization – related party	47,757	-
Common stock granted for services and investor relations	592,453	60,758
Share based compensation – amortization of the fair value of stock options	126,349	114,617
Acquisition cost – related party	4,367,750	-
(Gain) loss on warrant derivative liability	(859,028)	84,561
Changes in operating assets and liabilities:
Accounts receivable	513,888	(7,016)
Accounts receivable – related party	24,225	18,764
Accounts payable and accrued expenses	(466,152)	(113,062)
Other assets	(152,328)	251,328
Net cash used in operating activities	(83,710)	(509,722)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(112,140)	(106,835)
Purchases of property and equipment	(24,135)	-
Proceeds from sale of oil and gas properties	-	275,000
Change in restricted cash	54,946	-
Purchase of available for sale securities	(41,256)	-
Proceeds from sale of available for sale securities	3,943,168	-
Net cash provided by investment activities	3,820,583	168,165

Cash Flows From Financing Activities
Proceeds from sales of common stock	-	200,100
Payments on notes payable	(72,892)	(50,000)
Payments on notes payable – related party	(8,300)	-
Net cash provided by (used in) financing activities	(81,192)	150,100

Net increase (decrease) in cash	3,655,681	(191,457)
Cash at beginning of period	1,082,099	247,851
Cash at end of period	$4,737,780	$56,394

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three months ended October 31,
	2011	2010

Supplemental Disclosures:
Interest paid in cash	$22,437	$-
Income taxes paid in cash	-	-

Non-cash investing and financing
Non-cash capitalized interest	$-	$24,858
Asset retirement obligation sold	-	12,132
Exercise of warrants classified as a derivative	-	153,445
Acquisition of SPE Navigation I, LLC for Strategic common stock, including asset retirement obligation assumed of $1,493,977	5,132,250	-
Notes payable for prepaid insurance	18,667	-
Adjustment of purchase price of acquisition: environmental liability acquired	150,000	-
Unrealized gain on available for sale securities, net of tax	60,251	-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of presentation

The unaudited consolidated financial statements of Strategic American Oil Corporation (“Strategic”, the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2011, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Strategic and our wholly owned subsidiaries, Penasco Petroleum Corporation (“Penasco”), SPE Navigation I, LLC (“SPE”) and Galveston Bay Energy, LLC (“GBE”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Available for sale securities

The Company invests in marketable equity securities which are classified as available for sale. Available-for-sale securities are marked to market based on the fair values of the securities determined in accordance with ASC Section 820 (Fair Value Measurement), with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income (loss).

Restricted cash

Restricted cash consists of certificate of deposits that have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas. As of October 31, 2011 and July 31, 2011, respectively, restricted cash totaled $6,650,000 and $6,716,850. During the quarter ended October 31, 2011, the bond requirement reduced and accordingly, $66,850 of restricted cash was released to us.  The paying bank deducted $11,904 of outstanding interest payable and we received a net release of $54,946.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. There were no potential common shares outstanding during the quarters ended October 31, 2011 and 2010 and, therefore, basic and diluted net income per common share are the same.

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income (loss). Unrealized gains on available for sale securities, net of taxes, of $60,251 is included in Accumulated other comprehensive income (loss).

Recently issued or adopted accounting pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 - Acquisitions

Galveston Bay Energy, LLC

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

During the quarter ended October 31, 2011, we determined that we could estimate a range of potential loss associated with an environmental liability at one of the properties we acquired when we acquired GBE (See Note 11 – Commitments and Contingencies).  We adjusted the purchase price allocation for the purchase by increasing accounts payable acquired and oil and gas properties acquired by the amount that we recognized, $112,500 ($37,500 of the cost was recognized with the acquisition of SPE).  The adjustment did not change the identifiable net assets acquired.

SPE Navigation I, LLC

On September 23, 2011, Strategic acquired SPE, which owned 25% of the working interest in the oil and gas properties originally owned by Galveston Bay Energy, LLC and 1,000,000 shares of Hyperdynamics Corporation, a public company traded on the New York Stock Exchange (NYSE:HDY). The total purchase price consisted of 95,000,000 shares of Strategic’s common stock. We acquired 100% of the membership interest in SPE and thus SPE is our wholly owned subsidiary.

As of the acquisition date, the working interests previously owned by SPE were conveyed to GBE. Thus, all oil and gas revenues after the SPE acquisition were attributed to GBE.  Our consolidated statements include the results of SPE for the period from September 23, 2011 through October 31, 2011.  Specifically, our consolidated results include revenues from SPE of $0 and earnings of $282,995.

The transaction was a related party transaction because SPE was owned by companies controlled by our CEO, his brother-in-law, and his sister-in-law, and SPE was managed by our CEO’s father-in-law. The purchase price was calculated as $9,500,000, based on the quoted market price of our stock on the date of the acquisition. The assets and liabilities were recorded at SPE’s carrying value on the date of the acquisition and the excess purchase price over the net assets acquired was $4,367,750, which was recorded as compensation expense because this was a related party transaction.  The transaction is intended to be structured, for tax purposes, as a tax-free merger, and as such, Strategic would assume a carry-over basis in SPE’s assets. Consequently, a deferred tax liability was established.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition date:

Recognized Amount of Identifiable Assets Acquired and Liabilities Assumed
Available for sale securities (1)	$3,900,000
Oil and Gas Property, accounted for using the full cost basis of accounting
Evaluated property (2)	4,081,477
Accounts payable and accrued expenses	(37,500)
Deferred tax liability (1)	(1,317,750)
Asset retirement obligations (2)	(1,493,977)
Total Identifiable Net Assets	$5,132,250
(1)
The Hyperdynamics common stock is valued, using the closing market price on the acquisition date, at $3.90 per share.  SPE management believes its tax basis in Hyperdynamics common stock is $0.135 per share.  Deferred taxes, therefore, are computed on the difference between the tax basis and the book basis per share at the corporate tax rate of 35%.  If the carry-over basis is not available to Strategic, there would be no book tax difference and no deferred taxes associated with the acquisition.  If that occurs, the identifiable net assets would be $6,450,000 and there would be no deferred tax liability acquired.

(2)
Oil and gas properties include the asset retirement obligation measured on the effective date of the transaction at $1,493,977 and $2,550,000, which was the cash price that SPE paid to obtain its 25% working interest in the oil and gas properties and represents the fair value of the properties.

Supplemental pro forma information

The unaudited pro forma results presented below for the three months ended October 31, 2011 and 2010 have been prepared to give effect to the purchases described above as if they had been consummated on August 1, 2009.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if the acquisitions had been completed on such date or to project our results of operations for any future date or period.

	Three months ended October 31,
	2011	2010
Revenues	$1,710,878	$1,545,367
Loss from operations	(5,572,866)	(1,479,114)
Net loss	(4,390,127)	(1,590,260)
Earnings per share, basic and diluted	$(0.02)	$(0.01)

Note 3 – Available for Sale Securities

Beginning in the quarter ended October 31, 2011, we owned marketable equity securities, which are classified as available for sale.

The cost, unrealized gains (losses), and fair value of available for sale securities at October 31, 2011 were as follows:

Cost	$431,256
Unrealized gains	100,000
Unrealized (losses)	(7,306)
Fair Value	$523,950

We have no securities that have been in an unrealized loss position for longer than 12 months.

During the quarter ended October 31, 2011, we received cash proceeds of $3,943,168 from sales of securities with a cost basis of $3,510,000; thus, we had a realized gain on sale of available for sale securities of $433,168.  We had no reclassifications from accumulated other comprehensive income to net income during the period.

Note 4 - Oil and Gas Properties

Oil and natural gas properties as of October 31, 2011 and July 31, 2011 consisted of the following:

	October 31, 2011	July 31, 2011
Oil and gas properties
Evaluated Properties

Costs subject to depletion	$12,268,504	$7,962,387

Depletion	(738,709)	(567,189)

Total oil and gas properties	$11,529,795	$7,395,198

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas.  Under the agreement, the operator will commence drilling a well on or before December 31, 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.  As of October 31, 2011, we had paid $43,055 for the cash call on the initial well.  Because drilling had not commenced as of October 31, 2011, the cash call is carried as a prepaid expense at that date.  The drilling commenced in November 2011.

In September 2011, the operator in our Markham City, Illinois project area commenced drilling of three wells.  Two wells were completed in October 2011, one of which is producing oil and the other of which is shut in pending further evaluation.  The third well will be used as a water supply well.  As of October 1, 2011, the operator had expended approximately $600,000 towards the Earnings Threshold.  In accordance with our farmout agreement, we will be required to contribute our 10% working interest share toward development of  the area after the Earnings Threshold, $1,350,000, has been met; whereas, we are currently responsible for our 10% working interest pertaining to routine operational expenses.

Significant additions to oil and gas properties include:

•
The acquisition of an aggregate of approximately 25% working interest in our properties in Galveston Bay as part of our acquisition of SPE, as discussed in Note 2 – Acquisitions, for $4,081,477, which includes asset retirement obligations assumed of $1,493,977;

•	Land acquisition costs of $8,689;
•	Exploration costs, consisting primarily of geological and geophysical costs, of $40,107;
•	Development costs associated with a new planned well in Galveston Bay of $3,861;

•
Recompletion costs associated with a well on our Welder lease of $59,482.  We paid a cash call prior to the commencement of the recompletion of $127,541; thus, we had a remaining balance in prepaid expenses of $68,059.

•
Adjustment of $112,500 to the purchase price of GBE to reflect recognition of an estimate of the cost of soil remediation required to be completed at one of GBE’s facilities.  The remediation liability existed as of the date of acquisition.

We had no oil and gas property classified as unevaluated as of October 31, 2011.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at October 31, 2011 and July 31, 2011.  At October 31, 2011 and July 31, 2011, our net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 - Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of October 31, 2011 and July 31, 2011:

	October 31, 2011	July 31, 2011
Liability for asset retirement obligation, beginning of period	$4,455,928	$57,623
Asset retirement obligations assumed	1,493,977	5,843,330
Asset retirement obligations sold	-	(1,523,573)
Accretion	137,882	213,866
Costs incurred	-	(135,318)
Liability for asset retirement obligation, end of period	$6,087,787	$4,455,928

Note 6 - Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to $5,000,000 with a commercial bank. The note carries interest at a rate of prime + 1% (currently 6%) with a minimum interest rate of 5%. Interest is payable monthly. The note is collateralized by our Galveston Bay properties and substantially all of GBE’s assets. Strategic has also executed a parental guarantee of payment. As of October 31, 2011 we had an outstanding $1,360,573 on this line of credit. We have $3,639,427 available on the line of credit as of October 31, 2011. In November 2011, we repaid $500,000 of the line of credit.  As of December 20, 2011, we had $860,573 outstanding on the line of credit.

We incurred $64,151 of loan origination fees which are being amortized straight line over one year, the term of the loan. As of October 31, 2011, $40,095 had been amortized.

Note 7 - Notes Payable

In October 2011, we paid $8,300 of principal on a note payable due to an officer and director of Strategic. As of October 31, 2011, we had balance due to a different director of $6,423, which was paid subsequent to October 31, 2011.

During the quarter ended October 31, 2011, we modified our insurance coverage and financed $18,667 of the premium due attributable to the endorsement.  We paid the remaining installments for our insurance financing arrangement during the quarter ended October 31, 2011.

During November 2011, we paid off the $175,000 note payable due to one of our former directors.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2011.

	Carrying Value at October	Fair Value Measurement at October 31, 2011
	31, 2011	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$523,950	$523,950	-	-

Liabilities:
Derivative warrant liability	$1,684,195	-	-	$1,684,195

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts receivable – related party, accounts payable and accrued expenses, and  notes payable approximate their fair market value based on the short-term maturity of these instruments.

Note 9 – Warrant Derivative Liability

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the three months ended October 31, 2011:

Beginning balance – August 1, 2011	$2,543,223

Change in fair value of derivative liability	(859,028)

At October 31, 2011	$1,684,195

The $859,028 change in fair value was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations.

Note 10 – Stockholders’ Equity

Common Stock Issuances

During the August 2011, we granted 4,739,630 shares of common stock to certain investors who had participated in our October and November 2009 equity raises, and as a consequence owned derivative warrants. These investors had exercised some of their warrants prior to our equity raise in February 2011, which triggered the down-round ratchet provision in the warrants.  The warrant contracts specify that the ratchet adjustment is not made for warrants that were exercised prior to the repricing event.  As a consequence of their warrant exercises, they had forfeited their contractual right to receive ratchet warrant shares.  However, management granted stock to these investors as a goodwill gesture.  The stock grant was treated as an investor relations expense and valued at $592,493.  The shares were valued using the closing market price on the date of grant.

During September 2011, we issued 95,000,000 million shares to the members of SPE Navigation I, LLC towards acquisition of SPE.

The purchase price was calculated as $9,500,000, based on the quoted market price of our stock on the date of the acquisition. (See Note 2 - Acquisitions).

Stock Options and Warrants

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

There were no options grants during the quarter ended October 31, 2011.

Options granted to non-employees

The following table provides information about options granted to consultants under our stock incentive plans during the three months ended October 31, 2011 and 2010:

	2011	2010
Number of options granted	-	1,400,000
Compensation expense recognized	$55,835	$114,617
Compensation cost capitalized	-	-
Weighted average fair value of options granted	-	$0.20

For the options on a graded vesting schedule, we estimate the fair value of the award, using the Black-Sholes option pricing method, as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. Based on the fair value of the options as of October 31, 2011 there was $697,478 of unrecognized compensation cost related to non-vested share based compensation arrangements granted.

The following table details the significant assumptions used to compute the fair market values of stock option expense associated with options granted to non-employees during the three months ended October 31, 2011 and 2010:

	2011	2010
Risk-free interest rate	0.12 – 1.66%	1.27%
Dividend yield	0%	0%
Volatility factor	139 - 148%	153%
Expected life (years)	0.80 – 6.5 years	1.5 – 2 years

Options granted to employees

We granted no options to employees during the three months ended October 31, 2011 and 2010.  We recognized $70,514 of compensation expense associated with the amortization of options granted to employees in April 2011.  As of October 31, 2011, there was $507,407 of unrecognized compensation cost associated with these options.

Summary information regarding all stock options issued and outstanding as of October 31, 2011 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2011	27,530,000	$0.10	$1,101,200	8.14
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at year ended October 31, 2011	27,530,000	$0.10	$275,300	7.89

Warrants

Summary information regarding stock warrants issued and outstanding as of October 31, 2011 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at year ended July 31, 2011	93,961,497	$0.10	$3,710,880	3.83

Granted	-	-

Exercised	-	-

Expired	(50,000)	1.00

Outstanding at year ended October 31,2011	93,911,497	$0.10	$927,720	3.58

On February 15, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. In conjunction with the agreement, we granted warrants to purchase 30,000,000 shares of common stock that vest solely upon achievement of a market condition. If our common stock attains a five day average closing price of $.30 per share, an additional 15,000,000 warrants with an exercise price of $.10 and an expiration date of February 15, 2016 shall be issued.  If our common stock attains a five day average closing price of $.60 per share, an additional 15,000,000 warrants with an exercise price of $.10 and an expiration date of February 15, 2016 shall be issued.

The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The warrants to purchase 15,000,000 shares of common stock at $.30 per share and 15,000,000 shares of common stock at $.60 per share will be amortized over the derived service periods of 2.07 years and 2.49 years, respectively.  As of October 31, 2011, the fair value of the warrants to purchase 15,000,000 shares of common stock at $.30 per share was $262,848 and the fair value of the warrants to purchase 15,000,000 shares at $.60 per share was $156,675.  We recognized $47,757 of expense associated with these warrants during the three months ended October 31, 2011.

Note 11—Commitments and Contingencies

We are subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment as an owner or lessee and operator of oil and gas properties.  These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages.  In some instances, we may be directed to suspend or cease operations in the affected area.  We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.

There is soil contamination at a tank facility owned by GBE.  As of July 31, 2011, we had determined that it was probable that remediation would be required and we were evaluating the extent of the contamination, the activities that will be required to perform the remediation, and whether the former owner would be required to assume the remediation.  As of July 31, 2011, we concluded that the cost of the remediation was not estimable and, accordingly, it had not been reflected in our financial results.

During the three months ended October 31, 2011, we continued evaluation of the site and concluded that we could reasonably estimate a range of potential cost. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $500,000.  We cannot determine a most likely scenario, thus we have recognized the lower end of the range.  $150,000 has been recognized and is included in the balance sheet caption Accounts payable and accrued expenses.  Because the liability was acquired with the acquisitions, we have adjusted the cost of acquired oil and gas properties to reflect the estimate of loss.

Note 12 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties.  The following table summarizes the activity associated with the Barge Canal properties:

	Three months ended October 31,
	2011	2010
Revenues	$90,306	$67,501
Lease operating costs	$46,869	$49,580

As of October 31, 2011 and July 31, 2011 respectively, we had outstanding accounts receivable associated with these properties of $45,655 and $69,880 and no accounts payable.

During the quarter ended October 31, 2011, we repaid a note payable in the amount of $8,300 due to one of our officers. We also paid the accrued interest associated with the note of $413.

On September 23, 2011, we purchased SPE Navigation I, LLC, as more fully discussed in Note 2 – Acquisitions, with 95,000,000 shares of Strategic American common stock.  The owners of SPE were companies owned by the CEO of Strategic, his brother-in-law, and his sister-in-law. Because the purchase price, $9,500,000, as computed using the fair value of the 95,000,000 shares on the date of purchase, exceeded the net assets acquired, we recognized compensation expense on the excess, $4,367,750. (See Note 2 - Acquisitions)

We entered into a consulting contract with a company controlled by the father-in-law of our CEO, Michael Watts, in February 2011.  Under the contract, Mr. Watts will provide investor relations services.  Mr. Watts received warrants to purchase 20,000,000 shares of Strategic common stock at $.10 per share exercisable through February 2016 upon execution of the contract.  Additionally, he received warrants to purchase 30,000,000 shares of Strategic common stock at $.10 per share, which expire in February 2016.  The warrants vest if our common stock achieves certain market prices.  The compensation cost is determined using a lattice model as discussed in Note 10 – Stockholders’ Equity.  During the quarter ended October 31, 2011, we recognized $47,757 of compensation cost associated with these warrants.

Note 13 – Subsequent Events

In December 2011, we granted 325,917 shares of common stock to an officer for accrued payroll.  The stock was valued at $27,703 using the closing stock price on the date of grant.

Subsequent to October 31, 2011, we paid off the $175,000 note payable owed to one of our former directors and the $6,423 owed to a director.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2011 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2011 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2011.

Recent Activities

Acquisition of SPE

On February 15, 2011 we closed on the acquisition of a private Texas oil and gas company, GBE, which owns working interests in and operates producing oil and natural gas properties and its related facilities in four fields located in Galveston Bay, Texas.

Immediately following our acquisition of GBE, we sold 15% of our own aggregate working interest in the Galveston Bay fields for $1.4 million in cash to SPE Navigation 1, LLC (“SPE”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. Effective May 1, 2011, SPE acquired an additional 10% of our aggregate working interest in the Galveston Bay fields for an additional $1.15 million. As a result of these transactions, GBE became our wholly owned subsidiary and we owned approximately 53% of the aggregate net revenue interest in the four fields.

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

Additionally, with the purchase of SPE, we now own approximately 93% of the working interest and approximately 72% of the aggregate net revenue in the Galveston Bay fields.  In order to maximize production from our Galveston Bay properties, we plan approximately $2.6 million in improvements in the next 12 months to the properties to include upgrading production facilities, new pipelines, recompletion of existing shut-in wells, and various other projects aimed specifically at increasing production.  In March 2011, we secured an initial line of credit from a commercial bank for up to $5,000,000 to support our work on the Galveston Bay properties.

Other projects

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas.  Under the agreement, the operator will commence drilling a well on or before December 31, 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.  As of October 31, 2011, we had paid $43,055 for the cash call on the initial well.  Because drilling had not commenced as of October 31, 2011, the cash call is carried as a prepaid expense at that date.  The drilling commenced in November 2011.

In September 2011, the operator in our Markham City, Illinois project area commenced drilling of three wells.  Two wells were completed in October 2011, one of which is producing oil and the other of which is shut in pending further evaluation.  The third well will be used as a water supply well.  As of October 1, 2011, the operator had expended approximately $600,000 towards the Earnings Threshold.  In accordance with our farmout agreement, we will be required to contribute our 10% working interest share toward operations in the area after the Earnings Threshold, $1,350,000, has been met.

Results of Operations

Production data:

	Three months ended October 31,
	2011			2010
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	13,179	47,013	126,085	1,381	2,871	1,159
Average sales price	$103.05	$4.36	$12.40	$73.80	$3.81	$10.11
Average lease operating expense			$6.39			$9.00

Statements of operations:

	Three months ended October 31,
	2011	2010	Increase/ (Decrease)	% Change

Revenues	$1,562,879	$112,873	$1,450,006	1,285%

Operating expenses
Lease operating expense	805,372	101,264	704,108	695%
Depreciation, depletion, and amortization	178,010	23,000	155,010	674%
Accretion	137,882	2,394	135,488	5,659%
Consulting fees – related party	47,757	-	47,757	100%
Acquisition cost – related party	4,367,750	-	4,367,750	100%
Other general and administrative expense	1,408,053	840,713	567,340	67%
Total operating expenses	6,944,824	967,371	5,977,453	618%

Loss from operations	(5,381,945)	(854,498)	(4,527,447)	530%

Interest expense, net	(67,494)	(26,585)	(40,909)	154%
Gain (loss) on derivative warrant liability	859,028	(84,561)	943,589	1,116%
Gain on sale of available for sale securities	433,168	-	433,168	100%
Income tax provision	(41,948)	-	(41,948)	100%

Net Loss	$(4,199,191)	$(965,644)	$(3,233,547)	335%

We recorded a net loss of $4,199,191, or ($0.02) per basic and diluted common share, during the quarter ended October 31, 2011, as compared to a net loss of $965,644, or ($0.02) per basic and diluted common share, during the quarter ended October 31, 2010.

The changes in results were predominantly due to the factors below:

●
Revenues, lease operating expense, depreciation, depletion, and amortization expense, and accretion expense increased substantially because of the inclusion of the results of our new subsidiaries, GBE and SPE.  We purchased GBE on February 15, 2011.  We purchased SPE on September 23, 2011.  Our consolidated financial statements include the results associated with the working interest in oil and gas properties in Galveston Bay, Texas.  Through these working interests, we produced from approximately 26 active oil and gas wells in four fields. This represents a substantial increase in our operations.

●
Consulting fees – related party increased due to the amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services.  This company is a related party, as it is controlled by the father-in-law of our CEO, Jeremy Driver.

●	We incurred an expense charge of $4,367,750 due to the excess of the fair value of the purchase price of SPE over SPE’s carrying value in the net assets acquired.
●
We opened a new location in Houston, Texas, hired additional accounting staff, and hired an operations manager and regulatory manager for GBE, which increased our general and administrative expense by approximately $130,000.  Additionally, we incurred investor relations expense of approximately $600,000 associated with a stock grant during the quarter ended October 31, 2011.  These were offset by reductions in consulting expense and professional fees.

●	GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank. Because of these arrangements, interest expense increased.
●
We re-measure our derivative warrants at fair value at every reporting date.  The fair value of the derivative warrants, as determined using a lattice model, reduced substantially as of October 31, 2011 as compared with July 31, 2011, resulting in a gain on derivative warrant liability; whereas the change in fair value of the warrants as of October 31, 2010 as compared with July 31, 2010 resulted in a small loss.

●	We acquired equity securities with our acquisition of SPE. We sold securities with a cost basis of $3,510,000 for proceeds of $3,943,168, resulting in a gain on the sale of the securities.
●	We experienced a tax profit due primarily to the sale of our available for sale securities and, consequently, we have recorded a provision for income tax payable and expense.

We do not expect the gain on the sale of available for sale securities to occur on a recurring basis.  The increases in revenue, lease operating expense, depreciation, depletion, and amortization expense, accretion expense, and interest expense are associated with the operations of GBE and will be an ongoing element in our financial results.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of October 31, 2011 and July 31, 2011:

	October 31, 2011	July 31, 2011

Cash and cash equivalents	$4,737,780	$1,082,099
Working capital (deficit)	$(362,569)	$(3,773,504)

At October 31, 2011, we had $4,737,780 of cash on hand and a working capital deficit of $ 362,569 ($1,684,195 is attributable to a warrant derivative liability which would ordinarily be settled in stock). We believe our working capital on October 31, 2011 was sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next 12 months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the quarter ended October 31, 2011 has decreased in comparison to the prior year; in 2011, we used cash of $83,710 compared to $509,722 during the quarter ended October 31, 2010. This decrease is attributable to decreases in management and consulting fees in 2011 and to increased net cash flows from our new subsidiary, GBE.  Prior to our acquisition of GBE, operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.   With our acquisition of GBE, we expect to derive a much greater percentage of our cash flows from operations from revenues and direct operating costs.  Because the GBE properties will increase our contribution margin from our core activities, the acquisition should continue to enhance our cash flows from operations.

Net Cash Provided by Investing Activities

During the quarter ended October 31, 2011, investing activities provided cash of $3,820,583 compared to cash provided of $168,165 during the quarter ended October 31, 2010. In 2011, the cash provided is mainly attributable to proceeds from the sale of equity securities.  In 2010, we received proceeds from the sale of oil and gas properties. We expect to use cash in investing due to our planned investment in the fields that we acquired when we acquired GBE.

Net Cash (Used in) Provided by Financing Activities

As we have had limited revenues since inception, we have financed our operations primarily through private placements of our common stock. Financing activities during the quarter ended October 31, 2010 provided cash of $150,100.  In 2011, we did not enter into any new debt nor did we sell any equity securities.  Thus, financing activities consisted solely of payment of existing debt totaling $81,192.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2011, which deficiencies have not yet been remedied.

Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings

As of October 31, 2011, we were a party to the following legal proceedings:

1.           Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas.  The Company is a plaintiff in this suit.  In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG.  The Company intends to prosecute its claims and defenses vigorously.  As of the date of filing of this report, the Company is no longer seeking injunctive relief.

2.           Cause No. 2011-21308; James A. Whitson, Jr. vs. Galveston Bay Energy, LLC; In the 61st Judicial District Court, Harris County, Texas.  The Company was a defendant in this case, which involved contracts regarding the use of processing plants for the oil and gas products produced by the producing properties owned by Mr. Whitson. The contracts were assigned to ERG Resources, LLC immediately prior to the purchase of GBE from ERG by the Company.  Subsequent to October 31, 2011, this case was dismissed.

3.           Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This is a companion case to the Whitson case in that it deals with the same operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously.

Item 1A. Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 15, 2011. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our unregistered sales of equity securities during our quarter ended October 31, 2011 have been disclosed in our Current Report on Form 8-K as previously filed with the SEC on September 30, 2011.

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
Date: December 20, 2011

“Sarah Berel-Harrop”
Sarah Berel-Harrop
Secretary, Treasurer, Chief Financial Officer and Principal
Accounting Officer
Date: December 20, 2011