Form 10-Q
period 2012-01-31
STRATEGIC AMERICAN OIL CORP
filed 2012-03-21
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended January 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

STRATEGIC AMERICAN OIL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0454144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 200
Houston, Texas  77024
(Address of principal executive offices, including zip code)

361-884-7474
(registrant’s principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of March 16, 2012, 269,742,986 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

1. Consolidated Balance Sheets (unaudited)

2. Consolidated Statements of Operations and Comprehensive Income (unaudited)

3. Consolidated Statements of Cash Flows (unaudited)

4. Notes to Consolidated Financial Statements (unaudited)

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2012	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,073,078	$1,082,099
Oil and gas revenues receivable	520,876	875,918
Accounts receivable – related party	100,963	69,880
Available for sale securities	1,079,524	-
Other receivables, net	40,176	225,057
Other current assets	964,840	292,973
Total current assets	5,779,457	2,545,927

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $945,739 and $567,189, respectively; and accumulated impairment of $373,335 and $373,335, respectively	11,500,874	7,395,198
Unevaluated property	37,120	-
Restricted cash	6,650,000	6,716,850
Other assets	338,085	255,942
Property and equipment, net of accumulated depreciation of $24,451 and $11,158, respectively	46,145	22,857

Total Assets	$24,351,681	$16,936,774

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,398,802	$1,676,816
Line of credit	-	1,360,573
Notes payable	-	255,596
Advances	1,438,679	-
Asset retirement obligations – short term	648,396	468,500
Derivative warrant liability	1,557,392	2,543,223
Due to related parties	-	14,723
Total current liabilities	6,043,269	6,319,431

Asset retirement obligations – long term	5,553,920	3,987,428
Total liabilities	11,597,189	10,306,859

Stockholders’ equity:
Common stock, $.001 par; 500,000,000 shares authorized shares; 269,836,317 and 169,770,770 shares issued and outstanding	269,836	169,771
Additional paid in capital	38,336,554	27,807,540
Accumulated other comprehensive loss	(13,434)	-
Accumulated deficit	(25,838,464)	(21,347,396)
Total stockholders’ equity	12,754,492	6,629,915

Total liabilities and stockholders’ equity	$24,351,681	$16,936,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011

Revenues	$1,839,961	$116,261	$3,402,840	$229,134

Operating expenses
Lease operating expense	1,062,202	39,124	1,867,574	140,388
Depreciation, depletion, and amortization	213,833	28,925	391,843	51,925
Accretion	145,912	1,270	283,794	3,664
Impairment	-	140,029	-	140,029
Consulting fees – related party	44,856	-	92,613	-
Acquisition cost – related party	-	-	4,367,750	-
Other general and administrative expense	928,787	378,006	2,336,840	1,218,719
Total operating expenses	2,395,590	587,354	9,340,414	1,554,725

Loss from operations	(555,629)	(471,093)	(5,937,574)	(1,325,591)

Interest income (expense), net	(35,182)	11,806	(102,676)	(14,779)
Gain (loss) on derivative warrant liability	126,803	(191,988)	985,831	(276,549)
Gain on sale of available for sale securities	-	-	433,168	-
Net loss before income taxes	(464,008)	(651,275)	(4,621,251)	(1,616,919)
Income tax benefit	172,131	-	130,183	-
Net Loss	$(291,877)	$(651,275)	$(4,491,068)	$(1,616,919)
Other comprehensive income, net of tax:
Net unrealized loss from available for sale securities, net of income tax benefit of $32,443, $0, $0 and $0 respectively	(73,685)	-	(13,434)	-

Comprehensive Loss	$(365,562)	$(651,275)	$(4,504,502)	$(1,616,919)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding (basic and diluted)	269,708,784	53,601,127	241,317,016	53,408,220

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,491,068)	$(1,616,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	391,843	51,925
Impairment	-	140,029
Accretion	283,794	3,664
Change in deferred taxes	(130,200)	-
Amortization of debt discount	-	3,886
Amortization of loan origination fees and prepaid interest expense	73,761	-
Gain on sale of available for sale securities	(433,168)	-
Warrants amortization – related party	92,613	-
Common stock granted for services and for investor relations	620,156	62,008
Share based compensation – amortization of the fair value of stock options	416,310	158,559
Acquisition cost – related party	4,367,750	-
(Gain) loss on warrant derivative liability	(985,831)	276,549
Changes in operating assets and liabilities:
Accounts receivable	539,923	7,898
Accounts receivable – related party	(31,083)	(23,924)
Accounts payable and accrued expenses	(825,015)	36,505
Advances	834,861	-
Other assets	8,449	251,328
Net cash provided by (used in) operating activities	733,095	(648,492)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(351,132)	(229,956)
Purchases of property and equipment	(36,581)	-
Proceeds from sale of oil and gas properties	-	275,000
Change in restricted cash	54,946	-
Purchase of available for sale securities	(702,958)	-
Proceeds from sale of available for sale securities	3,943,168	-
Net cash provided by investment activities	2,907,443	45,044

Cash Flows From Financing Activities
Proceeds from sales of common stock	-	200,100
Proceeds from notes payable	-	45,000
Payments on notes payable	(1,634,836)	(85,000)
Payments on notes payable – related party	(14,723)	203,300
Net cash provided by (used in) financing activities	(1,649,559)	363,400

Net increase (decrease) in cash	1,990,979	(240,048)
Cash at beginning of period	1,082,099	247,851
Cash at end of period	$3,073,078	$7,803

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

STRATEGIC AMERICAN OIL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended January 31,
	2012	2011

Supplemental Disclosures:
Interest paid in cash	$35,874	$-
Income taxes paid in cash	-	-

Non-cash investing and financing
Non-cash capitalized interest	$-	$41,550
Asset retirement obligation sold	32,772	50,907
Asset retirement obligations incurred	1,389	-
Exercise of warrants classified as a derivative	-	153,445
Notes receivable for sale of oil and gas properties	-	100,000
Acquisition of SPE Navigation I, LLC for Strategic common stock, including asset retirement obligation assumed of $1,493,977	5,132,250	-
Accounts payable for oil and gas properties	221,356	-
Notes payable for prepaid insurance	18,667	-
Adjustment of purchase price of acquisition: environmental liability acquired	112,500	-
Unrealized loss on available for sale securities, net of tax benefit	13,434	-

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

Available for sale securities

We invest in marketable equity securities which are classified as available for sale. Available-for-sale securities are marked to market based on the fair values of the securities determined in accordance with ASC Section 820 (Fair Value Measurement), with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income (loss).

Restricted cash

Restricted cash consists of certificate of deposits that have been posted as collateral supporting a reclamation bond guaranteeing remediation of our oil and gas properties in Texas. As of January 31, 2012 and July 31, 2011, respectively, restricted cash totaled $6,650,000 and $6,716,850. During the period ended January 31, 2012, the bond requirement reduced and accordingly, $66,850 of restricted cash was released to us.  The paying bank deducted $11,904 of outstanding interest payable and we received a net release of $54,946.

Advances

Advances consist of prepayments received from working interest partners pertaining to their share of the costs of drilling oil and gas wells.  Partners are billed in advance for the estimated cost to drill a well and as the work proceeds, the prepayment is applied against their share of the actual drilling cost.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential common shares outstanding during the period. There were no potential common shares outstanding during the three and six months ended January 31, 2012 and 2011 and, therefore, basic and diluted net income per common share are the same.

Comprehensive Income

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income (loss). Unrealized loss on available for sale securities, net of taxes, of $13,434 is included in Accumulated other comprehensive income (loss).

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

During the six months ended January 31, 2012, we determined that we could estimate a range of potential loss associated with an environmental liability at one of the properties we acquired when we acquired GBE (See Note 11 – Commitments and Contingencies).  We adjusted the purchase price allocation for the purchase by increasing accounts payable acquired and oil and gas properties acquired by the amount that we recognized, $112,500 ($37,500 of the cost was recognized with the acquisition of SPE).  The adjustment did not change the identifiable net assets acquired.

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

As of the acquisition date, the working interests previously owned by SPE were conveyed to GBE. Thus, all oil and gas revenues after the SPE acquisition were attributed to GBE.  Our consolidated statements include the results of the 100% acquired working interest.

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

Supplemental pro forma information

The unaudited pro forma results presented below for the three and six months ended January 31, 2012 and 2011 have been prepared to give effect to the purchases described above as if they had been consummated on August 1, 2009.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if the acquisitions had been completed on such date or to project our results of operations for any future date or period.

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Revenues	$1,839,961	$1,013,477	$3,550,839	$2,558,844
Loss from operations	(555,629)	(1,093,138)	(6,128,510)	(2,572,252)
Net loss	(291,877)	(1,273,320)	(4,682,004)	(2,863,580)
Earnings per share, basic and diluted	$(0.00)	$(0.00)	(0.02)	(0.01)

Note 3 – Available for Sale Securities

Beginning in the quarter ended October 31, 2011, we owned marketable equity securities, which are classified as available for sale.

The cost, unrealized gains (loss), and fair value of available for sale securities at January 31, 2012 were as follows:

Cost	$1,092,958
Unrealized loss	(13,434)
Fair Value	$1,079,524

We have no securities that have been in an unrealized loss position for longer than 12 months.

We acquired securities with a market value of $3,900,000 in conjunction with our acquisition of SPE. (See Note 2 – Acquisitions) During the six months ended January 31, 2012, we received cash proceeds of $3,943,168 from sales of securities with a cost basis of $3,510,000; thus, we had a realized gain on sale of available for sale securities of $433,168.  During the six months ended January 31, 2012, we purchased securities at a market price of $702,958. We had no reclassifications from accumulated other comprehensive income to net income during the period. Available for sale securities are re-measured at fair value at every reporting date.  (See Note 8 – Fair Value)

Note 4 - Oil and Gas Properties

Oil and natural gas properties as of January 31, 2012 and July 31, 2011 consisted of the following:

	January 31, 2012	July 31, 2011
Oil and gas properties
Evaluated Properties:

Costs subject to depletion	$12,446,613	$7,962,387

Depletion	(945,739)	(567,189)
	11,500,874	7,395,198
Unevaluated Properties:	37,120	-
Total oil and gas properties	$11,537,994	$7,395,198

Evaluated property

Significant additions to oil and gas properties during the six months ended January 31, 2012 include:

●
The acquisition of an aggregate of approximately 25% working interest in our properties in Galveston Bay as part of our acquisition of SPE, as discussed in Note 2 – Acquisitions, for $4,081,477, which includes asset retirement obligations assumed of $1,493,977;

●
Adjustment of $112,500 to the purchase price of GBE to reflect recognition of an estimate of the cost of soil remediation required to be completed at one of GBE’s facilities.  The remediation liability existed as of the date of acquisition;

●	Land acquisition costs of $13,992;
●	Exploration costs, consisting primarily of geological and geophysical costs, of $87,165; and
●
Development costs of $221,864 which consists primarily of $67,477 expended on a recompletion of one of our Welder wells onshore in South Texas and $153,885 expended on a new drill to access proved undeveloped reserves offshore in Galveston Bay.

In September 2011, the operator in our Markham City, Illinois project area commenced drilling of three wells, which were completed during the six months ended January 31, 2012. We are currently producing oil in the project area.  As of January 31, 2012, the operator had expended approximately $1,061,000 towards the Earnings Threshold.  In accordance with our farmout agreement, we will be required to contribute our 10% working interest share toward development of the area after the Earnings Threshold, $1,350,000, has been met.  We are currently responsible for our 10% working interest pertaining to routine operational expenses for completed wells.  In February 2012, the operator commenced a pilot water flood project to re-pressurize the reservoir and enhance recovery of oil from the area.

In January 2012, we sold half of our working interest in the development well in Galveston Bay to several parties who assumed their share of costs and expenses.  After the sale, we owned a 25% interest in the well.   In January 2012, we sold our 100% working interest in an onshore well.  The buyer assumed the asset retirement obligation for the well, $32,772.  We received no cash proceeds in conjunction with either sale. The assumed asset retirement obligation was the only consideration we received for these transactions.  In accordance with full cost rules, we recognized no gain or loss on the sales.

Unevaluated property

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas.  Under the agreement, the operator commenced drilling a well, the Palacios #1, during November 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.   The operator commenced drilling of an exploratory well, Palacios #1, within the prospect area in November 2011. We have expended $37,120 on this project as of January 31, 2012.  We have elected to participate in the completion and have paid completion costs of $12,463, which is carried as a prepaid expense.  We are still in the process of completing the well.  An additional cash call of $3,685 was paid in February 2012.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at January 31, 2012 and July 31, 2011.  At January 31, 2012 and July 31, 2011, our net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 - Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of January 31, 2012 and July 31, 2011:

	January 31, 2012	July 31, 2011
Liability for asset retirement obligation, beginning of period	$4,455,928	$57,623
Asset retirement obligations assumed	1,493,977	5,843,330
Asset retirement obligations sold	(32,772)	(1,523,573)
Asset retirement obligations incurred	1,389	-
Accretion	283,794	213,866
Costs incurred	-	(135,318)
Liability for asset retirement obligation, end of period	$6,202,316	$4,455,928

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

During the six months ended January 31, 2012 we had repaid $1,360,573 amounts outstanding on the line of credit. Thus, there were no amounts outstanding and the entire amount of the line of credit, $5,000,000, was available as of January 31, 2012.

We incurred $64,151 of loan origination fees which are being amortized straight line over one year, the term of the loan. As of January 31, 2012, $56,133 had been amortized.

Note 7 - Notes Payable

In November 2011, we paid $6,423 principal on a note payable due to a director and the associated accrued interest.

In October 2011, we paid $8,300 of principal on a note payable due to an officer and director of Strategic

During the six months ended January 31, 2012, we modified our insurance coverage and financed $18,667 of the premium due attributable to the endorsement.  We also paid the remaining installments for our insurance financing arrangement during the period.

During November 2011, we paid off the $175,000 note payable due to one of our former directors.

Accordingly, as of January 31, 2012, we had no notes payable outstanding.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2012.

	Carrying Value at January 31,	Fair Value Measurement at January 31, 2012
	2012	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$1,079,524	$1,079,524	-	-

Liabilities:
Derivative warrant liability	$1,557,392	-	-	$1,557,392

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the six months ended January 31, 2012:

Beginning balance – August 1, 2011	$2,543,223

Change in fair value of derivative liability	(985,831)

At January 31, 2012	$1,557,392

The $985,831 change in fair value was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations.

Note10 – Stockholders’ Equity

Common Stock Issuances

During December 2011 we granted 325,917 shares of common stock as compensation for services valued at $27,703. The shares were valued using the closing market price on the date of the grant.

During August 2011, we granted 4,739,630 shares of common stock to certain investors who had participated in our October and November 2009 equity raises, and as a consequence owned derivative warrants. These investors had exercised some of their warrants prior to our equity raise in February 2011, which triggered the down-round ratchet provision in the warrants.  The warrant contracts specify that the ratchet adjustment is not made for warrants that were exercised prior to the repricing event.  As a consequence of their warrant exercises, they had forfeited their contractual right to receive ratchet warrant shares.  However, management granted stock to these investors as a goodwill gesture.  The stock grant was treated as an investor relations expense and valued at $592,453.  The shares were valued using the closing market price on the date of grant.

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

There were no options grants during the six month period ended January 31, 2012.

Options granted to non-employees

The following table provides information about options granted to consultants under our stock incentive plans during the six months ended January 31, 2012 and 2011:

	2012	2011
Number of options granted	-	1,400,000
Compensation expense recognized	$281,568	$158,599
Compensation cost capitalized	-	-
Weighted average fair value of options granted	-	$0.14

For the options on a graded vesting schedule, we estimate the fair value of the award, using the Black-Sholes option pricing method, as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. Based on the fair value of the options as of January 31, 2012 there was $815,243 of unrecognized compensation cost related to non-vested share based compensation arrangements granted to non-employees.

The following table details the significant assumptions used to compute the fair market values of stock option expense associated with options granted to non-employees during the six months ended January 31, 2012 and 2011:

	2012	2011
Risk-free interest rate	0.13-1.24%	0.51 - 1.27%
Dividend yield	0%	0%
Volatility factor	137.10 – 145.47%	134.62 - 153%
Expected life (years)	1 - 6.5 years	1.5 – 5 years

Options granted to employees

We granted no options to employees during the six months ended January 31, 2012 and 2011.  We recognized $134,742 of compensation expense associated with the amortization of options that were granted to employees in April 2011.  As of January 31, 2012, there was $443,178 of unrecognized compensation cost associated with these options.

Summary information regarding all stock options issued and outstanding as of January 31, 2012 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2011	27,530,000	$0.10	$1,101,200	8.14
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at January 31, 2012	27,530,000	$0.10	$-	7.64

Warrants

Summary information regarding stock warrants issued and outstanding as of January 31, 2012 is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at year ended July 31, 2011	93,961,497	$0.10	$3,710,880	3.83

Granted	-	-

Exercised	-	-

Expired	(50,000)	1.00

Outstanding at January 31,2012	93,911,497	$0.10	$-	3.22

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

The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The warrants to purchase 15,000,000 shares of common stock at $.30 per share and 15,000,000 shares of common stock at $.60 per share will be amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  As of January 31, 2012, the fair value of the warrants to purchase 15,000,000 shares of common stock at $.30 per share was $204,372 and the fair value of the warrants to purchase 15,000,000 shares at $.60 per share was $201,745.  We recognized $92,613 of expense associated with these warrants during the six months ended January 31, 2012.

Note 11 – Commitments and Contingencies

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

During the six months ended January 31, 2012, we continued evaluation of the site and concluded that we could reasonably estimate a range of potential cost. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $500,000.  We cannot determine a most likely scenario, thus we have recognized the lower end of the range.  $150,000 has been recognized and is included in the balance sheet caption Accounts payable and accrued expenses.  Because the liability was acquired with the acquisitions, we have adjusted the cost of acquired oil and gas properties to reflect the estimate of loss.

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate. We have a letter of credit in the amount of $6,650,000 issued by Green Bank. We pay a 1.5% per annum fee in conjunction with this letter of credit. The fee, $99,400 was prepaid in June 2011 and is being amortized on a straight line basis through the letter of credit’s renewal in October 2012. As of January 31, 2012, $46,387 had been amortized.

Note 12 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties.  The following table summarizes the activity associated with the Barge Canal properties:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Revenues	$185,575	$114,358	$275,881	$181,859
Lease operating costs	$44,254	$37,840	$91,123	87,420

As of January 31, 2012 and July 31, 2011 respectively, we had outstanding accounts receivable associated with these properties of $100,963 and $69,880 and no accounts payable.

In November 2011, we paid $6,423 principal on a note payable due to a director.  We also paid the associated accrued interest of $416.

In October 2011, we paid $8,300 of principal on a note payable due to an officer and director of Strategic. We also paid the accrued interest associated with the note of $413.

On September 23, 2011, we purchased SPE Navigation I, LLC, as more fully discussed in Note 2 – Acquisitions, with 95,000,000 shares of Strategic American common stock.  The owners of SPE were companies owned by the CEO of Strategic, his brother-in-law, and his sister-in-law. Because the purchase price, $9,500,000, as computed using the fair value of the 95,000,000 shares on the date of purchase, exceeded the net assets acquired, we recognized compensation expense on the excess, $4,367,750. (See Note 2 - Acquisitions).

We entered into a consulting contract with a company controlled by the father-in-law of our CEO, Michael Watts, in February 2011.  Under the contract, Mr. Watts will provide investor relations services.  Mr. Watts received warrants to purchase 20,000,000 shares of Strategic common stock at $.10 per share exercisable through February 2016 upon execution of the contract.  Additionally, he received warrants to purchase 30,000,000 shares of Strategic common stock at $.10 per share, which expire in February 2016.  The warrants vest if our common stock achieves certain market prices.  The compensation cost is determined using a lattice model as discussed in Note 10 – Stockholders’ Equity.  During the six months ended January 31, 2012, we recognized $92,613 of compensation cost associated with these warrants.

Note 13 – Subsequent Events

In February 2012, we entered into a premium financing arrangement to pay principal of $183,610 in conjunction with our commercial insurance program renewal.  We are obligated to make nine payments of $20,487 per month, which include principal and interest, beginning in March 2012.

In February 2012, we purchased a non-operated working interest in mineral leases covering 200 acres onshore in Hardeman County, Texas.  The operator had commenced drilling in the area on January 28, 2012.  Our working interest in the lease area is 13.3% to the casing point of the first well drilled and 10.0% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 7.50%. The well encountered no natural fracturing in the native limestone of the target geological formation which greatly limited the productivity of oil in the well. All parties chose to abandon and plug the well. We incurred approximately $90,000 of costs associated with the acquisition of this property and the drilling of the well.  We are evaluating further development opportunities in the field, including horizontal drilling.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2012 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2012 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2011.

Recent Activities

Acquisition of SPE

On September 26, 2011, we acquired SPE Navigation I, LLC for 95,000,000 shares of Strategic common stock.  SPE’s assets at the time of purchase were a 25% working interest in GBE’s historical interest in the Galveston Bay fields, as discussed in the notes to our consolidated financial statements, and one million shares of Hyperdynamics common stock.  Hyperdynamics is a public company traded on the NYSE.

Other projects

In February 2012, we began drilling a well, ST 9-12A #4, in the Fisher’s Reef Field located in Trinity Bay near Anahuac, Texas. Through our subsidiary, Galveston Bay Energy LLC, we retained a 25% working interest and operatorship of the well. The remaining 75% working interest was paid by industry and financial partners who have all elected to complete the well based upon our recommendation using down-hole logs, sidewall cores, and other geological data available at the time. Completion operations are now underway.

In February 2012, we purchased a non-operated working interest in mineral leases covering 200 acres onshore in Hardeman County, Texas.  The operator had commenced drilling in the area on January 28, 2012.  Our working interest in the lease area is 13.3% to the casing point of the first well drilled and 10.0% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 7.50%. The well encountered no natural fracturing in the native limestone of the target geological formation which greatly limited the productivity of oil in the well. All parties chose to abandon and plug the well. We incurred approximately $90,000 of costs associated with the acquisition of this property and the drilling of the well.  We are evaluating further development opportunities in the field, including horizontal drilling.

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas.  Under the agreement, the operator commenced drilling a well, the Palacios #1, during November 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.   The operator commenced drilling of an exploratory well, Palacios #1, within the prospect area in November 2011. We have expended $37,120 on this project as of January 31, 2012.  We have elected to participate in the completion and have paid completion costs of $12,463, which is carried as a prepaid expense.  We are still in the process of completing the well.  An additional cash call of $3,685 was paid in February 2012.

In September 2011, the operator in our Markham City, Illinois project area commenced drilling of three wells.  Two wells were completed in October 2011, one of which is producing oil and the other of which is shut in pending further evaluation.  The third well will be used as a water supply well.  Water injection operations began in January 2012. As of January 31, 2012, the operator had expended approximately $1,061,000 towards the Earnings Threshold.  In accordance with our farmout agreement, we will be required to contribute our 10% working interest share toward operations in the area after the Earnings Threshold, $1,350,000, has been met.

Results of Operations

Three months ended January 31, 2012 compared to the three months ended January 31, 2011:

Production data:

	Three months ended January 31,
	2012			2011
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	14,437	62,885	149,505	1,173	4,542	11,581
Average sales price	$112.45	$3.44	$12.31	$85.26	$3.57	$10.04
Average lease operating expense			$7.10			$3.00

Statements of operations:

	Three months ended January 31,
	2012	2011	Increase/ (Decrease)	% Change

Revenues	$1,839,961	$116,261	$1,723,700	1,483%

Operating expenses
Lease operating expense	1,062,202	39,124	1,023,078	2,615%
Depreciation, depletion, and amortization	213,833	28,925	184,908	639%
Accretion	145,912	1,270	144,642	11,389%
Impairment	-	140,029	(140,029)	(100)%
Consulting fees – related party	44,856	-	44,856	100%
Other general and administrative expense	928,787	378,006	550,781	146%
Total operating expenses	2,395,590	587,354	1,808,236	308%

Loss from operations	(555,629)	(471,093)	(84,536)	18%

Interest expense, net	(35,182)	11,806	(46,988)	(398)%
Gain (loss) on derivative warrant liability	126,803	(191,988)	318,791	(166)%
Income tax benefit	172,131	-	172,131	100%

Net Loss	$(291,877)	$(651,275)	$359,398	(55)%

We recorded a net loss of $291,877, or ($0.00) per basic and diluted common share, during the quarter ended January 31, 2012, as compared to a net loss of $651,275, or ($0.01) per basic and diluted common share, during the quarter ended January 31, 2011.

The changes in results were predominantly due to the factors below:

•
Revenues, lease operating expense, depreciation, depletion, and amortization expense, and accretion expense increased substantially because of the inclusion of the results of our new subsidiaries, GBE and SPE.  We purchased GBE on February 15, 2011.  We purchased SPE on September 23, 2011.  Our consolidated financial statements include the results associated with the working interest in oil and gas properties in Galveston Bay, Texas acquired in these two transactions.  Through these working interests, we produced from oil and gas wells in four fields. This represents a substantial increase in our operations.

•
Consulting fees – related party increased due to the amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services.  This company is a related party, as it is controlled by the father-in-law of our CEO, Jeremy Driver.

•
Impairment – Impairment expenses for the six months ended January 31, 2012 was $0 as compared to $140,029 for the comparable quarter of 2011. The net book value of our oil and gas properties did not exceed the ceiling and hence there was no impairment recorded on January 31, 2012 in comparison to the prior period where it exceeded the ceiling by $140,029.

•
After our purchase of GBE, we secured office space in Houston, Texas and hired additional accounting staff, an operations manager and regulatory manager for GBE.  The new location and staff increased our general and administrative expenses by approximately $230,000. Equity based compensation increased approximately $240,000.  In addition, we incurred increased professional services fees of $60,000, primarily due to legal costs incurred in the second quarter 2012.

•	GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank. Because of these arrangements, interest expense increased.
•
We re-measure our derivative warrants at fair value at every reporting date.  The fair value of the derivative warrants, as determined using a lattice model, reduced substantially as of January 31, 2012 as compared with October 31, 2011, resulting in a gain on derivative warrant liability; whereas there was an increase in fair value of the warrants as of January 31, 2011 as compared with October 31, 2010 resulting in a loss on derivative warrant liability in 2011.

•
We recognized an income tax benefit during the three months ended January 31, 2012 due to an adjustment of the valuation allowance for our deferred tax assets.  We determined that current deferred tax assets exist that are sufficient to offset deferred tax liabilities that had been acquired with the purchase of SPE Navigation 1, LLC.

We do not expect the gain on the sale of available for sale securities to occur on a recurring basis.  The increases in revenue, lease operating expense, depreciation, depletion, and amortization expense, accretion expense, and interest expense are associated with the operations of GBE and will be an ongoing element in our financial results.

Six months ended January 31, 2012 compared to the six months ended January 31, 2011

Production data:

	Six months ended January 31,
	2012			2011
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	27,616	109,898	275,591	2,554	7,413	22,741
Average sales price	$107.96	$3.83	$12.35	$79.06	$3.66	$10.08
Average lease operating expense			$6.78			$6.00

Statements of operations:

	Six months ended January 31,
	2012	2011	Increase/ (Decrease)	% Change

Revenues	$3,402,840	$229,134	$3,173,706	1,385%

Operating expenses
Lease operating expense	1,867,574	140,388	1,727,186	1,230%
Depreciation, depletion, and amortization	391,843	51,925	339,918	655%
Accretion	283,794	3,664	280,130	7,645%
Impairment	-	140,029	(140,029)	(100)%
Consulting fees – related party	92,613	-	92,613	100%
Acquisition cost – related party	4,367,750	-	4,367,750	100%
Other general and administrative expense	2,336,840	1,218,719	1,118,121	92%
Total operating expenses	9,340,414	1,554,725	7,785,689	501%

Loss from operations	(5,937,574)	(1,325,591)	(4,611,983)	348%

Interest expense, net	(102,676)	(14,779)	(87,897)	595%
Gain (loss) on derivative warrant liability	985,831	(276,549)	1,262,380	(456)%
Gain on sale of available for sale securities	433,168	-	433,168	100%
Income tax benefit	130,183	-	130,183	100%

Net Loss	$(4,491,068)	$(1,616,919)	$(2,874,149)	178%

We recorded a net loss of $4,491,068, or ($0.02) per basic and diluted common share, during the six months ended January 31, 2012, as compared to a net loss of $1,616,919 or ($0.03) per basic and diluted common share, during the six months ended January 31, 2011.

The changes in results were predominantly due to the factors below:

•
Revenues, lease operating expense, depreciation, depletion, and amortization expense, and accretion expense increased substantially because of the inclusion of the results of our new subsidiaries, GBE and SPE.  We purchased GBE on February 15, 2011.  We purchased SPE on September 23, 2011.  Our consolidated financial statements include the results associated with the working interest in oil and gas properties in Galveston Bay, Texas acquired in these two transactions.  Through these working interests, we produced from oil and gas wells in four fields. This represents a substantial increase in our operations.

•
Consulting fees – related party increased due to the amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services in February 2011.  This company is a related party, as it is controlled by the father-in-law of our CEO, Jeremy Driver.

•	We incurred an expense charge of $4,367,750 due to the excess of the fair value of the purchase price of SPE over the carrying value in the net assets acquired in the SPE acquisition.
•
After our purchase of GBE, we secured office space in Houston, Texas and hired additional accounting staff, an operations manager and regulatory manager for GBE.   Accordingly, general and administrative expenses attributable to compensation and office costs increased by approximately $600,000, which included an increase in equity based compensation of approximately 200,000 due to the amortization of option awards in 2012. Investor relations expense increased $300,000, which is attributable to approximately $600,000 associated with a stock grant during the quarter ended October 31, 2011 offset by an approximately $300,000 decrease in expense due to non-repeated programs from 2011. The other major driver was increased audit and professional fees due to our larger scope of operations and some non-recurring expenditures such as acquisition audits and litigation costs.

•	GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank. Because of these arrangements, interest expense increased.
•
We re-measure our derivative warrants at fair value at every reporting date.  The fair value of the derivative warrants, as determined using a lattice model, reduced substantially as of January 31, 2012 as compared with July 31, 2011, resulting in a gain on derivative warrant liability; whereas the change in fair value of the warrants in the comparative prior period resulted in a loss.

•	We acquired equity securities with our acquisition of SPE. We sold securities with a cost basis of $3,510,000 for proceeds of $3,943,168, resulting in a gain on the sale of the securities.
•
We recognized an income tax benefit during the three months ended January 31, 2012 due to an adjustment of the valuation allowance for our deferred tax assets.  We determined that current deferred tax assets exist that are sufficient to offset deferred tax liabilities that had been acquired with the purchase of SPE Navigation 1, LLC.

We do not expect the gain on the sale of available for sale securities to occur on a recurring basis.  The increases in revenue, lease operating expense, depreciation, depletion, and amortization expense, accretion expense, and interest expense are associated with the operations of GBE and will be an ongoing element in our financial results.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of January 31, 2012 and July 31, 2011:

	January 31, 2012	July 31, 2011

Cash and cash equivalents	$3,073,078	$1,082,099
Working capital (deficit)	$(263,812)	$(3,773,504)

At January 31, 2012, we had $3,073,078 of cash on hand and a working capital deficit of $263,812 ($1,557,392 is attributable to a warrant derivative liability which would ordinarily be settled in stock). We believe our working capital on January 31, 2012 was sufficient to enable us to pursue our lease operating costs, to pay our general and administrative expenses, and to pursue our plan of operations over the next 12 months.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established in recent years, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil decreased from approximately $140 per barrel in 2008 to under $40 per barrel in February of 2009.  During our fiscal year ended July 31, 2011, oil price levels increased as to a high of $114 per barrel, but they have decreased to approximately $98 per barrel as of January 2012. If the price of oil drops to levels seen in previous years, we recognize that it will adversely affect our ability to raise additional capital. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Provided by (Used in) Operating Activities

During the six months ended January 31, 2012, operating activities provided $733,095 in comparison to cash used of $648,492 during the six months ended January 31, 2011. The increase in the cash provided by operating activities is primarily attributable to prepayments received from working interest partners pertaining to their share of the costs of drilling oil and gas wells. Also, prior to our acquisition of GBE, operating activities have primarily used cash as a result of the operating and organizational activities such as consulting and professional fees, direct operating costs, management fees and travel and promotion.   With our acquisition of GBE, we expect to derive a much greater percentage of our cash flows from operations from revenues and direct operating costs.  Because the GBE properties will increase our contribution margin from our core activities, the acquisition should continue to enhance our cash flows from operations.

Net Cash Provided by Investing Activities

During the six months ended January 31, 2012, investing activities provided cash of $2,907,443 compared to cash provided of $45,044 during the six months ended January 31, 2011. In 2012, the cash provided is mainly attributable to proceeds from the sale of available for sale securities.  In 2011, we received proceeds from the sale of oil and gas properties. We expect to use cash in investing in the future due to our planned investment in the fields that we acquired when we acquired GBE.

Net Cash (Used in) Provided by Financing Activities

Financing activities during the six months ended January 31, 2012 used cash of $1,649,559 in comparison to $363,400 provided during the comparable prior period. Financing activities during the current period consisted of payments of existing debt and the line of credit. During the comparable prior period our financing activities consisted primarily of sale of common stock and payments on notes payable.

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

Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

As of January 31, 2012, we were a party to the following legal proceedings:

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

2.           Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This case deals with the operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously.

Item 1A. Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 15, 2011. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 6, 2011, we issued 325,917 restricted common shares of our common stock to our Chief Financial Officer at a deemed issuance price of $0.085 per share in payment of accrued payroll obligations.

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Strategic American Oil Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC AMERICAN OIL CORPORATION

/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Principal Executive Officer
and a director
Date: March 21, 2012

/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer, Chief Financial Officer and Principal
Accounting Officer
Date: March 21, 2012