Form 10-K/A
period 2012-07-31
DUMA ENERGY CORP
filed 2012-11-27
CIK 1425808

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

EXPLANATORY NOTE

On November 13, 2012, Duma Energy Corp. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended July 31, 2012 (the “Original Form 10-K”). The Company did not include interactive data using eXtensible Business Reporting Language (XBRL) in such Original Form 10-K; instead, the Company has filed this amended Form 10-K (this “Form 10-K/A”) containing such interactive data, including detail-tagged footnotes, within the grace period available in connection with the initial submission of detail-tagged footnotes, as described below.

The Company was not required to provide detail-tagged footnotes in its Annual Report on Form 10-K for its fiscal year ended July 31, 2012 (such detail-tagged footnotes will first be required for the Company in connection with its Quarterly Report on Form 10-Q for its quarter ended October 31, 2012).  However, the Company has determined to voluntarily provide such detail-tagged footnotes with respect to its Form 10-K for its fiscal year ended July 31, 2012.  As such, the Company has filed this Form 10-K/A within the one-time 30-day grace period available in connection with the initial submission of detail-tagged footnotes.

The sole purpose of this Form 10-K/A is to furnish Exhibit 101 (including detail-tagged footnotes) in accordance with Rule 405 of Regulation S-T.  No other changes have been made to the Original Form 10-K. This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

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
21.1
Subsidiaries of Duma Energy Corp. (all wholly owned by Duma Energy Corp.):
(i) Penasco Petroleum Inc., a Nevada corporation,
(ii) Galveston Bay Energy, LLC, a Texas corporation,
(iii) SPE Navigation I, LLC, a Nevada limited liability corporation, and
(iv) Namibia Exploration, Inc., a Nevada corporation.

31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1 (15)	Report of Ralph E Davis Associates, Inc., dated October 8, 2012
101.INS *	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
(1)	Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009.
(4)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2009.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011.
(9)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for our year ended July 31, 2012, filed with the Securities and Exchange Commission on November 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUMA ENERGY CORP.

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Chairman and a director
(Principal Executive Officer)
Date: November 27, 2012

By:	/s/Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
President, Chief Executive Officer, Chairman and a director
(Principal Executive Officer)
Date: November 27, 2012

By:	/s/Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 27, 2012

By:	/s/ Leonard Garcia
Leonard Garcia
A director
Date: November 27, 2012

By:	/s/ Steven L. Carter
Steven L. Carter
Vice President of Operations and a director
Date: November 27, 2012

By:	/s/ John E. Brewster
John E. Brewster
A director
Date: November 27, 2012

By:	/s/ S. Chris Herndon
S. Chris Herndon
A director
Date: November 27, 2012