Form 10-Q
period 2012-10-31
DUMA ENERGY CORP
filed 2012-12-24
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

DUMA ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 200
Houston, Texas  77024
(Address of principal executive offices, including zip code)

(281) 408-4880
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

As of December 21, 2012, 13,279,703 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

1. Consolidated Balance Sheets (unaudited)

2. Consolidated Statements of Operations and Comprehensive Loss (unaudited)

3. Consolidated Statements of Cash Flows (unaudited)

4. Notes to Consolidated Financial Statements (unaudited)

DUMA ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2012	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,941,549	$1,102,987
Oil and gas revenues receivable	670,975	457,567
Accounts receivable – related party	157,547	117,618
Available for sale securities	174,000	313,446
Other current assets	233,924	256,677
Other receivables, net	254,326	517,441
Total current assets	3,432,321	2,765,736

Oil and gas property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $1,824,310 and $1,557,675, respectively, and accumulated impairment of $373,335 and $373,335, respectively	16,130,443	15,622,826
Unevaluated property	981,241	265,639
Restricted cash	6,927,215	6,890,000
Other assets	185,296	190,259
Property and equipment, net of accumulated depreciation of $43,231 and $36,572, respectively	39,310	45,969

Total assets	$27,695,826	$25,780,429

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,313,533	$2,298,838
Line of credit	300,000	300,000
Current portion of notes payable	806,382	102,025
Asset retirement obligations – short term	560,720	549,796
Derivative warrant liability	508,254	1,325,388
Advances	269,685	55,161
Due to related parties	26,969	-
Total current liabilities	6,785,543	4,631,208

Notes payable	809,663	11,678
Asset retirement obligations – long term	9,054,302	8,833,137
Total liabilities	16,649,508	13,476,023

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par; 500,000,000 authorized shares; 13,281,003 and 10,791,003 shares issued and outstanding	13,281	10,791
Additional paid-in capital	74,830,233	38,963,817
Accumulated other comprehensive income	—	(743,082)
Accumulated deficit	(63,797,196)	(25,927,120)
Total stockholders’ equity	11,046,318	12,304,406

Total liabilities and stockholders’ equity	$27,695,826	$25,780,429

The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,
	2012	2011

Revenues	$2,028,505	$1,562,879

Operating expenses
Lease operating expense	1,107,678	805,372
Depreciation, depletion, and amortization	273,294	178,010
Accretion	232,188	137,882
Consulting fees – related party	80,493	47,757
Acquisition-related costs – related party	37,234,752	4,367,750
General and administrative expense	833,097	1,408,053
Total operating expenses	39,761,502	6,944,824

Loss from operations	(37,732,997)	(5,381,945)

Interest expense, net	(41,382)	(67,494)
Gain (loss) on sale of available for sale securities	(461,964)	433,168
Impairment of available for sale securities	(275,327)	—
Gain on derivative warrant liability	641,594	859,028

Net loss before income taxes	(37,870,076)	(4,157,243)

Income tax provision	—	(41,948)

Net loss	$(37,870,076)	$(4,199,191)
Other comprehensive loss, net of tax:
Change in market value of available for sale securities, including unrealized loss and reclassification adjustments to net income, net of income tax of $0 and $0	—	60,251

Comprehensive Loss	$(37,870,076)	$(4,138,940)

Basic and diluted loss per common share	$(3.23)	$(0.49)

Weighted average shares outstanding (basic and diluted)	11,706,942	8,517,010

 The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended October 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(37,870,076)	$(4,199,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	273,294	178,010
Accretion	232,188	137,882
Amortization of loan origination fees and prepaid interest	25,788	37,843
(Gain) loss on sale of available for sale securities	461,964	(433,168)
Impairment of available for sale securities	275,327	—
Change in allowance for doubtful accounts	609	—
Warrants granted to related party	80,493	47,757
Common stock granted for investor relations	—	592,453
Share based compensation- amortization of the fair value of stock options	216,073	126,349
Acquisition-related costs – related party	37,234,752	4,367,750
Gain on derivative warrant liability	(641,594)	(859,028)
Changes in operating assets and liabilities:
Accounts receivable	31,243	513,888
Advances	214,524	—
Accounts payable and accrued expenses	580,603	(466,152)
Settlement of asset retirement obligations	(99)	—
Accounts receivable – related party	(12,960)	24,225
Other assets	70,187	(152,328)
Net cash provided by (used in) operating activities	1,172,316	(83,710)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(399,965)	(112,140)
Purchases of property and equipment	—	(24,135)
Proceeds from sale of oil and gas properties	55,847	—
Change in restricted cash	(37,215)	54,946
Purchase of available for sale securities	—	(41,256)
Proceeds from sale of available for sale securities	145,237	3,943,168
Net cash provided by (used in) investment activities	(236,096)	3,820,583

Cash Flows From Financing Activities
Payments on notes payable	(97,658)	(72,892)
Payments on notes payable to related parties	—	(8,300)
Net cash used in financing activities	(97,658)	(81,192)

Net increase in cash	838,562	3,655,681
Cash at beginning of period	1,102,987	1,082,099
Cash at end of period	$1,941,549	$4,737,780

The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months ended October 31,
	2012	2011

Supplemental Disclosures:
Interest paid in cash	$14,831	$22,437
Income taxes paid in cash	$—	—

Non-cash investing and financing
Accounts payable for oil and gas assets	$634,092	$—
Acquisition of SPE Navigation I, LLC for Duma common stock, including asset retirement obligation assumed of $2,268,156	—	5,132,250
Adjustment of purchase price of acquisition: environmental liability acquired	—	112,500
Change in unrealized gain (loss) on available for sale securities	(467,755)	60,251
Acquisition of Namibia Exploration, Inc.	562,048	—
Expiration of derivative warrant liability	175,540	—
Note payable for insurance	—	18,667

The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

The unaudited consolidated financial statements of Duma Energy Corp. (“Duma”, the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2012, as reported in the Form 10-K, have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Duma and our wholly owned subsidiaries, Penasco Petroleum Corporation (“Penasco”), SPE Navigation I, LLC (“SPE”), Galveston Bay Energy, LLC (“GBE”), and Namibia Exploration, Inc. (“NEI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings per share

We compute basic loss per share using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended July 31, 2012 and the quarter ended October 31, 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent accounting pronouncements

Recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – Acquisitions Involving Related Parties

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

Supplemental pro forma information (unaudited)

The unaudited pro forma results presented below for the three months ended October 31, 2011 have been prepared to give effect to the purchase described above as if it had been consummated on August 1, 2011.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had been completed on such date or to project our results of operations for any future date or period.

Revenues	$1,710,878
Loss from operations	(5,572,881)
Net loss	(4,390,127)
Loss per share, basic and diluted	(0.52)

Namibia Exploration, Inc.

On August 7, 2012, we entered into a Share Exchange Agreement (the “Agreement”), which was closed on September 6, 2012, under which we purchased Namibia Exploration, Inc. ("NEI"), a corporation organized under the laws of the state of Nevada for the issuance of up to 24,900,000 shares of our common stock as described below.  Prior to the acquisition, NEI was directly and indirectly owned and controlled by the CEO, his brother-in-law and his father-in-law. As a result, the acquisition was accounted for as a related party transaction and the asset was recorded at NEI’s historical cost.  NEI originally acquired the concession from a subsidiary of Hydrocarb Corporation (“Hydrocarb”) in exchange for a farm-in fee totaling $2,400,000, payable over two years. Hydrocarb is partly owned by the uncle of the Chief Executive Officer’s wife and brother-in-law.  Because of the family relationship, NEI is considered a related party to Hydrocarb and NEI’s historical cost is Hydrocarb’s historical cost in the concession, $562,048. The farm-in agreement also provides for preferential offerings of other international oil and gas opportunities similar to the concession in Namibia.

NEI was formed in February 2012 and its sole asset was this oil and gas concession in Namibia, Africa. NEI had no operations other than ownership of this oil and gas concession; and accordingly, the transaction was accounted for as an asset purchase.  Duma has assumed payment of the fee, as described below.  Due the fact that the former owners of NEI had no significant historical cost basis in NEI and the fact that the acquisition is accounted for as a related party transaction, the consideration that Duma paid beyond NEI’s cost basis ($562,048) is considered an expense of the acquisition.  The consideration included stock granted at the closing of the transaction as well as series of stock grants that are contingent upon the achievement of certain market conditions.   The value of the total consideration, including contingent stock and the liabilities assumed in excess of NEI’s assets, was computed as described below.  $37,234,752 is reflected in our statement of operations as Acquisition-related costs – related party in conjunction with this transaction.

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

Consideration for the acquisition of NEI

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

Hydrocarb agreement

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

Duma is required to pay a late fee of 10% per quarter for any outstanding balance of any Fee under the Consulting Agreement which will commence 30 calendar days from the date that any Fee or portion of Fee is due, which may only be paid in cash. Duma has not yet paid the first installment as described in (a) above.

Valuation

NEI’s cost basis in the concession is $562,048.  Since Duma acquired the liability due to Hydrocarb, Duma acquired a net liability of $1,837,952.  The assets and liabilities were recorded at NEI’s carrying value on the date of the acquisition and the excess purchase price over the net assets acquired was recorded as an acquisition-related expense because this was a related party transaction.   The purchase price consists of the 2,490,000 shares that were awarded at closing, which were valued using the closing market price of the stock on the date of grant, and the contingent stock grant.  The fair value of equity compensation that vests upon the attainment of a market condition (in this case, market capitalization) must be estimated and recorded on the date of the grant.  The fair value of the contingent stock grant was valued in accordance with ASC 820 – Fair Value Measurements.  The determination of fair value used a market approach weighted at 75% and the income approach (discounted cash flows) weighted at 25%.  The computations included consideration of projections of the future results of Duma and NEI, using multiple probability-weighted scenarios, and projections of Duma’s capital structure.

As of October 31, 2012, we had recognized $37,234,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 2,490,000 shares issued at the closing date of the acquisition and $31,612,000 associated with the contingent consideration.

Note 3 – Available for Sale Securities

Beginning in the quarter ended October 31, 2011, we owned marketable equity securities, which are classified as available for sale.

A summary of available for sale securities at October 31, 2012 follows:

Original cost	$449,327
Gross other than temporary impairment	(275,327)
Estimated fair value	$174,000

During the quarter ended October 31, 2012, we received cash proceeds of $145,237 from sales of securities with a cost basis of $607,201; thus, we had a realized loss on sale of available for sale securities of $461,964. We reclassified $447,755 unrealized loss from other comprehensive loss into earnings in conjunction with these sales.  Available for sale securities are re-measured at fair value at every reporting date.  (See Note 9 – Fair Value)

We have no securities that have been in an unrealized loss position for longer than 12 months.  As of October 31, 2012, we have evaluated our securities, specifically stock in Hyperdynamics Corporation, for impairment.  Based on our evaluation, which included factors such as the duration and severity in the decline of the market price of the securities, public announcements of the Hyperdynamics’ farmout agreement for its only asset and the unfavorable market reaction to the agreement, and our intent and ability to hold the securities for a reasonable period of time sufficient for a recovery of our original cost, we determined that the securities had incurred an other than temporary decline in fair market value.  Accordingly, we recognized an other than temporary impairment of $275,327 and established a new cost basis of $174,000 for these securities as of October 31, 2012.  If conditions relating to the securities worsen, we may recognize additional other than temporary impairments, which would result in the recognition of additional losses on the consolidated statement of operations.

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of October 31, 2012 and July 31, 2012 consisted of the following:

	October 31, 2012	July 31, 2012
Evaluated Properties
Costs subject to depletion	$17,954,753	$17,180,501
Accumulated Depletion	(1,824,310)	(1,557,675)
Total evaluated properties	16,130,443	15,622,826

Unevaluated properties	981,241	265,639
Net oil and gas properties	$17,111,684	$15,888,465

Evaluated properties

Significant additions to evaluated oil and gas properties include:

●	Land acquisition costs of $27,516;
●	Exploration costs, consisting of geological and geophysical costs of $41,200 and drilling costs of $75,505; and
●
Development costs of $685,878, which is primarily comprised of costs for a development well, the State Tract 9-12A#4 well, in Galveston Bay totaling $384,043 and costs for a recompletion in Galveston Bay totaling $283,905.

 Sale of oil and gas property

As of July 31, 2012, we owned a 6.25% overriding royalty interest in properties located in Franklin and Richland parishes in Louisiana (the “Holt” and “Strahan” properties).  We also had a note receivable from the sale of our working interests in these properties, which had been fully reserved.  In September 2012, we conveyed the overriding royalty interests to the operator and released the operator from any further liability from the note receivable in exchange for $50,000 cash.  We allocated the cash proceeds between the note receivable and the overriding royalty interests based on the relative fair value of the balance on the note and the projected present value of the income streams from the royalty interests.  The portion attributable to the overriding royalty interest, $32,146, was treated as a reduction of capitalized costs in accordance with rules governing full cost companies.

During August 2012, we leased approximately 190 acres of land in Bee County, Texas called the Curlee Prospect.  The operator of the project is Carter E&P, a company owned by our Chief Operating Officer.  We have a 50% working interest in the project, 25% of which is carried to the casing point by the other participants in the well.  Because we took a 25% additional interest, the portion of the working interest that we pay, prior to the casing point, is 33.3%.  After the casing point, we will be responsible for 50% of the costs of the well.  We received a bonus of $23,701 from the other parties in the well, which was reflected as a reduction of capitalized costs.  During the quarter ended October 31, 2012, we drilled a well on the property.  As of November 3, 2012, the Curlee No. 1 well had been drilled and was plugged and abandoned.  Results from the Curlee No. 1 well are currently being evaluated for a possible second new drill well.

Unevaluated Properties

USA
In April 2012, we acquired 25% working interest in Chapman Ranch II Prospect in Nueces County, Texas.  We paid $58,805 in acquisition and land costs for our interest in this prospect. According to the terms of the agreement, we paid 31.25% of costs to casing point of the initial well and of the plug and abandonment costs if the initial well is a dry hole and 25% of costs after casing point. For subsequent wells, we will pay 25% of the costs before and after the casing point. We have paid $264,988 for the drilling and completion costs.  The well was drilled in June 2012; however, the first completion zone was non-economic.  During October 2012, we participated in a recompletion operation which resulted in the completion of the well into an upper zone.  Results of that completion are still pending. A pumping unit and related equipment are being installed.

Namibia, Africa.
In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa, as discussed in Note 2 – Acquisitions Involving Related Parties – Namibia Exploration, Inc.  This property is a 5.3 million-acre concession in northern Namibia in Africa.  NEI’s cost basis in the working interest was $562,048.  The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

1)
Initial Exploration Period (expires September 2015): Perform a hydrocarbon potential study, gather and review existing technical data including reprocessing of seismic lines,  and acquire and process 750 kilometers of new 2D seismic data.  The minimum expenditure is $4,505,000.

2)
First renewal exploration period (two years from end of the initial exploration period): Acquire 200 square kilometers of 3D seismic data, interpret and map the data, design a drilling program, drill one well, conduct an environmental study, and relinquish 25% of the Exploration license area.  The minimum expenditure is $17,350,000.

3)	Second Renewal (Production License) Exploration Period (25 years): report on reserves and production, conduct and environmental study. The minimum expenditure is $300,000.

As of October 31, 2012, $657,448 has been expended towards the initial exploration period.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of July 31, 2012 and October 31, 2012, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of October 31, 2012 and July 31, 2012:

	October 31, 2012	July 31, 2012
Liability for asset retirement obligation, beginning of period	$9,382,933	$4,455,928
Asset retirement obligations assumed	-	2,365,530
Asset retirement obligations sold	-	(32,772)
Asset retirement obligations incurred on properties drilled	-	1,389
Accretion	232,188	943,508
Revisions in estimated cash flows	-	1,827,889
Costs incurred	(99)	(178,539)
Liability for asset retirement obligation, end of period	$9,615,022	$9,382,933

Current portion of asset retirement obligation	$560,720	$549,796
Noncurrent portion of asset retirement obligation	9,054,302	8,833,137
Total liability for asset retirement obligation	$9, 615,022	$9,382,933

Note 7 – Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to $5,000,000 with a commercial bank.  The note specified interest at a rate of prime + 1% with a minimum interest rate of 5%. The initial interest rate was 6%. Interest is payable monthly.  The line was later modified to remove the floor on the minimum interest rate and thus the current interest rate is 4.25%.  We must use proceeds from the line of credit solely to enhance our Galveston Bay properties.   The note is collateralized by our Galveston Bay properties and substantially all GBE’s assets.  Duma has also executed a parental guarantee of payment.  As of July 31, 2012 and October 31, 2012, the amount outstanding under the line of credit was $300,000.

In May 2012, we modified the line of credit to remove the floor on the minimum interest rate and to extend the maturity date for the credit facility to August 15, 2012. The current interest rate is 4.25%.  In August 2012, the maturity date was extended to October 31, 2012.  In November 2012, the maturity date was extended to December 31, 2012 and the borrowing base was reduced to $2,250,000.

Note 8 – Notes Payable

In February 2012, we entered into a premium financing arrangement to pay principal of $209,244 in conjunction with our commercial insurance program renewal. We were obligated to make nine payments of $24,578 per month, which include principal and interest, beginning in March 2012. As of July 31, 2012, $96,252 remained unpaid on the note.   As of October 31, 2012, the note payable balance was $0.

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.   The principal balance owed on the note payable was $17,451 and $16,045 as of July 31, 2012 and October 31, 2012, respectively.

In September 2012, we entered into a note payable of $1,600,000 with Hydrocarb Corporation, as described in Note 2 – Acquisitions Involving Related Parties – Namibia Exploration, Inc.  The note carries interest of 5%; which is calculated semi-annually and payable with principal payments.  Principal of $800,000 is due on August 7, 2013 and $800,000 is due on August 7, 2014.

As of the October 31, 2012, future maturities on our notes payable were as follows:

Year ending:
October 31, 2013	$806,382
October 31, 2014	805,786
October 31, 2015	3,877
Total	$1,616,045

Note 9 – Fair Value

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2012.

	Carrying Value at	Fair Value Measurement at October 31, 2012
	October 31, 2012	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$174,000	$174,000	$-	$-

Liabilities:
Derivative warrant liability	$508,254	-	$-	$508,254

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the quarter ended October 31, 2012:

Beginning balance – July 31, 2012	$1,325,388
Expiration of derivative warrant feature	(175,540)
Unrealized gain on changes in fair value of derivative liability	(641,594)
At October 31, 2012	$508,254

The unrealized gain on changes in fair value was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations.  Additionally, as a result of the expiration of the down-round repricing feature for warrants to purchase 408,065 shares common stock, the warrants were no longer derivatives.  The fair value of the warrants on the date the feature expired, $175,540, was reclassified to additional paid-in capital.

The warrant agreement provides that the anti-dilution provisions expire three years after the issuance of the warrants.  Accordingly, the provision for warrants to purchase 408,065 and 206,400 shares of common stock expired on October 15, 2012 and November 13, 2012, respectively.  As of each those dates, the fair value of the warrant will be determined for a final mark to market adjustment and the outstanding warrant derivative liability will be reclassified to equity, as the warrants will no longer be derivatives.

Note 10 – Capital Stock

Common Stock Issuances

For the Acquisition of NEI:

During September 2012, we issued 2,490,000 shares of common stock to the owners of Namibia Exploration, Inc. (“NEI”)  for the acquisition of NEI.  The shares were valued at $3,784,800, based on the quoted market price of our stock on the date of the acquisition. (See Note 2 – Acquisitions Involving Related Parties – Namibia Exploration, Inc.).  Additionally, $31,612,000 was recognized in conjunction with the contingent consideration for this transaction.

Stock Options and Warrants

Duma may grant up to 1,600,000 shares of common stock under several historical stock-based compensation plans (the “Plans”). The Plans are administered by the Board of Directors which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

Options granted to non-employees

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

The following table provides information about options granted to non-employees under our stock incentive plans during the quarters ended October 31, 2011 and 2012:

	2012		2011
Number of options granted		-		-
Compensation expense recognized		$151,844		$55,835
Weighted average exercise price of options granted	$	N/A	$	N/A

No options were granted to non-employees during the quarters ended October 31, 2012 or 2011.

The following table details the significant assumptions used to compute the fair market values of stock options revalued during the quarters ended October 31:

	2012	2011
Risk-free interest rate	1.14% - 1.21%	0.18%-2.79%
Dividend yield	0%	0%
Volatility factor	140%-141%	138%-153%
Expected life (years)	6.5 years	1-6.5 years

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the quarters ended October 31, 2011 and 2012:

	2012		2011
Number of options granted		-		-
Compensation expense recognized		$64,229		$70,514
Weighted average exercise price of options granted	$	N/A	$	N/A

During the year ended July 31, 2011, options to purchase 260,000 shares of common stock with an exercise price of $2.50 per share and a term of ten years were granted to five employees.  The options vest 20% each six months over the 30 months following the award. Because the grantees were employees, the awards are accounted for under the provisions of ASC 718.  Accordingly, they were measured at fair value on the date of grant and the expense associated with the grant will be amortized over the 30 month vesting period on a straight line basis.  As of October 31, 2012, we had $250,492 in unamortized compensation expense associated with options granted to employees.

No options were granted to employees during the quarters ended October 31, 2012 or 2011.

Summary information regarding stock options issued and outstanding as of October 31, 2012 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2012	1,044,000	$2.50	$-	7.22
Granted	-	-
Exercised	-	-
Expired	-	2.50
Outstanding at quarter ended October 31, 2012	1,044,000	$2.50	$-	6.97

Warrants

Warrants granted to related party

On February 15, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. We amended this agreement effective on March 9, 2011.  Geoserve will provide investor relations services.  The agreement has a three year term. The consulting agreement as amended provides that we will compensate Geoserve with warrants to purchase 800,000 shares of common stock at an exercise price of $2.50 per share with a five year term (expiring February 15, 2016) as prepayment for the first year of service.  We may terminate the agreement after the first year with thirty days’ notice. On February 15, 2011, the first tranche of warrants to purchase 800,000 shares of common stock vested. We estimated the fair value of the warrants using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.35%, a dividend yield of 0%, and an expected volatility of 134.26%.  We recognized $2,885,807, the fair value of the vested warrants, as consulting expense – related party in the year ended July 31, 2011.

If our common stock attains a five day average closing price of $7.50 per share, an additional 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be issued (“Warrant B”). If our common stock attains a five day average closing price of $15.00 per share, an additional 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be issued (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C will be amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  The following table reflects information regarding Warrant B and Warrant C as of October 31, 2011 and 2012:

	2012	2011
Fair Value of Warrant B	$247,184	$262,848
Fair Value of Warrant C	$212,217	$156,675
Compensation expense recognized	$80,493	$47,757

Summary information regarding common stock warrants issued and outstanding as of October 31, 2012, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2012	3,756,455	$2.58	$-	2.83
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(45,578)	9.34	-	-
Outstanding at quarter ended October 31, 2012	3,710,877	$2.50	$-	2.61

Note 11 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties and the Curlee Prospect in Bee County, Texas. Revenues generated, lease operating costs, and contractual overhead charges, which are included in lease operating costs incurred from these properties or drilling costs, as appropriate, were as follows:

	Three Months Ended October 31,
	2012	2011
Revenues	$145,707	$90,306
Lease operating costs	$69,901	$46,869
Overhead costs incurred	$7,414	$6,170

	October 31, 2012	July 31, 2012
Outstanding accounts receivable at period end	$58,575	$74,972
Outstanding accounts payable at year end	$-	$-

The father of the Chief Financial Officer and a company controlled by the father-in-law of the Chief Executive Officer each purchased a 5% working interest in our ST 9-12A #4 well.  As of July 31, 2012, these parties owed $42,646 in billed and unbilled joint interest billings. As of October 31, 2012, the company controller by the father-in-law of the Chief Executive Officer owed $98,973 and we had cash calls outstanding from the father of the Chief Financial Officer, which was reflected in the caption “Due to related parties”, of $26,969.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our Chief Executive Officer and a Director, as detailed in Note 10 – Capital Stock.  The contract permits us to terminate the agreement after the first year with thirty days notice.  We recognized expense of $47,757 and $80,493 from this contract during the three months ended October 31, 2011 and 2012, respectively.

During the quarter ended October 31, 2012, we purchased NEI for up to 24,900,000 shares of Duma common stock, as described in Note 2 – Acquisitions Involving Related Parties – Namibia Exploration, Inc.

Note 12 - Commitments and Contingencies

Contingencies

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

Letters of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate.  We have two letters of credit in the amount of $6,610,000 and $240,000 issued by Green Bank.  We pay a 1.5% per annum fee in conjunction with these letters of credit. These letters of credit are collateralized by a certificate of deposit held with the bank for the same amount. During June 2011, we had prepaid the first year’s interest on the letter of credit and amortized the interest cost through June 2012.  We currently prepay and amortize the fees due quarterly. As of the year ended July 31, 2012, we had prepaid $25,163 towards the quarterly fee. Subsequent to the year ended July 31, 2012, we prepaid an additional amount of $27,962. The prepaid interest will be amortized on a straight line basis.  Accordingly, we had amortized interest in the amount of $8,596 and $34,383 as of July 31, 2012 and October 31, 2012, respectively.

Note 13 – Subsequent Events

In November 2012, the maturity date of our line of credit was extended to December 31, 2012 and the borrowing base was reduced to $2,250,000.

In November 2012, we purchased 30,000 shares of common stock in Hyperdynamics for $24,593.  In December 2012, we sold 230,000 shares of common stock in Hyperdynamics with a cost basis of $198,593, for proceeds of $142,637.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements.  Some of the factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in the section entitled “Risk Factors” and elsewhere throughout this Form 10-Q.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished.  We have no obligation to update or revise forward looking statements to reflect the occurrence of future events or circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As used in this Quarterly Report: (i) the terms “we”, “us”, “our”, “Duma”, “Penasco”, “Galveston Bay”, “SPE”, “NEI” and the “Company” mean Duma Energy Corp and its wholly owned subsidiaries, Penasco Petroleum Inc., Galveston Bay, LLC, SPE Navigation I, LLC, and Namibia Exploration, Inc. unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2012 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2012 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2012.

Operation Plans and Focus

In South Texas, we plan to continue producing oil and gas from existing leases and we are evaluating plans to drill a second well on the Curlee prospect. The first well drilled on this prospect resulted in the well location being on the opposite side of the fault, but did provide further valuable data on the location, structure, and aerial extent of the formation. We are now evaluating this new data along with 3D seismic. It is also expected that we will drill another of our own generated prospects in South Texas utilizing the third-for-a-quarter promoted method. This will provide us with a 25% carried working interest to the casing point, allowing us to avoid participating in the exploratory drilling costs.

In Illinois, we will continue the pilot waterflood program in the Markham City Field which is currently producing a modest amount of oil until such time that Core Minerals, the operator, believes there is sufficient data to make a recommendation about whether to expand the waterflood. We expect this decision before mid-2013.

In Galveston Bay, Texas we plan to continue enhancing the production from our four productive fields. Our plans are primarily focused on reworking and recompleting a number of shut-in wells, as well as infrastructure improvements to exploit the known reserves. There still remain a large number of projects that we were unable to begin work on due to the drilling activity in calendar 2012. These projects are estimated to have a much higher return on invested dollar compared with drilling. As we are already generating positive cash flow from the operations in Galveston Bay, additional oil and gas produced will have a much greater positive impact on our financial success. The economies of scale that we hope to achieve in all of our fields in the bay should reduce our lifting costs on a per barrel or per mcf basis, further enhancing the value of the asset and our cash flow.

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

Recent Activities

In August 2012, we acquired Namibia Exploration, Inc., a Nevada corporation. The primary asset of Namibia Exploration is a 39% working interest (43% cost share until the first discovery is made) in a 5.3 million-acre concession in northern Namibia in Africa. The operator and majority interest holder of this concession is Hydrocarb Energy Corp. When this acquisition was under review by management and the board of directors, several factors were evaluated. One of the sources of information that provided a great deal of insight into the resource potential of the Namibian concession, and specifically the Owambo Basin, was a public disclosure in 2004 by Circle Oil Plc. In its annual public filing on the London Exchange in 2004, the company disclosed information about their Namibia license, which at the time included a portion of our current concession. As part of this disclosure, Circle Oil included a portion of a third-party resource estimate. Although we were not able to specifically calculate what portion of their reported estimate was attributable to our concession acreage, the report did lend further veracity and credibility to the field studies and analysis already performed by Hydrocarb. We believed and still believe that Namibia possesses all of the necessary ingredients to become a major petroleum play in Africa. Studies so far have continually confirmed and expanded this belief.

The purchase of Namibia Exploration Inc. from the previous owners was facilitated through a share exchange agreement involving the issuance of restricted shares of our stock that is based upon future market capitalization milestones. The rationale for such a structure is many-fold:

1.	This structure required no cash for the acquisition of the concession. Any cash used would be for operations and further development;
2.
We wanted to ensure that we were not paying for a project that would ultimately be a drain on our resources; therefore, by linking the consideration to Duma’s market capitalization we can ensure that the company is healthy and doing well overall before additional consideration is paid for Namibia Exploration Inc.;

3.
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

Results of Operations

The following table sets out our consolidated losses for the periods indicated:

Production data:

	Three months ended October 31,
	2012			2011
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	18,288	47,113	156,844	13,179	47,013	126,085
Average sales price	$103.67	$2.81	$12.93	$103.05	$4.36	$12.40
Average lease operating expense			$7.06			$6.39

Statements of operations:

	Three months ended October 31,
	2012	2011	Increase/ (Decrease)	% Change

Revenues	$2,028,505	$1,562,879	$465,626	30%

Operating expenses
Lease operating expense	1,107,678	805,372	302,306	38%
Depreciation, depletion, and amortization	273,294	178,010	95,284	54%
Accretion	232,188	137,882	94,306	68%
Consulting fees – related party	80,493	47,757	32,736	69%
Acquisition cost – related party	37,234,752	4,367,750	32,867,002	752%
Other general and administrative expense	833,097	1,408,053	(574,956)	(41)%
Total operating expenses	39,761,502	6,944,824	32,816,678	473%

Loss from operations	(37,732,997)	(5,381,945)	(32,351,052)	601%

Interest expense, net	(41,382)	(67,494)	26,112	(39)%
Gain (loss) on sale of available for sale securities	(461,964)	433,168	(895,132)	(207)%
Impairment of available for sale securities	(275,327)	-	(275,327)	(100)%
Gain on derivative warrant liability	641,594	859,028	(217,434)	(25)%
Income tax provision	-	(41,948)	41,948	(100)%

Net Loss	$(37,870,076)	$(4,199,191)	$(33,670,885)	802%

We recorded net loss of $37,870,076, or ($3.23) per basic and diluted common share, during the quarter ended October 31, 2012, as compared to a net loss of $4,199,191, or ($0.49) per basic and diluted common share, during the quarter ended October 31, 2011.

The changes in results were predominantly due to the factors below:

●	Revenues increased due to increased oil production volume in fiscal 2013.
●
Lease operating expense increased primarily due to the fact that an offshore field, Redfish Reef, that had been shut in during the quarter ended October 31, 2011 was online during the quarter ended October 31, 2012.

●
Depreciation, depletion, and amortization increased because of an increase in the amortization rate, which was attributable primarily to an increase in the full cost pool as of the end of fiscal 2012.  Accretion increased because of an increase in the estimated asset retirement obligation that occurred in fourth quarter 2012, which affected accretion going forward.

●
Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services.  The award has a market condition whose cost is recognized over a multiple year service period.  The expense in each period is derived from the market value of the award, which is amortized over the service period.

●
During the three months ended October 31, 2012, we incurred $37,234,752 of expense in conjunction with our acquisition of NEI.  The transaction, which is a related party transaction, is discussed in detail in Note 2 of our Consolidated Financial Statements.  This charge is the most significant difference in the results of operations from the comparable period in fiscal 2012.  2,490,000 shares of common stock were issued to the sellers of NEI and up to 22,410,000 additional shares of Duma common stock may be issued based on the achievement of certain market conditions over the next ten years.  The estimated fair value of our commitment to issue the 22,410,000 shares was charged to expense as of the date of the transaction as required by relevant accounting standards.  The estimated fair value of the contingently issuable shares was $31,612,000, the bulk of the charge.  During the three months ended October 31, 2011, we recognized a charge of $4,367,750 from the issuance of stock whose value exceeded the net asset value acquired with SPE Navigation 1, LLC, which was a separate related party transaction involving similar parties.

●
Our decrease in general and administrative expenses is primarily attributable to a one-time stock grant that occurred during the quarter ended October 31, 2011.  Legal and professional expenses in 2012 also decreased.

●
GBE maintains a letter of credit to satisfy a Texas Railroad Commission requirement and has a line of credit with a commercial bank.  During the three months ended October 30, 2012 we had a lower balance outstanding on the line of credit than during the comparable prior quarter, which resulted in a decrease in interest expense.

●
We incurred a loss on the sale of securities in 2012 due to the sale of securities that had declined in value since the time of acquisition.  We sold our investments in the same security in 2011 at a gain.  Management assessed the remaining securities that we owned as of October 31, 2012 for impairment and determined that an other than temporary impairment existed.

●
We re-measure our derivative warrants at fair value at every reporting date.  Change in the fair value of the derivative warrants, as determined using a lattice model, for the three months ending October 31, 2012 was less compared to the change in fair value for the three months ended October 31, 2011 and hence the decrease in the gain recognized.

We continue to evaluate areas where we can reduce costs in both lease operating expense and general and administrative expense.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of October 31, 2012 and July 31, 2012:

	October 31, 2012	July 31, 2012

Cash and cash equivalents	$1,941,549	$1,102,987
Working capital (deficit)	$(3,353,222)	$(1,865,472)

At October 31, 2012, we had $1,941,549 of cash on hand and a working capital deficit of $3,353,222 ($508,254 is attributable to a warrant derivative liability which would ordinarily be settled in stock and $1,600,000 is attributable to amounts which can be settled, at Duma’s option, in stock). The current working capital deficit reflects the impact of our recent drilling and capital investment activities. As such, our working capital alone on October 31, 2012 was not sufficient to enable us to pursue our plan of operations over the next 12 months. However, our cash flow from operations is good, and we believe it will support the payment of outstanding obligations as well as our planned capital expenditures. Our plan of operations over the next twelve months will always be subject to available capital which will be determined, in part, by the success of projects that are currently in progress or will begin soon. It is even possible that given a high degree of success in recent projects and upcoming projects we could actually exceed our planned operations and have more funds available for capital expenditures for the next 12 months. As management, we will determine the best use of our capital given the circumstances at the time.

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

Net Cash Used in Operating Activities

During the three months ended October 31, 2012, operating activities provided $1,172,316 in comparison to cash used of $83,710 during the three months ended October 31, 2011. The increase in the cash provided by operating activities is primarily attributable to increase in income generated from properties acquired net of operating expenses.  In addition, use of trade credit and cash calls received from partners increased cash flow from operations.

Net Cash (Used in) Provided by Investing Activities

During the three months ended October 31, 2012, investing activities used cash of $236,096 compared to cash provided of $3,820,583 during the three months ended October 31, 2011. In 2011, the cash provided is mainly attributable to proceeds from the sale of available for sale securities that had been acquired with the acquisition of SPE.  In 2012, the use of cash is attributable to investment in oil and gas assets.

Net Cash Used in Financing Activities

Financing activities during the three months ended October 31, 2012 used cash of $97,658 in comparison to $81,192 used during the three month ended October 31, 2011.  The change between periods is comparable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2012, which deficiencies have not yet been remedied.

Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

As of October 31, 2012, we were a party to the following legal proceedings:

1.           Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas.  The Company is a plaintiff in this suit.  In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG.  The Company intends to prosecute its claims and defenses vigorously.  As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation.

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

Item 1A. Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 13, 2012. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have previously disclosed in a Current Report on Form 8-K all unregistered equity securities that we issued during our quarter ended October 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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
Date: December 21 , 2012

/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 21, 2012