Form 10-Q
period 2013-01-31
DUMA ENERGY CORP
filed 2013-03-22
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended January 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

DUMA ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 200
Houston, Texas  77024
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

As of March 22, 2013, 13,281,003 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

1. Consolidated Balance Sheets (unaudited)

2. Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

3. Consolidated Statements of Cash Flows (unaudited)

4. Notes to Consolidated Financial Statements (unaudited)

 DUMA ENERGY CORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$790,483	$1,102,987
Oil and gas revenues receivable	528,951	457,567
Accounts receivable – related party	194,285	117,618
Available for sale securities	-	313,446
Other receivables, net	32,604	517,441
Other current assets	156,228	256,677
Total current assets	1,702,551	2,765,736

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $2,082,572 and $1,557,675, respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,156,845	15,622,826
Unevaluated property	1,065,407	265,639
Restricted cash	6,927,215	6,890,000
Other assets	183,326	190,259
Property and equipment, net of accumulated depreciation of $49,737 and $36,572, respectively	32,804	45,969

Total assets	$26,068,148	$25,780,429

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,182,591	$2,298,838
Line of credit	300,000	300,000
Current portion of notes payable	805,976	102,025
Asset retirement obligations – short term	573,030	549,796
Derivative warrant liability	-	1,325,388
Advances	197,797	55,161
Due to related parties	16,123	-
Total current liabilities	5,075,517	4,631,208

Notes payable	808,638	11,678
Asset retirement obligations – long term	9,275,471	8,833,137
Total liabilities	15,159,626	13,476,023
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par; 500,000,000 shares authorized shares; 13,281,003 and 10,791,003 shares issued and outstanding	13,281	10,791
Additional paid in capital	75,174,219	38,963,817
Accumulated other comprehensive loss	-	(743,082)
Accumulated deficit	(64,278,978)	(25,927,120)
Total stockholders’ equity	10,908,522	12,304,406

Total liabilities and stockholders’ equity	$26,068,148	$25,780,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

Revenues	$1,689,759	$1,839,961	$3,718,264	$3,402,840

Operating expenses
Lease operating expense	1,145,922	1,062,202	2,253,600	1,867,574
Depreciation, depletion, and amortization	264,768	213,833	538,062	391,843
Accretion	224,928	145,912	457,116	283,794
Consulting fees – related party	82,554	44,856	163,047	92,613
Acquisition-related costs – related party	-	-	37,234,752	4,367,750
General and administrative expense	758,141	928,787	1,591,238	2,336,840
Total operating expenses	2,476,313	2,395,590	42,237,815	9,340,414

Loss from operations	(786,554)	(555,629)	(38,519,551)	(5,937,574)

Interest expense, net	(48,039)	(35,182)	(89,421)	(102,676)
Gain on derivative warrant liability	414,630	126,803	1,056,224	985,831
Net gain (loss) on sale of available for sale securities	(55,956)	-	(793,247)	433,168
Net loss before income taxes	(475,919)	(464,008)	(38,345,995)	(4,621,251)
Income tax (provision) benefit	(5,863)	172,131	(5,863)	130,183
Net Loss	$(481,782)	$(291,877)	$(38,351,858)	$(4,491,068)
Other comprehensive income, net of tax:
Change in market value of available for sale securities, including reclassification adjustments to net income, net of income tax benefit of $0, $32,442, $0 and $0 respectively	-	(73,685)	-	(13,434)

Comprehensive Loss	$(481,782)	$(365,562)	$(38,351,858)	$(4,504,502)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(3.00)	$(0.47)

Weighted average shares outstanding (basic and diluted)	13,281,003	10,788,351	12,780,296	9,652,680

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 DUMA ENERGY CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(38,351,858)	$(4,491,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	538,062	391,843
Accretion	457,116	283,794
Change in deferred taxes	-	(130,200)
Amortization of debt discount, loan origination fees and prepaid interest	51,575	73,761
(Gain) loss on sale of available for sale securities	517,920	(433,168)
Impairment of available for sale of securities	275,327	-
Change in allowance for doubtful accounts	39,428	-
Warrants granted to related party	163,047	92,613
Common stock granted for services and for investor relations	-	620,156
Share based compensation – amortization of the fair value of stock options	383,881	416,310
Acquisition-related costs – related party	37,234,752	4,367,750
Gain on warrant derivative liability	(1,056,224)	(985,831)
Changes in operating assets and liabilities:
Accounts receivable	356,170	539,923
Accounts receivable – related party	(60,544)	(31,083)
Accounts payable and accrued expenses	(146,331)	(825,015)
Advances	142,636	834,861
Settlement of asset retirement obligation	(11,610)	-
Other assets	124,904	8,449
Net cash provided by operating activities	658,251	733,095

Cash Flows From Investing Activities
Purchases of oil and gas properties	(1,156,079)	(351,132)
Purchases of property and equipment	-	(36,581)
Proceeds from sale of oil and gas properties	58,347	-
Change in restricted cash	(37,215)	54,946
Purchase of available for sale securities	(24,593)	(702,958)
Proceeds from sale of available for sale securities	287,874	3,943,168
Net cash provided by (used in) investment activities	(871,666)	2,907,443

Cash Flows From Financing Activities
Payments on notes payable	(99,089)	(1,634,836)
Payments on notes payable to related parties	-	(14,723)
Net cash used in financing activities	(99,089)	(1,649,559)

Net increase (decrease) in cash	(312,504)	1,990,979
Cash at beginning of period	1,102,987	1,082,099
Cash at end of period	$790,483	$3,073,078

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

DUMA ENERGY CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six months ended January 31,
	2013	2012

Supplemental Disclosures:
Interest paid in cash	$43,220	$35,874
Income taxes paid in cash	5,863	-

Non-cash investing and financing
Asset retirement obligation sold	$438	$32,772
Asset retirement obligations incurred	20,500	1,389
Acquisition of SPE Navigation I, LLC for Duma common stock, including asset retirement obligation assumed of $2,268,156	-	5,132,250
Accounts payable for oil and gas properties	230,084	221,356
Notes payable for prepaid insurance	-	18,667
Adjustment of purchase price of acquisition: environmental liability acquired	-	112,500
Acquisition of Namibia Exploration, Inc	562,048	-
Expiration of derivative warrant liability	269,164	-
Unrealized loss on available for sale securities, net of tax benefit	-	13,434

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

DUMA ENERGY CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per share

We compute basic loss per share using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended July 31, 2012 and the six months ended January 31, 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Supplemental pro forma information (unaudited)

The unaudited pro forma results presented below for the six months ended January 31, 2012 have been prepared to give effect to the purchase of SPE as if it had been consummated on August 1, 2011.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had been completed on such date or to project our results of operations for any future date or period.

Revenues	$3,550,839
Loss from operations	(6,128,510)
Net loss	(4,682,004)
Loss per share, basic and diluted	(0.49)

Namibia Exploration, Inc.

On August 7, 2012, we entered into a Share Exchange Agreement (the “Agreement”), which was closed on September 6, 2012, under which we purchased Namibia Exploration, Inc. ("NEI"), a corporation organized under the laws of the state of Nevada for the issuance of up to 24,900,000 shares of our common stock as described below.  Prior to the acquisition, NEI was directly and indirectly owned and controlled by the CEO, his brother-in-law and his father-in-law. As a result, the acquisition was accounted for as an asset purchase from an entity under common control and the asset was recorded at NEI’s historical cost.  NEI originally acquired the concession from a subsidiary of Hydrocarb Corporation (“Hydrocarb”) in exchange for a farm-in fee, as discussed below, totaling $2,400,000, payable over two years. Hydrocarb is partly owned by the uncle of the Chief Executive Officer’s wife and brother-in-law.  Because the $2,400,000 fee was a related party transaction, and accordingly presumed not to be arms-length, and because there was substantial uncertainty about the realizability of the fair value given that the concession was unproved, management concluded that Hydrocarb’s historical cost of $562,048 (which consists primarily of fees paid to the Namibian government for the concession) represented the fair value of the asset. The farm-in agreement also provides for preferential offerings of other international oil and gas opportunities similar to the concession in Namibia.

NEI was formed in February 2012 and its sole asset was this oil and gas concession in Namibia, Africa. NEI had no operations other than ownership of this oil and gas concession; and accordingly, the transaction was accounted for as an asset purchase.  Duma has assumed payment of the fee, as described below.  Due to the fact that the former owners of NEI had no significant historical cost basis in NEI and the fact that the acquisition is accounted for as a related party transaction, the consideration that Duma paid beyond NEI’s cost basis ($562,048) is considered compensatory and thus an expense of the acquisition.  The consideration included stock granted at the closing of the transaction as well as series of stock grants that are contingent upon the achievement of certain market conditions.   The value of the total consideration, including contingent stock and the liabilities assumed in excess of NEI’s assets, was computed as described below.  $37,234,752 is reflected in our statement of operations as Acquisition-related costs – related party in conjunction with this transaction.

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

The assignment of the 39% working interest to NEI from Hydrocarb Namibia, the operator of the concession, is subject to the prior approval of the government of the Republic of Namibia, which was obtained during August 2012. Duma now holds working interest in the Concession in partnership with the National Petroleum Corporation of Namibia Ltd. ("NPC Namibia") and Hydrocarb Namibia Energy Corporation ("Hydrocarb Namibia"), a company chartered in the Republic of Namibia and which is a majority owned subsidiary of Hydrocarb Corporation ("Hydrocarb"), a company organized under the laws of the State of Nevada. Hydrocarb Namibia, as operator of the Concession, now holds at 51% working interest (56.67% cost responsibility) in the Concession and NPC Namibia now holds a 10% carried working interest in the Concession.  We have entered into a joint operating agreement with Hydrocarb Namibia effective August 29, 2012, that covers operations for the Concession.

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

Duma is required to pay a late fee of 10% per quarter for any outstanding balance of the Fee under the Consulting Agreement which will commence 30 calendar days from the date that the Fee or portion of the Fee is due, which may only be paid in cash. Duma has not yet paid the first installment as described in (a) above.

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

As of January 31, 2013, we had recognized $37,234,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 2,490,000 shares issued at the closing date of the acquisition and $31,612,000 associated with the contingent consideration.

Note 3 – Available for Sale Securities

Beginning in the quarter ended October 31, 2011, we owned marketable equity securities, which are classified as available for sale.

During September 2012, we received cash proceeds of $145,237 from sales of securities with a cost basis of $607,201; thus, we had a realized loss on sale of available for sale securities of $461,964. In October 2012, we recognized an other than temporary impairment of $275,327 resulting in a new cost basis in the stock of $174,000.

During December 2012, we received cash proceeds of $142,637 from sales of securities with a cost basis of $198,593; thus, we had a realized loss on sale of available for sale securities of $55,956. We reclassified $743,082 unrealized loss from other comprehensive loss into earnings in conjunction with these sales and the impairment.

As of January 31, 2013, we do not hold any available for sale securities.

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of January 31, 2013 and July 31, 2012 consisted of the following:

	January 31, 2013	July 31, 2012
Evaluated Properties
Costs subject to depletion	$18,239,417	$17,180,501
Accumulated Depletion	(2,082,572)	(1,557,675)
Total evaluated properties	16,156,845	15,622,826

Unevaluated properties	1,065,407	265,639
Net oil and gas properties	$17,222,252	$15,888,465

Evaluated properties

Significant additions to evaluated oil and gas properties include:

●	Land acquisition costs of $27,520;
●	Exploration costs, consisting of geological and geophysical costs of $85,207 and drilling costs of $89,428; and
●
Development costs of $915,546, which is primarily comprised of costs for a development well, the State Tract 9-12A#4 well in Galveston Bay totaling $439,405, costs for a recompletion in Galveston Bay totaling $357,938, and purchase of oil and gas well equipment.

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

During August 2012, we leased approximately 190 acres of land in Bee County, Texas called the Curlee Prospect.  The operator of the project is Carter E&P, a company owned by our Chief Operating Officer.  We have a 50% working interest in the project, 25% of which was carried to the casing point by the other participants in the initial well.  Because we took a 25% additional interest, the portion of the working interest that we pay, prior to the casing point, is 33.3%.  After the casing point and for all costs in future wells, we will be responsible for 50% of the costs. We received a bonus of $23,701 from the other parties in the well, which was reflected as a reduction of capitalized costs.  During the quarter ended October 31, 2012, we drilled a well on the property, the Curlee No. 1 well, which was plugged and abandoned.  Results from the Curlee No. 1 well are currently being evaluated for a possible second new drill well.

During December 2012, we sold our 3% working interest in the producing Janssen lease located in Karnes County, Texas. We received $2,500 as cash proceeds in conjunction with the sale. The buyer assumed the asset retirement obligation for the well, which was $438. In accordance with full cost rules, we recognized no gain or loss on the sale.

Unevaluated Properties

USA
In April 2012, we acquired 25% working interest in Chapman Ranch II Prospect in Nueces County, Texas.  We paid $58,805 in acquisition and land costs for our interest in this prospect. According to the terms of the agreement, we will pay 31.25% of costs to casing point of the initial well and of the plug and abandonment costs if the initial well is a dry hole and 25% of costs after casing point. For subsequent wells, we will pay 25% of the costs before and after the casing point. We have paid $267,096 for the drilling and completion costs.  The well was drilled in June 2012; however, the first completion zone was non-economic.  During October 2012, we participated in a recompletion operation which resulted in the completion of the well into an upper zone, however commercial production was not established.  As of March 22, 2013, another rework operation has been proposed to the owners and the well has not yet been successfully completed.  Since the determination of whether the prospect will result in additions to oil and gas reserves has not been made, the prospect is carried as unevaluated.

In January 2013, we acquired a 366.85 acre tract of unevaluated property, the Dix prospect, in San Patricio County, Texas. We paid $76,296 in acquisition and land costs for this prospect. Subsequent to the balance sheet date, we sold 75% working interest in the prospect to partners on a third for a quarter basis under which the 75% interest holders will carry 25% of the working interest to the casing point of the initial well drilled on the prospect. We also sold 2% of the carried working interest to Carter E&P, a company owned by one of our officers. Thus we retained a 23% working interest, which is carried to the casing point of the initial well.

Namibia, Africa.
In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa, as discussed in Note 2 – Acquisitions – Namibia Exploration, Inc.  This property is a 5.3 million-acre concession in northern Namibia in Africa.

We have incurred total costs of $663,210, which includes NEI’s cost basis at the time we acquired the property, which was $562,048. The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

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

As of January 31, 2013, $745,443 has been expended towards the initial exploration period.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of July 31, 2012 and January 31, 2013, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of January 31, 2013 and July 31, 2012:

	January 31, 2013	July 31, 2012
Liability for asset retirement obligation, beginning of period	$9,382,933	$4,455,928
Asset retirement obligations assumed	-	2,365,530
Asset retirement obligations sold	(438)	(32,772)
Asset retirement obligations incurred on properties drilled	20,500	1,389
Accretion	457,116	943,508
Revisions in estimated cash flows	-	1,827,889
Costs incurred	(11,610)	(178,539)
Liability for asset retirement obligation, end of period	$9,848,501	$9,382,933

Current portion of asset retirement obligation	$573,030	$549,796
Noncurrent portion of asset retirement obligation	9,275,471	8,833,137
Total liability for asset retirement obligation	$9,848,501	$9,382,933

Note 7 – Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to $5,000,000 with a commercial bank.  The note specified interest at a rate of prime + 1% with a minimum interest rate of 5%. The initial interest rate was 6%. Interest is payable monthly.  We must use proceeds from the line of credit solely to enhance our Galveston Bay properties.   The note is collateralized by our Galveston Bay properties and substantially all GBE’s assets.  Duma has also executed a parental guarantee of payment.  As of July 31, 2012 and January 31, 2013, the amount outstanding under the line of credit was $300,000.

In May 2012, we modified the line of credit to remove the floor on the minimum interest rate and to extend the maturity date for the credit facility to August 15, 2012. In November 2012, the maturity date was extended to December 31, 2012 and the borrowing base was reduced to $2,250,000. In February 2013, the maturity date was extended to March 31, 2013. The current interest rate is 4.25%.

Note 8 – Notes Payable

In February 2012, we entered into a premium financing arrangement to pay principal of $209,244 in conjunction with our commercial insurance program renewal. We were obligated to make nine payments of $24,578 per month, which include principal and interest, beginning in March 2012. As of July 31, 2012, $96,252 remained unpaid on the note.   As of January 31, 2013, the note payable balance was $0.

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.   The principal balance owed on the note payable was $17,451 and $14,614 as of July 31, 2012 and January 31, 2013, respectively.

In September 2012, we entered into a note payable of $1,600,000 with Hydrocarb Corporation, as described in Note 2 – Acquisitions – Namibia Exploration, Inc.  The note carries interest of 5%; which is calculated semi-annually and payable with principal payments.  Principal of $800,000 is due on August 7, 2013 and $800,000 is due on August 7, 2014.

As of  January 31, 2013, future maturities on our notes payable were as follows:

Year ending:
January 31, 2014	$805,976
January 31, 2015	806,403
January 31, 2016	2,235
Total	$1,614,614

Note 9 – Fair Value

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2013.

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the six months ended January 31, 2013:

Beginning balance – July 31, 2012	$1,325,388
Expiration of derivative warrant feature	(269,164)
Unrealized gain on changes in fair value of derivative liability	(1,056,224)
At January 31, 2013	$-

The unrealized gain on changes in fair value was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations.

The warrant agreement provides that the anti-dilution provisions expire three years after the issuance of the warrants.  Accordingly, the provision for warrants to purchase 408,065 and 206,400 shares of common stock expired on October 15, 2012 and November 13, 2012, respectively.  As of each those dates, the fair value of the warrant was determined for a final mark to market adjustment and the outstanding warrant derivative liability was reclassified to additional paid-in capital, as the warrants were no longer derivatives.

Note 10 – Capital Stock

Common Stock Issuances

For the Acquisition of NEI:

During September 2012, we issued 2,490,000 shares of common stock to the owners of Namibia Exploration, Inc. (“NEI”)  for the acquisition of NEI.  The shares were valued at $3,784,800, based on the quoted market price of our stock on the date of the acquisition. (See Note 2 – Acquisitions – Namibia Exploration, Inc.).  Additionally, $31,612,000 was recognized in conjunction with our commitment to issue additional stock if certain market conditions are achieved.

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

The following table provides information about options granted to non-employees under our stock incentive plans during the six months ended January 31, 2013 and 2012:

	2013		2012
Number of options granted		-		-
Compensation expense recognized		$256,411		$281,568
Weighted average exercise price of options granted	$	N/A	$	N/A

No options were granted to non-employees during the six months ended January 31, 2013 or 2012.

The following table details the significant assumptions used to compute the fair market values of stock options revalued during the six months ended January 31:

	2013	2012
Risk-free interest rate	1.14% - 1.38%	0.13%-1.24%
Dividend yield	0%	0%
Volatility factor	140.30%-142.06%	137.10-145.47%
Expected life (years)	6.5 years	1-6.5 years

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the six months ended January 31, 2013 and 2012:

	2013		2012
Number of options granted		-		-
Compensation expense recognized		$127,470		$134,742
Weighted average exercise price of options granted	$	N/A	$	N/A

During the year ended July 31, 2011, options to purchase 260,000 shares of common stock with an exercise price of $2.50 per share and a term of ten years were granted to five employees.  The options vest 20% each six months over the 30 months following the award. Because the grantees were employees, the awards are accounted for under the provisions of ASC 718.  Accordingly, they were measured at fair value on the date of grant and the expense associated with the grant will be amortized over the 30 month vesting period on a straight line basis.  As of January 31, 2013, we had $183,398 in unamortized compensation expense associated with options granted to employees.

No options were granted to employees during the six months ended January 31, 2013 or 2012.

Summary information regarding stock options issued and outstanding as of January 31, 2013 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2012	1,044,000	$2.50	$-	7.22
Granted	-	-
Exercised	-	-
Expired	(108,000)	$2.50
Outstanding at January 31,2013	936,000	$2.50	$-	7.47

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

If our common stock attains a five day average closing price of $7.50 per share, an additional 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be issued (“Warrant B”). If our common stock attains a five day average closing price of $15.00 per share, an additional 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be issued (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C will be amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  The following table reflects information regarding Warrant B and Warrant C as of January 31, 2013 and 2012:

	2013	2012
Fair Value of Warrant B	$277,326	$204,372
Fair Value of Warrant C	$214,979	$201,745
Compensation expense recognized	$163,047	$92,613

Summary information regarding common stock warrants issued and outstanding as of January 31, 2013, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2012	3,756,455	$2.58	$-	2.83
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(45,578)	$9.34	-	-
Outstanding at January 31,2013	3,710,877	$2.50	$-	2.36

Note 11 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties, the Curlee Prospect in Bee County, Texas, and the Dix Prospect In San Patricio County, Texas. Revenues generated, lease operating costs, and contractual overhead charges, which are included in lease operating costs incurred from these properties or drilling costs, as appropriate, were as follows:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Revenues	$173,429	$185,575	$319,136	$275,881
Lease operating costs	$45,248	$44,254	$115,149	$91,123
Overhead costs incurred	$6,456	6,075	$13,960	$12,245

	January 31, 2013	July 31, 2012
Outstanding accounts receivable at period end	$103,556	$74,972
Outstanding accounts payable at period end	$-	$-

The father of the Chief Financial Officer and a company controlled by the father-in-law of the Chief Executive Officer each purchased a 5% working interest in our ST 9-12A #4 well.  As of July 31, 2012, these parties owed $42,646 in billed and unbilled joint interest billings. As of January 31, 2013, the company controlled by the father-in-law of the Chief Executive Officer owed us $90,729. We also had an advance outstanding from the father of the Chief Financial Officer, which was reflected in the caption “Due to related parties”, of $16,123.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our Chief Executive Officer and a Director, as detailed in Note 10 – Capital Stock.   We recognized expense of $92,613 and $163,047 from this contract during the six months ended January 31, 2012 and 2013, respectively.

During the quarter ended October 2012, we purchased NEI for up to 24,900,000 shares of Duma common stock, as described in Note 2 – Acquisitions – Namibia Exploration, Inc.

In February 2013, we sold a 2% working interest in a 366.85 acre tract of unevaluated property, the Dix prospect, in San Patricio County, Texas to Carter E&P, a company owned by one of our officers. Carter paid cash of $1,541, the proportional share of the land acquisition costs.

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

There is soil contamination at a tank facility owned by GBE.  Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $500,000.  We cannot determine a most likely scenario, thus we have recognized the lower end of the range.  We have submitted a remediation plan to the appropriate authorities and have not yet received a response.  $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

Letters of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate.  We have two letters of credit in the amount of $6,610,000 and $240,000 issued by Green Bank.  We pay a 1.5% per annum fee in conjunction with these letters of credit. These letters of credit are collateralized by a certificate of deposit held with the bank for the same amount. During June 2011, we had prepaid the first year’s interest on the letter of credit and amortized the interest cost through June 2012.  We currently prepay and amortize the fees due quarterly. As of the year ended July 31, 2012, we had prepaid $25,163 towards the quarterly fee. As of January 31, 2013, the prepaid balance was $78,138. The prepaid interest will be amortized on a straight line basis.  Accordingly, we had amortized interest in the amount of $8,596 and $60,171 as of July 31, 2012 and January 31, 2013, respectively, for net prepaid interest of $16,567 and $17,967 respectively.

Note 13 – Subsequent Events

In February 2013, the maturity date on our line of credit was extended to March 31, 2013.

A new 2013 Stock Incentive Plan (2013 Plan) was approved by the Board during February 2013. The 2013 Plan replaced our prior stock incentive plans. Duma may grant up to 2,650,000 shares of common stock under the 2013 Plan.  The Plan is administered by the Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

In February 2013, options to purchase an aggregate of 600,000 shares of common stock with an exercise price of $2.20 per share and a term of ten years were granted to our three independent directors. The options vest 20% each six months over the 30 months following the award. The fair value of the total option award on the date of grant was $1,196,589. The fair market value of this award was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 1.35%, a dividend yield of 0%, and a volatility factor of 142.06%.

In March 2013, we financed our commercial insurance program using a note payable for $260,905.  Under the note we are obligated to make nine payments of $29,591 per month, which include principal and interest, beginning in March 2013.

In February 2013, we sold a portion of the working interest in 366.85 acre tract of unevaluated property, the Dix prospect, in San Patricio County, Texas. We sold 75% working interest in the prospect to partners on a third for a quarter basis under which the 75% interest holders will carry 25% of the working interest to the casing point of the initial well drilled on the prospect. We also sold 2% of the carried working interest to Carter E&P, a company owned by one of our officers. Thus we retained a 23% working interest which is carried to the casing point of the initial well. We received cash proceeds of $109,329 which will be reflected as a reduction of capitalized costs in accordance with full cost accounting.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2013 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2013 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2012.

Operation Plans and Focus

In South Texas, we plan to continue producing oil and gas from existing leases and we are making plans to drill a second well on the Curlee prospect. The first well drilled on this prospect resulted in the well location being on the opposite side of the fault, but did provide further valuable data on the location, structure, and aerial extent of the formation. We are now evaluating this new data along with 3D seismic. We have 50% working interest in this project.

We will also drill two additional internally-generated prospects in South Texas utilizing the third-for-a-quarter promoted method. This will provide us with a 25% carried working interest to the casing point, allowing us to avoid participating in the exploratory drilling costs.

In Illinois, we will continue the pilot waterflood program in the Markham City Field which is currently producing a modest amount of oil until such time that Core Minerals, the operator, believes there is sufficient data to make a recommendation about whether to expand the waterflood. We expect this decision before mid-2013.

In Galveston Bay, Texas we plan to continue enhancing the production from our four productive fields. Our plans are primarily focused on reworking and recompleting a number of shut-in wells, as well as infrastructure improvements to exploit the known reserves. There still remain a large number of projects that we were unable to begin work on due to the drilling activity in calendar 2012. These projects are estimated to have a much higher return on invested dollar compared with drilling. As we are already generating positive cash flow from the operations in Galveston Bay, additional oil and gas produced have a much greater positive impact on our financial success. The economies of scale that we hope to achieve in all of our fields in the bay should reduce our lifting costs on a per barrel or per mcf basis, further enhancing the value of the asset and our cash flow.

In Namibia, Africa, in conjunction with the operator, Hydrocarb Energy Corp., we will continue gathering data, including further source rock surveys, reservoir studies, seep studies, geologic mapping, and other analysis. Following this, we plan to conduct aerial gravity and magnetic surveys in 2013 across our entire concession which is approximately the size of the State of Massachusetts. This should, once interpreted, allow us to design our plan for 2D seismic acquisition. 3D seismic will later be utilized for those identified structures which appear most prospective. Drilling of the first well is several years away. In the meanwhile, our goals are to increase the value and decrease the risk profile of our concession acreage in Namibia.

Results of Operations

The following table sets out our consolidated losses for the periods indicated:

Production data:

	Three months ended January 31,
	2013			2012
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	14,754	36,616	125,140	14,437	62,885	149,505
Average sales price	$105.54	$3.62	$13.50	$112.45	$3.44	$12.31
Average lease operating expense			$9.16			$7.10

Statements of operations:

	Three months ended January 31,
	2013	2012	Increase/ (Decrease)	% Change

Revenues	$1,689,759	$1,839,961	$(150,202)	(8)%

Operating expenses
Lease operating expense	1,145,922	1,062,202	83,720	8%
Depreciation, depletion, and amortization	264,768	213,833	50,935	24%
Accretion	224,928	145,912	79,016	54%
Consulting fees – related party	82,554	44,856	37,698	84%

General and administrative expense	758,141	928,787	(170,646)	(18)%
Total operating expenses	2,476,313	2,395,590	80,723	3%

Loss from operations	(786,554)	(555,629)	(230,925)	42%

Interest expense, net	(48,039)	(35,182)	(12,857)	37%
Gain on derivative warrant liability	414,630	126,803	287,827	227%
Net loss on sale of available for sale securities	(55,956)	-	(55,956)	100%
Income tax (provision) benefit	(5,863)	172,131	(177,994)	(103)%

Net Loss	$(481,782)	$(291,877)	$(189,905)	65%

We recorded net loss of $481,782, or ($0.04) per basic and diluted common share, during the three months ended January 31, 2013, as compared to a net loss of $291,877, or ($0.03) per basic and diluted common share, during the three months ended January 31, 2012.

The changes in results were predominantly due to the factors below:

●	Revenues decreased primarily due to lower oil prices and also to lower gas production in several of our fields in Galveston Bay in 2013.
●
Lease operating expense increased primarily due to the fact that an offshore field, Redfish Reef, that had been shut in during the quarter ended January 31, 2012 was online during the quarter ended January 31, 2013.

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

●
Our decrease in general and administrative expenses is primarily attributable to a decrease in the expenses associated with the amortization of stock option grants.  Legal and professional expenses also decreased in 2013.

●	Interest expense increased because of an increase in notes payable, specifically the note payable acquired with Namibia Exploration, Inc. in August 2012.
●
We incurred a loss on the sale of securities in 2013 due to the sale of securities that had declined in value since the time of acquisition.  We did not sell securities during the comparable quarter of 2012.

●
We re-measure our derivative warrants at fair value at every reporting date.  Change in the fair value of the derivative warrants, as determined using a lattice model, for the three months ending January 31, 2013 was more compared to the change in fair value for the three months ended January 31, 2013 and hence the increase in the gain recognized.

●
We recognized an income tax benefit during the three months ended January 31, 2012 due to an adjustment of the valuation allowance for our deferred tax assets.  We determined that current deferred tax assets sufficient to offset deferred tax liabilities that had been acquired with the purchase of SPE Navigation 1, LLC existed.  This was a non-recurring item.

We continue to evaluate areas where we can reduce costs in both lease operating expense and general and administrative expense.

Six months ended January 31, 2013 compared to the six months ended January 31, 2012:

Production data:

	Six months ended January 31,
	2013			2012
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	33,043	83,729	281,987	27,616	109,898	275,591
Average sales price	$104.51	$3.17	$13.19	$107.96	$3.83	$12.35
Average lease operating expense			$7.99			$6.78

 Statements of operations:

	Six months ended January 31,
	2013	2012	Increase/ (Decrease)	% Change

Revenues	$3,718,264	$3,402,840	$315,424	9%

Operating expenses
Lease operating expense	2,253,600	1,867,574	386,026	21%
Depreciation, depletion, and amortization	538,062	391,843	146,219	37%
Accretion	457,116	283,794	173,322	61%
Consulting fees – related party	163,047	92,613	70,434	76%
Acquisition-related costs – related party	37,234,752	4,367,750	32,867,002	752%
General and administrative expense	1,591,238	2,336,840	(745,602)	(32)%
Total operating expenses	42,237,815	9,340,414	32,897,401	352%

Loss from operations	(38,519,551)	(5,937,574)	(32,581,977)	549%

Interest expense, net	(89,421)	(102,676)	13,255	(13)%
Gain on derivative warrant liability	1,056,224	985,831	70,393	7%
Net gain (loss) on sale of available for sale securities	(793,247)	433,168	(1,226,415)	(283)%
Income tax (provision) benefit	(5,863)	130,183	(136,046)	(105)%

Net Loss	$(38,351,858)	$(4,491,068)	$(33,860,790)	754%

We recorded a net loss of $38,351,858, or ($3.00) per basic and diluted common share, during the six months ended January 31, 2013, as compared to a net loss of $4,491,068, or ($0.47) per basic and diluted common share, during the six months ended January 31, 2012.

●	Revenues increased primarily due to higher oil production as well as higher oil prices in 2013, which offset lower gas revenues.
●
Lease operating expense increased primarily due to the fact that an offshore field, Redfish Reef, that had been shut in during the six months ended January 31, 2012 was online during the six months ended January 31, 2013.

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

●
During the six months ended January 31, 2013, we incurred $37,234,752 of expense in conjunction with our acquisition of NEI.  The transaction, which is a related party transaction, is discussed in detail in Note 2 of our Consolidated Financial Statements.  This charge is the most significant difference in the results of operations from the comparable period in fiscal 2012.  2,490,000 shares of common stock were issued to the sellers of NEI and up to 22,410,000 additional shares of Duma common stock may be issued based on the achievement of certain market conditions over the next ten years.  The estimated fair value of our commitment to issue the 22,410,000 shares was charged to expense as of the date of the transaction as required by relevant accounting standards.  The estimated fair value of the contingently issuable shares was $31,612,000, the bulk of the charge.  During the six months ended January 31, 2013, we recognized a charge of $4,367,750 from the issuance of stock whose value exceeded the fair value of the assets acquired with SPE Navigation 1, LLC, which was a separate related party transaction involving similar parties.

●
Our decrease in general and administrative expenses is primarily attributable to a one-time stock grant that occurred during the six months ended January 31, 2012.  Additionally, we experienced a decrease in the expenses associated with the amortization of stock option grants and legal and professional expenses.

●	Interest expense decreased because of an decrease in notes payable balances outstanding during 2013 as compared with the comparable period in 2012.
●
We incurred a loss on the sale of securities in 2013 due to the sale of securities that had declined in value since the time of acquisition.  During the comparable period of 2012, we sold securities at a gain.

●
We re-measure our derivative warrants at fair value at every reporting date.  Change in the fair value of the derivative warrants, as determined using a lattice model, for the six months ending January 31, 2013 was more compared to the change in fair value for the six months ended January 31, 2013 and hence the minor increase in the gain recognized.

●
We recognized an income tax benefit during the six months ended January 31, 2012 due to an adjustment of the valuation allowance for our deferred tax assets.  We determined that current deferred tax assets sufficient to offset deferred tax liabilities that had been acquired with the purchase of SPE Navigation 1, LLC existed.  This was a non-recurring item.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of January 31, 2013 and July 31, 2012:

	January 31, 2013	July 31, 2012

Cash and cash equivalents	$790,483	$1,102,987
Working capital (deficit)	$(3,372,966)	$(1,865,472)

At January 31, 2013, we had $790,483 of cash on hand and a working capital deficit of $3,372,966 ($1,600,000 is attributable to amounts which can be settled, at Duma’s option, in stock). The current working capital deficit reflects the impact of our recent drilling and capital investment activities. As such, our working capital alone on January 31, 2013 was not sufficient to enable us to pursue our plan of operations over the next 12 months. However, our cash flow from operations is good, and we believe it will support the payment of outstanding obligations as well as our planned capital expenditures. Our plan of operations over the next twelve months will always be subject to available capital which will be determined, in part, by the success of projects that are currently in progress or will begin soon. It is even possible that given a high degree of success in recent projects and upcoming projects we could actually exceed our planned operations and have more funds available for capital expenditures for the next 12 months. As management, we will determine the best use of our capital given the circumstances at the time.

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

Net Cash Provided by Operating Activities

During the six months ended January 31, 2013, operating activities provided $658,251 in comparison to cash provided of $733,095 during the six months ended January 31, 2012. The change between periods is comparable.

Net Cash  Provided by (Used in) Investing Activities

During the six months ended January 31, 2013, investing activities used cash of $871,666 compared to cash provided of $2,907,443 during the six months ended January 31, 2012. In 2013, the use of cash is attributable to investment in oil and gas assets. In 2012, the cash provided is attributable to proceeds from the sale of available for sale securities that had been acquired with the acquisition of SPE.

Net Cash Used in Financing Activities

Financing activities during the six months ended January 31, 2013 used cash of $99,089 in comparison to $1,649,559 used during the six months ended January 31, 2012.  Financing activities during the current period consisted of payments  relating to our insurance financing arrangements. During 2012, we repaid the balances outstanding on the line of credit and existing debts.

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

Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In February 2013, we hired an additional certified public accountant to serve as our controller.  With the addition of this staff member, we now have two full time certified public accountants and a part time certified public accountant on staff.  With the additional staff, we can implement levels of review and approvals that will enhance our existing system of internal control.  In addition, senior management will have more time to dedicate to the overall design and monitoring of the system of internal controls.

Part II Other Information

Item 1. Legal Proceedings

As of January 31, 2013, we were a party to the following legal proceedings:

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

We issued no unregistered equity securities during the three months  ended January 31, 2013.

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
Date: March 22, 2013

/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 22, 2013