Form 10-Q
period 2013-04-30
DUMA ENERGY CORP
filed 2013-06-14
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended April 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

DUMA ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 200
Houston, Texas  77024
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

As of June 14, 2013, 13,281,003 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

1. Consolidated Balance Sheets (unaudited)

2. Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

3. Consolidated Statements of Cash Flows (unaudited)

4. Notes to Consolidated Financial Statements (unaudited)

 DUMA ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$513,155	$1,102,987
Oil and gas revenues receivable	407,162	457,567
Accounts receivable – related party	169,435	117,618
Available for sale securities	-	313,446
Other receivables, net	17,057	517,441
Other current assets	415,356	256,677
Total current assets	1,522,165	2,765,736

Oil and Gas Property, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $2,297,532 and $1,557,675, respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,107,087	15,622,826
Unevaluated property	1,020,747	265,639
Restricted cash	6,927,215	6,890,000
Other assets	179,275	190,259
Property and equipment, net of accumulated depreciation of $56,242 and $36,572, respectively	26,299	45,969

Total assets	$25,782,788	$25,780,429

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,098,482	$2,298,838
Line of credit	300,000	300,000
Current portion of notes payable	1,009,006	102,025
Asset retirement obligations – short term	882,364	549,796
Derivative warrant liability	-	1,325,388
Advances	181,415	55,161
Due to related parties	15,180	-
Total current liabilities	5,486,447	4,631,208

Notes payable	807,078	11,678
Asset retirement obligations – long term	9,180,343	8,833,137
Total liabilities	15,473,868	13,476,023
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par; 500,000,000 shares authorized shares; 13,281,003 and 10,791,003 shares issued and outstanding	13,281	10,791
Additional paid in capital	75,460,700	38,963,817
Accumulated other comprehensive loss	-	(743,082)
Accumulated deficit	(65,165,061)	(25,927,120)
Total stockholders’ equity	10,308,920	12,304,406

Total liabilities and stockholders’ equity	$25,782,788	$25,780,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

Revenues	$1,384,727	$1,878,907	$5,102,991	$5,281,747

Operating expenses
Lease operating expense	1,025,745	948,176	3,279,345	2,815,750
Depreciation, depletion, and amortization	221,465	201,294	759,527	593,137
Accretion	225,498	149,760	682,614	433,554
Consulting fees – related party	15,912	96,759	178,959	189,372
Acquisition-related costs – related party	-	-	37,234,752	4,367,750
General and administrative expense	869,719	742,833	2,460,957	3,079,673
Total operating expenses	2,358,339	2,138,822	44,596,154	11,479,236

Loss from operations	(973,612)	(259,915)	(39,493,163)	(6,197,489)

Interest expense, net	(41,283)	(19,782)	(130,704)	(122,458)
Gain on derivative warrant liability	-	40,376	1,056,224	1,026,207
Net gain (loss) on sale of available for sale securities	-	28,359	(793,247)	461,527
Net loss before income taxes	(1,014,895)	(210,962)	(39,360,890)	(4,832,213)
Income tax benefit	128,812	284,050	122,949	414,233
Net Income (Loss)	$(886,083)	$73,088	$(39,237,941)	$(4,417,980)
Other comprehensive income, net of tax:
Change in market value of available for sale securities, including reclassification adjustments to net income, net of income tax benefit of $0, $0, $0 and $0 respectively	-	(666,415)	-	(679,849)

Comprehensive Loss	$(886,083)	$(593,327)	$(39,237,941)	$(5,097,829)

Basic income (loss) per common share	$(0.07)	$0.01	$(3.03)	$(0.44)
Diluted income (loss) per common share	$(0.07)	$0.01	$(3.03)	$(0.44)

Basic weighted average shares outstanding	13,281,003	10,791,003	12,943,530	10,027,370
Diluted weighted average shares outstanding	13,281,003	14,345,880	12,943,530	10,027,370

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 DUMA ENERGY CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(39,237,941)	$(4,417,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	759,527	593,137
Accretion	682,614	433,554
Change in deferred taxes	-	(417,750)
Amortization of debt discount, loan origination fees and prepaid interest	77,362	101,659
(Gain) loss on sale of available for sale securities	517,920	(461,527)
Impairment of available for sale of securities	275,327	-
Change in allowance for doubtful accounts	39,637	-
Warrants granted to related party	178,959	189,372
Common stock granted for services and for investor relations	-	620,156
Share based compensation – amortization of the fair value of stock options	654,450	556,972
Acquisition-related costs – related party	37,234,752	4,367,750
Gain on warrant derivative liability	(1,056,224)	(1,026,207)
Changes in operating assets and liabilities:
Accounts receivable	493,297	(42,342)
Accounts receivable – related party	(36,637)	(22,573)
Accounts payable and accrued expenses	(182,576)	(842,112)
Advances	126,254	56,193
Settlement of asset retirement obligation	(165,665)	-
Other assets	108,123	(103,093)
Net cash provided by (used in) operating activities	469,179	(414,791)

Cash Flows From Investing Activities
Purchases of oil and gas properties	(1,234,900)	(436,769)
Purchases of property and equipment	-	(66,847)
Proceeds from sale of oil and gas properties	108,347	-
Change in restricted cash	(37,215)	54,946
Purchase of available for sale securities	(24,593)	(702,958)
Proceeds from sale of available for sale securities	287,874	4,002,336
Net cash provided by (used in) investment activities	(900,487)	2,850,708

Cash Flows From Financing Activities
Payments on notes payable	(158,524)	(1,675,639)
Payments on notes payable to related parties	-	(14,723)
Net cash used in financing activities	(158,524)	(1,690,362)

Net increase (decrease) in cash	(589,832)	745,555
Cash at beginning of period	1,102,987	1,082,099
Cash at end of period	$513,155	$1,827,654

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

DUMA ENERGY CORP.
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine months ended April 30,
	2013	2012

Supplemental Disclosures:
Interest paid in cash	$97,879	$35,951
Income taxes paid in cash	5,880	17

Non-cash investing and financing
Asset retirement obligation sold	$438	$32,772
Asset retirement obligations incurred	20,500	1,389
Asset retirement obligation – change in estimate	142,763	-
Acquisition of SPE Navigation I, LLC for Duma common stock, including asset retirement obligation assumed of $2,268,156	-	5,132,250
Accounts payable for oil and gas properties	182,220	1,567,868
Notes payable for prepaid insurance	260,905	227,912
Adjustment of purchase price of acquisition: environmental liability acquired	-	112,500
Acquisition of Namibia Exploration, Inc.	562,048	-
Expiration of derivative warrant liability	269,164	-
Unrealized loss on available for sale securities, net of tax benefit	-	679,849

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

Earnings per share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the three and nine months ended April 30, 2013 and the nine months ended April 30, 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three months ended April 30, 2012, certain options and warrants, which were outstanding during the entire three months, were exercisable at a price less than the average market price per common share during the period. Accordingly, those options were included in diluted weighted average shares of common stock outstanding as if they had been exercised at the beginning of the period and thus in the denominator for earnings per share. Options with an exercise price greater than the average market price per common share for the three months ended April 30, 2012 and warrants with a market condition that had not been met during the period were excluded from diluted weighted average shares of common stock outstanding.

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

Supplemental pro forma information

The unaudited pro forma results presented below for the nine months ended April 30, 2012 have been prepared to give effect to the purchase of SPE as if it had been consummated on August 1, 2011. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if the acquisition had been completed on such date or to project our results of operations for any future date or period.

Revenues	$5,429,746
Loss from operations	(6,388,425)
Net income (loss)	(4,608,916)
Earnings per share, basic and diluted	(0.46)

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

As a result of the completion of the acquisition, NEI became a wholly-owned subsidiary of Duma. NEI holds the rights to 39% working interest (43.33% cost responsibility) in an onshore petroleum concession (the “Concession"), located in the Republic of Namibia, measuring approximately 5.3 million acres and covered by Petroleum Exploration License No. 0038 as issued by the Republic of Namibia Ministry of Mines and Energy.

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

As of April 30, 2013, we had recognized $37,234,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 2,490,000 shares issued at the closing date of the acquisition and $31,612,000 associated with the contingent consideration.

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

As of April 30, 2013, we do not hold any available for sale securities.

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of April 30, 2013 and July 31, 2012 consisted of the following:

	April 30, 2013	July 31, 2012
Evaluated Properties
Costs subject to depletion	$18,404,619	$17,180,501
Accumulated Depletion	(2,297,532)	(1,557,675)
Total evaluated properties	16,107,087	15,622,826

Unevaluated properties	1,020,747	265,639
Net oil and gas properties	$17,127,834	$15,888,465

Evaluated properties

Significant additions to evaluated oil and gas properties include:

●	Land acquisition costs of $45,147;
●	Exploration costs, consisting of geological and geophysical costs of $118,650 and drilling costs of $89,783; and
●	Development costs of $1,079,323, which is primarily comprised of costs for a development well, the State Tract 9-12A#4 well in Galveston Bay totaling $444,119; costs for a recompletion in Galveston Bay totaling $357,990; increase in asset retirement obligations of $163,263, primarily due to a change in timing for one of our non-operated wells in Galveston Bay; and purchase of oil and gas well equipment.

Purchases and Sales of oil and gas property

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

In December 2012, we acquired a 366.85 acre tract of property, the Dix prospect, in San Patricio County, Texas. We paid $76,296 in acquisition and land costs for this prospect. As of January 31, 2013, the lease was reflected as unevaluated property. In February 2013, we sold 75% working interest in the prospect to partners on a third for a quarter basis under which the 75% interest holders will carry 25% of the working interest to the casing point of the initial well drilled on the prospect. We also sold 2% of the carried working interest to Carter E&P, a company owned by our Chief Operating Officer. Thus we retained a 23% working interest which is carried to the casing point of the initial well. We received a bonus of $50,000 from the other parties in the well, which was reflected as a reduction of capitalized costs in accordance with full cost accounting. The initial well was drilled in May 2013, but it was determined that it could not produce economically. Accordingly, the well was not completed.

Unevaluated Properties

USA

In April 2012, we acquired 25% working interest in Chapman Ranch II Prospect in Nueces County, Texas. We paid $58,805 in acquisition and land costs for our interest in this prospect. According to the terms of the agreement, we will pay 31.25% of costs to casing point of the initial well and of the plug and abandonment costs if the initial well is a dry hole and 25% of costs after casing point. For subsequent wells, we will pay 25% of the costs before and after the casing point. We have paid $270,150 for the drilling and completion costs. The well was drilled in June 2012; however, the first completion zone was non-economic. During October 2012, we participated in a recompletion operation which resulted in the completion of the well into an upper zone, however commercial production was not established.  The owners have agreed to attempt another rework operation, which was started June 7, 2013 and is currently in progress. Since the determination of whether the prospect will result in additions to oil and gas reserves has not been made, the prospect is carried as unevaluated.

During April 2013, we purchased a 12.5% working interest in a 260.12 acre tract of property, the Melody prospect, in Bee County, Texas. The operator of the project is Carter E&P, a company owned by our Chief Operating Officer. We paid Carter $60,219, which represents acquisition costs of $7,376 and $52,843 as a cash call for the estimated drilling costs for the initial well on the prospect, which is reflected as a prepaid expense. Additionally we have incurred internal geological and geophysical costs of $4,546 on the prospect. As of June 14, 2013, the well had not yet been spudded.

Namibia, Africa.
In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa, as discussed in Note 2 – Acquisitions – Namibia Exploration, Inc. (“NEI”).  This property is a 5.3 million-acre concession in northern Namibia in Africa.

We have incurred total costs of $679,870, which includes NEI’s cost basis at the time we acquired the property, which was $562,048. The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

1)	Initial Exploration Period (expires September 2015): Perform a hydrocarbon potential study, gather and review existing technical data including reprocessing of seismic lines, and acquire and process 750 kilometers of new 2D seismic data. The minimum expenditure is $4,505,000 on an 8/8ths basis.
2)	First renewal exploration period (two years from end of the initial exploration period): Acquire 200 square kilometers of 3D seismic data, interpret and map the data, design a drilling program, drill one well, conduct an environmental study, and relinquish 25% of the Exploration license area. The minimum expenditure is $17,350,000 on an 8/8ths basis.
3)	Second Renewal (Production License) Exploration Period (25 years): report on reserves and production, and conduct an environmental study. The minimum expenditure is $300,000 on an 8/8ths basis.

As of April 30, 2013, approximately $800,000 has been expended during the initial exploration period on an 8/8ths basis.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of July 31, 2012 and April 30, 2013, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of April 30, 2013 and July 31, 2012:

	April 30, 2013	July 31, 2012
Liability for asset retirement obligation, beginning of period	$9,382,933	$4,455,928
Asset retirement obligations assumed	-	2,365,530
Asset retirement obligations sold	(438)	(32,772)
Asset retirement obligations incurred on properties drilled	20,500	1,389
Accretion	682,614	943,508
Revisions in estimated cash flows	142,763	1,827,889
Costs incurred	(165,665)	(178,539)
Liability for asset retirement obligation, end of period	$10,062,707	$9,382,933

Current portion of asset retirement obligation	$882,364	$549,796
Noncurrent portion of asset retirement obligation	9,180,343	8,833,137
Total liability for asset retirement obligation	$10,062,707	$9,382,933

Note 7 – Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to $5,000,000 with a commercial bank. The note specified interest at a rate of prime + 1% with a minimum interest rate of 5%. The initial interest rate was 6%. Interest is payable monthly. We must use proceeds from the line of credit solely to enhance our Galveston Bay properties.  The note is collateralized by our Galveston Bay properties and substantially all GBE’s assets. Duma has also executed a parental guarantee of payment. As of July 31, 2012 and April 30, 2013, the amount outstanding under the line of credit was $300,000.

In May 2012, we modified the line of credit to remove the floor on the minimum interest rate and to extend the maturity date for the credit facility to August 15, 2012. In November 2012, the maturity date was extended to December 31, 2012 and the borrowing base was reduced to $2,250,000. In February 2013, the maturity date was extended to March 31, 2013. The current interest rate is 4.25%. As of June 14, 2013, we are in the process of renewing the note.

Note 8 – Notes Payable

In February 2012, we entered into a premium financing arrangement to pay principal of $209,244 in conjunction with our commercial insurance program renewal. We were obligated to make nine payments of $24,578 per month, which include principal and interest, beginning in March 2012. As of July 31, 2012, $96,252 remained unpaid on the note.  As of April 30, 2013, the note payable balance was $0.

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.  The principal balance owed on the note payable was $17,451 and $13,158 as of July 31, 2012 and April 30, 2013, respectively.

In September 2012, we entered into a note payable of $1,600,000 with Hydrocarb Corporation, as described in Note 2 – Acquisitions – Namibia Exploration, Inc. The note carries interest of 5%; which is calculated semi-annually and payable with principal payments. Principal of $800,000 is due on August 7, 2013 and $800,000 is due on August 7, 2014.

In March 2013, we financed our commercial insurance program using a note payable for $260,905. Under the note, we are obligated to make nine payments of $29,591 per month, which include principal and interest, beginning in March 2013. As of April 30, 2013, $202,926 remained outstanding on this note.

As of April 30, 2013, future maturities on our notes payable were as follows:

Year ending:
April 30, 2014	$1,009,006
April 30, 2015	806,515
April 30, 2016	563
Total	$1,816,084

Note 9 – Fair Value

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2013.

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the nine months ended April 30, 2013:

Beginning balance – July 31, 2012	$1,325,388
Expiration of derivative warrant feature	(269,164)
Unrealized gain on changes in fair value of derivative liability	(1,056,224)
As of April 30, 2013	$-

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

The following table provides information about options granted to non-employees under our stock incentive plans during the nine months ended April 30, 2013 and 2012:

	2013	2012
Number of options granted	600,000		-
Compensation expense recognized	$463,739		$358,000
Weighted average exercise price of options granted	$2.20	$	N/	A

The following table details the significant assumptions used to compute the fair market values of stock options revalued during the nine months ended April 30:

	2013	2012
Risk-free interest rate	1.11% - 1.14%	0.12%-1.66%
Dividend yield	0%	0%
Volatility factor	142.32%-142.44%	135.20-147.92%
Expected life (years)	6.5 years	1-6.5 years

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the nine months ended April 30, 2013 and 2012:

	2013		2012
Number of options granted		-		-
Compensation expense recognized		$190,711		$198,972
Weighted average exercise price of options granted	$	N/A	$	N/A

During the year ended July 31, 2011, options to purchase 260,000 shares of common stock with an exercise price of $2.50 per share and a term of ten years were granted to five employees. The options vest 20% each six months over the 30 months following the award. Because the grantees were employees, the awards are accounted for under the provisions of ASC 718. Accordingly, they were measured at fair value on the date of grant and the expense associated with the grant will be amortized over the 30 month vesting period on a straight line basis. As of April 30, 2013, we had $120,157 in unamortized compensation expense associated with options granted to employees.

No options were granted to employees during the nine months ended April 30, 2013 or 2012.

Summary information regarding stock options issued and outstanding as of April 30, 2013 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2012	1,044,000	$2.50	$-	7.22
Granted	600,000	2.20
Exercised	-	-
Expired	(108,000)	$2.50
Outstanding at April 30, 2013	1,536,000	$2.38	$-	8.23

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

If our common stock attains a five day average closing price of $7.50 per share, an additional 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be issued (“Warrant B”). If our common stock attains a five day average closing price of $15.00 per share, an additional 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be issued (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation. The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C will be amortized over the derived service periods of 2.08 years and 2.49 years, respectively. The following table reflects information regarding Warrant B and Warrant C as of April 30, 2013 and 2012:

	2013	2012
Fair Value of Warrant B	$266,017	$274,077
Fair Value of Warrant C	$205,554	$226,209
Compensation expense recognized (nine months)	$178,959	$189,372

Summary information regarding common stock warrants issued and outstanding as of April 30, 2013, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2012	3,756,455	$2.58	$-	2.83
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(45,578)	$9.34	-	-
Outstanding at April 30, 2013	3,710,877	$2.50	$-	2.12

Note 11 – Related Party Transactions

A company controlled by one of our officers operates our Barge Canal properties, the Curlee Prospect in Bee County, Texas, and the Dix Prospect in San Patricio County, Texas. Revenues generated, lease operating costs, and contractual overhead charges, which are included in lease operating costs incurred from these properties or drilling costs, as appropriate, were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Revenues	$157,692	$149,042	$476,828	$424,923
Lease operating costs	$63,819	$48,710	$178,968	$139,832
Overhead costs incurred	$6,708	6,295	$20,668	$18,540

	April 30, 2013	July 31, 2012
Outstanding accounts receivable at period end	$83,738	$74,972
Outstanding accounts payable at period end	$-	$-

The father of the Chief Financial Officer and a company controlled by the father-in-law of the Chief Executive Officer each purchased a 5% working interest in our ST 9-12A #4 well. As of July 31, 2012, these parties owed $42,646 in billed and unbilled joint interest billings. As of April 30, 2013, the company controlled by the father-in-law of the Chief Executive Officer owed us $85,697. We also had an advance outstanding from the father of the Chief Financial Officer, which was reflected in the caption “Due to related parties”, of $15,180.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our Chief Executive Officer and a Director, as detailed in Note 10 – Capital Stock.  We recognized expense of $189,372 and $178,959 from this contract during the nine months ended April 30, 2012 and 2013, respectively.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

Letters of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate. We have two letters of credit in the amount of $6,610,000 and $240,000 issued by Green Bank. We pay a 1.5% per annum fee in conjunction with these letters of credit. These letters of credit are collateralized by a certificate of deposit held with the bank for the same amount. During June 2011, we had prepaid the first year’s interest on the letter of credit and amortized the interest cost through June 2012. We currently prepay and amortize the fees due quarterly. As of the year ended July 31, 2012, we had prepaid $25,163 towards the quarterly fee. As of April 30, 2013, the prepaid balance was $103,150. The prepaid interest will be amortized on a straight line basis. Accordingly, we had amortized interest in the amount of $8,596 and $85,958 as of July 31, 2012 and April 30, 2013, respectively, for net prepaid interest of $16,567 and $17,192 respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As used in this Quarterly Report: (i) the terms “we”, “us”, “our”, “Duma”, “Penasco”, “Galveston Bay”, “SPE”, “NEI” and the “Company” mean Duma Energy Corp. and its wholly owned subsidiaries, Penasco Petroleum Inc., Galveston Bay, LLC, SPE Navigation I, LLC, and Namibia Exploration, Inc. unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2013 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended April 30, 2013 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2012.

Operation Plans and Focus

In South Texas, we plan to continue producing oil and gas from existing leases and we are making plans to lease additional acreage for new drill wells. Additional wells may be drilled this year depending on the outcome of the Melody Prospect and the negotiation and timing of additional acreage.

In Illinois, we will continue the pilot waterflood program in the Markham City Field which is currently producing a modest amount of oil until such time that Core Minerals, the operator, believes there is sufficient data to make a recommendation about whether to expand the waterflood. The next steps may include the drilling of an acceleration test well in the middle of the field.

In Galveston Bay, Texas we plan to continue enhancing the production from our three northern productive fields. Our southernmost field, Bolivar, is no longer in our core area of focus and lacks sufficient cash flow to remain a priority for us. We plan to divest this field and associated infrastructure in the near future. In our three northern fields, our plans are primarily focused on reworking and recompleting a number of shut-in wells, as well as infrastructure improvements to exploit the known reserves. These projects are estimated to have a much higher return on invested dollar compared with drilling projects. As we are already generating positive cash flow from the operations in Galveston Bay, additional oil and gas produced will have an increasing positive effect on our margin and cash flow. The economies of scale that we hope to achieve in all three of our fields in the bay should reduce our lifting costs on a per barrel or per mcf basis, further enhancing the value of the asset and our cash flow. The plan to accelerate this development and increase production will be financed in part by divesting 25% working interest to a partner/investor.

We have recently received new 3D seismic data from Samson Energy Company, LLC who acquired 3D seismic data over the eastern portion of the bay, as well as on land. We negotiated to receive the data over our fields, where available, including a half-mile buffer around. We are currently working to have the data analyzed and interpreted in order to best maximize our exploration efforts. The primary targets of this data are believed to be the deep structures including the Vicksburg and Yegua formations, which are prolific producers in southeast Texas with the trend moving toward Galveston Bay.

In Namibia, Africa, in conjunction with the operator, Hydrocarb Energy Corp., we will continue gathering data, including further source rock surveys, reservoir studies, seep studies, geologic mapping, and other analysis. Following this, we plan to conduct aerial gravity and magnetic surveys in 2013 across our entire concession which is approximately the size of the State of Massachusetts. This should, once interpreted, allow us to design our plan for 2D seismic acquisition. 3D seismic will later be utilized for those identified structures which appear most prospective. Drilling of the first well is several years away. In the meanwhile, our goals are to increase the value and decrease the risk profile of our concession acreage in Namibia. After 3D data has been acquired and interpreted, we plan to seek partners who could engage in the task of actually drilling the concession to make a discovery. The terms of such a farm-out are not yet determined.

Results of Operations

The following table sets out our consolidated losses for the periods indicated:

Production data:

	Three months ended April 30,
	2013			2012
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	11,390	45,230	113,570	15,966	36,161	131,957
Average sales price	$108.86	$3.20	$12.19	$112.29	$2.38	$14.24
Average lease operating expense			$9.03			$7.19

Statements of operations:

	Three months ended April 30,
	2013	2012	Increase/ (Decrease)	% Change

Revenues	$1,384,727	$1,878,907	$(494,180)	(26)%

Operating expenses
Lease operating expense	1,025,745	948,176	77,569	8%
Depreciation, depletion, and amortization	221,465	201,294	20,171	10%
Accretion	225,498	149,760	75,738	51%
Consulting fees – related party	15,912	96,759	(80,847)	(84)%
General and administrative expense	869,719	742,833	126,886	17%
Total operating expenses	2,358,339	2,138,822	219,517	10%

Loss from operations	(973,612)	(259,915)	(713,697)	275%

Interest expense, net	(41,283)	(19,782)	(21,501)	109%
Gain on derivative warrant liability	-	40,376	(40,376)	(100)%
Net gain on sale of available for sale securities	-	28,359	(28,359)	(100)%
Income tax benefit	128,812	284,050	(155,238)	(55)%

Net Income (Loss)	$(886,083)	$73,088	$(959,171)	(1,312)%

We recorded net loss of $886,083, or ($0.07) per basic and diluted common share, during the three months ended April 30, 2013, as compared to a net income of $73,088, or $0.01 per basic and diluted common share, during the three months ended April 30, 2012.

The changes in results were predominantly due to the factors below:

●	Revenues decreased primarily due to decreased production as well as lower oil prices during the three months ended April 30, 2013. The lower production was primarily due to substantial downtime that occurred in one of our bay fields. The decreased revenue was the largest contributor to the change in the net income (loss).
●	Lease operating expense increased primarily due to the fact that an offshore field, Redfish Reef, that had been shut in during the quarter ended April 30, 2012 was online during the quarter ended April 30, 2013.
●	Depreciation, depletion, and amortization increased because of an increase in the amortization rate, which was attributable to an increase in the full cost pool as of the end of fiscal 2012 and to a reduction in estimated reserves because of unsuccessful drilling and recompletion results since the end of fiscal 2012. Accretion increased because of an increase in the estimated asset retirement obligation that occurred in fourth quarter 2012, which affected accretion going forward.
●	Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services. The award has a market condition whose cost is recognized over a multiple year service period. The expense in each period is derived from the market value of the award, which is amortized over the service period. The reduction in expense is attributable to the reduction in the value of the award.
●	Our increase in general and administrative expenses is primarily attributable to an increase in the expenses associated with the amortization of stock option grants. We granted options to our independent directors during the quarter ended April 30, 2013, and the cost for those options will be amortized over the vesting period, the next thirty months. The options represent new grants that did not occur during the comparable quarter in 2012.
●	Interest expense increased because of an increase in notes payable, specifically the note payable acquired with Namibia Exploration, Inc. in August 2012.
●	Our derivative warrant liability expired during the quarter ended January 31, 2013. Accordingly there was no gain or loss from the revaluation of the liability during the quarter ended April 30, 2013. Prior to the expiration of the derivative warrant feature, we revalued the warrants at fair value at every reporting date using a lattice model.
●	We incurred a gain on the sale of securities during the three months ended April 30, 2012, whereas we did not sell securities during the comparable quarter of 2013.
●	We recognized an income tax benefit during the three months ended April 30, 2012 due to an adjustment of the valuation allowance for our deferred tax assets. We determined that current deferred tax assets sufficient to offset deferred tax liabilities that had been acquired with the purchase of SPE Navigation 1, LLC existed. We also recognized an income tax benefit in the comparable quarter in 2013 because our estimate of income tax payable for the year ended July 31, 2012 was higher than the actual income tax payable.

We continue to evaluate areas where we can reduce costs in both lease operating expense and general and administrative expense.

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012:

Production data:

	Nine months ended April 30,
	2013			2012
	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)	Oil (Bbls)	Gas (Mcf)	Total (Mcfe)
Production	44,433	128,959	395,557	43,581	146,059	407,547
Average sales price	$105.62	$3.18	$12.90	$109.55	$3.47	$12.96
Average lease operating expense			$8.29			$6.91

Statements of operations:

	Nine months ended April 30,
	2013	2012	Increase/ (Decrease)	% Change

Revenues	$5,102,991	$5,281,747	$(178,756)	(3)%

Operating expenses
Lease operating expense	3,279,345	2,815,750	463,595	16%
Depreciation, depletion, and amortization	759,527	593,137	166,390	28%
Accretion	682,614	433,554	249,060	57%
Consulting fees – related party	178,959	189,372	(10,413)	(5)%
Acquisition-related costs – related party	37,234,752	4,367,750	32,867,002	752%
General and administrative expense	2,460,957	3,079,673	(618,716)	(20)%
Total operating expenses	44,596,154	11,479,236	33,116,918	288%

Loss from operations	(39,493,163)	(6,197,489)	(33,295,674)	537%

Interest expense, net	(130,704)	(122,458)	(8,246)	7%
Gain on derivative warrant liability	1,056,224	1,026,207	30,017	3%
Net gain (loss) on sale of available for sale securities	(793,247)	461,527	(1,254,774)	(272)%
Income tax benefit	122,949	$414,233	(291,284)	(70)%

Net Loss	$(39,237,941)	$(4,417,980)	$(34,819,961)	788%

We recorded a net loss of $39,237,941, or ($3.03) per basic and diluted common share, during the nine months ended April 30, 2013, as compared to a net loss of $4,417,980, or ($0.44) per basic and diluted common share, during the nine months ended April 30, 2012.

●	Revenues decreased primarily due to lower oil and gas prices in 2013.
●	Lease operating expense increased primarily due to the fact that an offshore field, Redfish Reef, that had been shut in during the nine months ended April 30, 2012 was online during the nine months ended April 30, 2013.
●	Depreciation, depletion, and amortization increased because of an increase in the amortization rate, which was attributable primarily to an increase in the full cost pool as of the end of fiscal 2012 and to a reduction in estimated reserves because of unsuccessful drilling and recompletion results since the end of fiscal 2012. Accretion increased because of an increase in the estimated asset retirement obligation that occurred in fourth quarter 2012, which affected accretion going forward.
●	Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services. The award has a market condition whose cost is recognized over a multiple year service period. The expense in each period is derived from the market value of the award, which is amortized over the service period. The reduction in expense is attributable to the reduction in the value of the award.
●	During the nine months ended April 30, 2013, we incurred $37,234,752 of expense in conjunction with our acquisition of NEI. The transaction, which is a related party transaction, is discussed in detail in Note 2 of our Consolidated Financial Statements. This charge is the most significant difference in the results of operations from the comparable period in fiscal 2012. 2,490,000 shares of common stock were issued to the sellers of NEI and up to 22,410,000 additional shares of Duma common stock may be issued based on the achievement of certain market conditions over the next ten years. The estimated fair value of our commitment to issue the 22,410,000 shares was charged to expense as of the date of the transaction as required by relevant accounting standards. The estimated fair value of the contingently issuable shares was $31,612,000, the bulk of the charge. During the nine months ended April, 2012, we recognized a charge of $4,367,750 from the issuance of stock whose value exceeded the fair value of the assets acquired with SPE Navigation 1, LLC, which was a separate related party transaction involving similar parties.
●	Our decrease in general and administrative expenses is primarily attributable to a one-time stock grant that occurred during the nine months ended April 30, 2012 and to a decrease in legal and professional expenses due to fewer litigation costs during the current year. The decrease in expense was offset by an increase in the expense associated with the amortization of stock option grants due to new option grants during the current year.

●	Interest expense increased because of the note payable acquired with Namibia Exploration, Inc. in August 2012, which was offset by a decrease in other notes payable balances outstanding during 2013 as compared with the comparable period in 2012.
●	We re-measured our derivative warrants at fair value at every reporting date until the derivative feature expired in October and November 2012. Change in the fair value of the derivative warrants, as determined using a lattice model, during the nine months ending April 30, 2013 was more compared to the change in fair value for the nine months ended April 30, 2012, which resulted in a minor increase in the gain recognized.
●	We incurred a loss on the sale of securities during the nine months ended April 30, 2013 due to the sale of securities that had declined in value since the time of acquisition. During the comparable period of 2012, we sold securities at a gain.
●	We recognized an income tax benefit during the nine months ended April 30, 2012 due to an adjustment of the valuation allowance for our deferred tax assets. We determined that current deferred tax assets sufficient to offset deferred tax liabilities that had been acquired with the purchase of SPE Navigation 1, LLC existed. We also recognized an income tax benefit in comparable period of 2013 because our estimate of income tax payable for the year ended July 31, 2012 was higher than the actual income tax payable.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of April 30, 2013 and July 31, 2012:

	April 30, 2013	July 31, 2012

Cash and cash equivalents	$513,155	$1,102,987
Working capital (deficit)	$(3,964,282)	$(1,865,472)

At April 30, 2013, we had $513,155 of cash on hand and a working capital deficit of $3,964,282 ($1,600,000 is attributable to amounts which can be settled, at Duma’s option, in stock). The current working capital deficit reflects the impact of our recent drilling and capital investment activities. As such, our working capital alone on April 30, 2013 was not sufficient to enable us to pursue our plan of operations over the next 12 months. However, our cash flow from operations is good, and we believe it will support the payment of outstanding obligations as well as our planned capital expenditures. We have several strategies underway to increase our working capital. The first is our divestiture of our southernmost field in Galveston Bay, Bolivar. This could bring in some additional cash, but more importantly it will streamline our operations and cut operating costs in the bay. Secondly, we plan to divest 25% working interest in our three northern fields in Galveston Bay. This may bring in several million dollars and allow us to accelerate our cash flow from production in the bay. The third strategy is by achieving a listing on a major stock exchange such as the NASDAQ, for which we have already applied. This could result in significantly more liquidity and viability for equity financing options sufficient to fund our operations. The fourth strategy is closely linked the third. We have several million warrants and options priced at $2.50 which, if exercised, could bring in a significant amount of cash.

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

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and domestic economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been volatile in recent years, and that there is no certainty that these levels will stabilize or reverse. We also recognize that the price of oil decreased from approximately $140 per barrel in 2008 to under $40 per barrel in February of 2009. If the price of oil drops to levels seen in previous years, we recognize that it will adversely affect our cash flow from operations and our ability to raise additional capital. Any of these factors could have a material adverse impact upon our ability to raise capital or obtain financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Provided by (Used in) Operating Activities

During the nine months ended April 30, 2013, operating activities provided $469,179 in comparison to cash used of $414,791 during the nine months ended April 30, 2012. The major reason for the difference was the paydown of accounts payable and accrued expenses that occurred during 2012.

Net Cash  Provided by (Used in) Investing Activities

During the nine months ended April 30, 2013, investing activities used cash of $900,487 compared to cash provided of $2,850,708 during the nine months ended April 30, 2012. In 2013, the use of cash is attributable to investment in oil and gas assets. In 2012, the cash provided is attributable to proceeds from the sale of available for sale securities that had been acquired with the acquisition of SPE.

Net Cash Used in Financing Activities

Financing activities during the nine months ended April 30, 2013 used cash of $158,524 in comparison to $1,690,362 used during the nine months ended April 30, 2012. Financing activities during the current period consisted of payments relating to our insurance financing arrangements. During 2012, we repaid the balances outstanding on the line of credit and existing debt.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that certain warrants outstanding during the periods covered by these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants. As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

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

Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed below.

In February 2013, we hired an additional certified public accountant to serve as our controller. With the addition of this staff member, we now have two full time certified public accountants and a part time certified public accountant on staff. With the additional staff, we have implemented levels of review and approvals that will enhance our existing system of internal control. We have seen improvements in the segregation of duties relating to the financial reporting system, as the CFO has reduced participation in the preparation of the financial statements and in transaction processing and can now perform an effective review function.  In addition, senior management has had more time to dedicate to the overall design and monitoring of the system of internal controls.

Part II Other Information

Item 1. Legal Proceedings

As of April 30, 2013, we were a party to the following legal proceedings:

1.         Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas. The Company is a plaintiff in this suit. In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG. The Company intends to prosecute its claims and defenses vigorously. As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The matter is set for trial in August 2013.

2.         Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This case deals with the operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously. As indicated above, this case has been consolidated into the case listed above. As such, the claims in this case will be decided in cause No. 2011-37552, which is set for trial in August 2013.

Item 1A. Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 13, 2012. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued no unregistered equity securities during the three months ended April 30, 2013.

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
Date: June 14, 2013

/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 14, 2013