Form 10-K
period 2013-07-31
DUMA ENERGY CORP
filed 2013-11-12
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2013

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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐   No ☐

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of January 31, 2013 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $15,400,000.

The registrant had 15,140,882 shares of common stock outstanding as of November 12, 2013.

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

Corporate History and Organization

We were incorporated under the laws of the State of Nevada on April 12, 2005 under the name “Carlin Gold Corporation”. On July 19, 2005, we changed our name to “Nevada Gold Corp.” On October 18, 2005, we changed our name to “Gulf States Energy, Inc.” and increased our authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock, par value $0.001 per share. On September 5, 2006, we changed our name to “Strategic American Oil Corporation”.  On April 4, 2012 we completed a one new share for twenty-five old share (1:25) reverse stock split and as a result our authorized capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock.  Also, effective April 4, 2012, we changed our name to “Duma Energy Corp.”  Effective May 16, 2012, we increased our authorized capital from 20,000,000 shares to 500,000,000 shares of common stock.

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc., a Nevada corporation, (ii) Galveston Bay Energy, LLC, a Texas limited liability company, (iii) SPE Navigation I, LLC, a Nevada limited liability company, and (iv) Namibia Exploration, Inc., a Nevada corporation.

Our principal offices are located at 800 Gessner, Suite 200, Houston, Texas, 77024. Our telephone number is (281) 408-4880 and our fax number is (281) 408-4879.

General

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States and onshore in Namibia, Africa.  As of July 31, 2013, we maintain developed acreage both onshore and offshore in Texas and Illinois.  As of July 31, 2013, we were producing oil and gas from our working interest in three wells onshore in Texas and in four offshore fields in Galveston Bay, Texas.  During September 2012, we acquired, through the acquisition of Namibia Exploration Inc., a 39% non-operated working interest in a concession located onshore in Namibia, Africa.

As part of our ongoing business strategy, we continue to review and evaluate acquisition opportunities in the continental United States and internationally.

Exploration and Production Activities

Our oil and gas interests as of July 31, 2013 were as follows:

Producing properties

Galveston Bay, Texas

Through our subsidiary, Galveston Bay Energy, LLC (“GBE”), we hold majority interests (approximately 93% working interest) and operate four fields in the shallow waters of Galveston Bay which is Southeast of Houston, Texas. Currently, we are producing the four fields that were acquired with GBE. The fields were shut-in in September 2008 due to a direct hit from Hurricane Ike. The then-owner went into bankruptcy and the properties were purchased out of bankruptcy by a private seller who performed reconstruction work on the fields and later sold them to us.

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

Illinois

In January 2011, we entered into a farmout agreement covering our 10% working interest in multiple leases in or near Markham City, Illinois.  Core Minerals Management II, LLC (“Core”) operates the properties in accordance with this farmout agreement. After payout of the property, $1,350,000 or 29,000 barrels, whichever comes first, provided that we hold less than 25% working interest in the property at payout, our working interest will be adjusted to 25%. During fiscal 2012, the operator drilled wells in the contract area and commenced a pilot waterflood project to re-pressurize the reservoir and enhance recovery of oil from the area. The wells in the project area produce oil.

In September 2013, we conveyed our interest in the Illinois and Palacios properties to Carter E & P, LLC, a company owned by our former Vice President of Operations.

Unproved properties – USA

Chapman Ranch II Prospect, Texas

In April 2012, we acquired 25% working interest in Chapman Ranch II Prospect in Nueces County, Texas. The well was drilled in June 2012; however, all attempts to bring the well into production failed. Abandonment operations will commence in the near future when scheduled by the operator pending rig availability. We will share 25% of the abandonment cost.

Curlee, Melody, and Dix Prospects, Texas

During August 2012, we leased approximately 190 acres of land in Bee County, Texas.  The operator of the project is Carter E&P, a company owned by our former Vice President of Operations.  We acquired a 50% working interest in the project. We drilled the first well on the prospect during the year ended July 31, 2013.  The well was not successful and it was plugged and abandoned.

In December 2012, we acquired 23% working interest in a 366.85 acre tract of property, the Dix Prospect, in San Patricio County, Texas. The operator of the project is Carter E&P, a company owned by our former Vice President of Operations.  The initial well was drilled in May 2013, but it was determined that the well could not produce economically. Accordingly, the well was plugged and abandoned.

During April 2013, we purchased a 12.5% working interest in a 260.12 acre tract of property, the Melody Prospect, in Bee County, Texas.  The operator of the project is Carter E&P, a company owned by our former Vice President of Operations.  The well was drilled in June 2013 and it was a dry hole. Accordingly, the well was plugged and abandoned.

In September 2013, we conveyed our interest in the Curlee, Dix, and Melody prospects as well as our interest in the Illinois properties to Carter E & P, LLC, a company owned by our former Vice President of Operations.

Unproved property – Namibia

Through our subsidiary, Namibia Exploration, Inc. (“NEI”), we hold the rights to a 39% working interest (43.33% cost responsibility) in an onshore petroleum concession (the “Concession”), located in the Republic of Namibia, measuring approximately 5.3 million acres and covered by Petroleum Exploration License No. 0038 as issued by the Republic of Namibia Ministry of Mines and Energy. We hold our working interest in the Concession in partnership with the National Petroleum Corporation of Namibia Ltd. (“NPC Namibia”) and Hydrocarb Namibia Energy Corporation (“Hydrocarb Namibia”), a company chartered in the Republic of Namibia and which is a majority owned subsidiary of Hydrocarb Corporation (“Hydrocarb”), a company organized under the laws of the State of Nevada.  Hydrocarb Namibia, as operator of the Concession, holds a 51% working interest (56.67% cost responsibility) in the Concession and NPC Namibia now a 10% carried working interest in the Concession.

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

Oil and Gas Reserves

The following table illustrates provides a summary of our oil and gas reserves as of our fiscal year ended July 31, 2013, as estimated by third party reservoir engineers.

Summary of Oil and Gas Reserves as of July 31, 2013 Based on Average Fiscal-Year Prices

Reserves Category	Oil (Mbls)	Natural Gas (MMcf)	Equivalent (MMcfe)
PROVED
Developed	485.58	6,555.38	9,468.86
Undeveloped	174.12	6,175.01	7,219.73
TOTAL PROVED	659.70	12,730.39	16,688.59

Estimates of proved reserves at July 31, 2013 and 2012 were prepared by Ralph E. Davis Associates, Inc. (“RED”), our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Internal Controls Over Reserves Estimates   Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our internal controls over reserve estimates also include the following:

·	Utilization of an independent consulting petroleum engineer for the preparation of reserves estimates for 100% of our reserves and

·	Involvement of personnel with appropriate background and experience to oversee the reserves estimate process and provide the requested data to the independent petroleum engineer.

Our Vice President, Craig Alexander, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Mr. Alexander has a Bachelor of Science degree in Petroleum Engineering and over 22 years of industry experience with positions of increasing responsibility in production and completion engineering and operations management. Mr. Alexander reports directly to our Chief Executive Officer.

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

We used a combination of production and pressure performance, wireline wellbore measurements, simulation studies, offset analogies, seismic data and interpretation, wireline formation tests, geophysical logs and core data to calculate our reserves estimates.

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

Changes in Proved Undeveloped Reserves

As of July 31, 2013, we reported 7,219.73 MMcfe of proved undeveloped reserves, which represents a decrease of 6,055.74 MMcfe from July 31, 2012.  The following table shows of the changes in total proved undeveloped reserves for 2013:

Beginning of year	13,275.47
Revisions of previous estimates	(6,055.74)
End of year	7,219.73

Before our acquisition of GBE during the year ended July 31, 2011, we had no proved undeveloped reserves.  Accordingly, we have no proved undeveloped reserves that have been undeveloped for five years since their original disclosure as proved undeveloped reserves.

During the year ended July 31, 2012, we began our development program with the drilling of the State Tract 9-12A#4 well in the Tex2 Sand.  During the year ended July 31, 2013, we determined that the well was not successful.  Operations for this well held acreage that was lost because of the inability to establish production prior to the end of the lease term.  Based on the results of this well, and the loss of a portion of the acreage in the reservoir, the reserves ascribed to this drilling location and other locations were removed from the 2013 reserve report.  This adjustment accounts for 76% of the decrease in estimated undeveloped reserves.

In addition, based upon further geologic interpretation, we determined that the reserves for a fourth drilling location did not justify the drilling of the well. This accounted for 23% of the decrease in estimated undeveloped reserves.

Production and Price History

The table below sets forth the net quantities of oil and gas production, net of royalties, attributable to us in the years ended July 31, 2013, 2012 and 2011. For the purposes of this table, the following terms have the following meanings: (i) “Bbl” means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) “MBbls” means one thousand barrels of oil; (iii) “Mcf” means one thousand cubic feet; (iv) “Mcfe” means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; (v) “MMcfe/d” means one million cubic feet equivalent per day, determined by using the ratio of six Mcf of natural gas to one Bbl of oil; and (vi) “MMcf” means one million cubic feet.

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011
Production Data
Oil (MBbls)	61.2	61.0	28.2
Natural gas (MMcf)	176.8	223.0	59.5
Total (MMcfe)	544.0	589.0	228.6
Average Prices:
Oil (per Bbl)	$105.63	$106.29	$110.65
Natural gas (per Mcf)	$3.40	$3.05	$4.95
Total (per Mcfe)	$12.99	$12.16	$14.93
Average Costs (per Mcfe):
Lease operating expenses (per Mcfe)(1)	$8.38	$6.81	$7.43
(1)	Taxes, transportation and production-related administrative expenditures are included in lease operating expenses.

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

Drilling and Other Exploratory Development Activities

The following tables set forth information regarding (i) the number of net productive and dry exploratory wells drilled and (ii)  the number of net productive and dry development wells drilled during the years indicated, expressed separately for oil and gas. For the purposes of this subsection:

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

For the purposes of this subsection (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. We do not have any wells with multiple completions.

	Number of Wells Drilled During Year Ended July 31, 2013
	Oil				Gas
	Net productive exploratory wells	Net dry exploratory wells	Net productive development wells	Net dry development wells	Net productive exploratory wells	Net dry exploratory wells	Net productive development wells	Net dry development wells
Texas	0	1.00	0	0.25	0	0	0	0
Total	0	1.00	0	0.25	0	0	0	0

	Number of Wells Drilled During Year Ended July 31, 2012
	Oil				Gas
	Net productive exploratory wells	Net dry exploratory wells	Net productive development wells	Net dry development wells	Net productive exploratory wells	Net dry exploratory wells	Net productive development wells	Net dry development wells
Illinois	.30	0	0	0	0	0	0	0
Texas	0	.10	0	0	.06	0	0	0
Total	.30	.10	0	0	.06	0	0	0

	Number of Wells Drilled During Year Ended July 31, 2011
	Oil				Gas
	Net productive exploratory wells	Net dry exploratory wells	Net productive development wells	Net dry development wells	Net productive exploratory wells	Net dry exploratory wells	Net productive development wells	Net dry development wells
Illinois	0	0	0	0	0	0	0	0
Texas	0	0	0	0	0	0	0	0
Total	0	0	0	0	0	0	0	0

Present Activities

We own a 25% non-operated interest in a well that was drilled onshore in Nueces County, Texas beginning in June 2012.  The well was originally completed to a non-economic zone.  We conducted a series of recompletions and reworks during the year ended July 31, 2013.  The operations were not successful, and the well will be plugged and abandoned during the year ended July 31, 2014.

Delivery Commitments

None.

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of November 12, 2013, expressed separately for oil and gas. All of our productive oil and gas wells were located in Texas. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. We do not have any wells with multiple completions.

	Number of Operating Wells
	Oil		Gas
	Gross	Net	Gross	Net
Texas	23.00	21.81	10.00	9.32

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

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of November 12, 2013.

	Gross (1)	Net
Developed Acreage
Texas	18,456.74	18,255.05
Undeveloped Acreage
Texas	240.00	60.00
Total	18,696.74	18,315.05
(1)	The gross acreage cited includes leasehold acreage to be earned under the farm-out agreements.

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

Employees

We currently have twelve full-time employees and one part-time employee.

Subsidiaries

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc., a Nevada corporation, (ii) Galveston Bay Energy, LLC, a Texas limited liability company, (iii) SPE Navigation I, LLC, a Nevada limited liability company, and (iv) Namibia Exploration, Inc., a Nevada corporation.

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

We were incorporated on April 12, 2005 and originally planned to explore for gold and other minerals, but we soon shifted our focus to oil and gas exploration. Revenues were limited until our acquisition of GBE in 2011 and to date, we have not achieved profitability. Potential investors should be aware of the difficulties normally encountered by companies in the early stages of their life cycle and the high rate of failure of such enterprises. These potential problems include, but are not limited to, unanticipated problems relating to costs and expenses that may exceed current estimates. We have no actual company history upon which to base any assumption as to the likelihood that our business will prove successful, and it is possible, although not anticipated, that we may never achieve profitable operations.

We may not be able to effectively manage the demands required of a new business in our industry, such that we may be unable to successfully implement our business plan or achieve profitability.

We have earned limited revenues until recently (the past two years) and we have never achieved annual profitability. We may not be able to effectively execute our business plan or manage any growth, if any, of our business. Future development and operating results will depend on many factors, including access to adequate capital, the demand for oil and gas, price competition, and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the oil and gas industry, which is characterized by intense competition, rapid technological change, highly litigious competitors and significant regulation. If we are unable to address these matters, or any of them, then we may not be able to successfully implement our business plan or achieve profitability.

Because we have earned limited revenues from operations, most of our capital requirements have been met through financing and we may not be able to continue to find financing to meet our operating requirements.

We may need to obtain additional financing in order to pursue our business plan. As of July 31, 2013, we had cash and cash equivalents of $317,881 and a working capital deficit of $4,182,058. As such, unless our cash flow from operations is sufficient, we will need additional financing to pursue the exploration and development of our properties and pay for corporate overhead.  We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. Furthermore, in the event that our plans change or our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

Because we have a history of losses and anticipate continued losses unless and until we are able to generate sufficient revenues to support our operations, we may lack the financial stability required to continue operations.

Since inception we have suffered recurring losses. We have funded our operations largely through the issuance of common stock in order to meet our strategic objectives. Our current level of oil and gas production is not sufficient to completely fund our exploration and development budget, such that we anticipate that we may need additional financing in order to pursue our plan of operations. We anticipate that our losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations.

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

We hold certain oil and gas interests, as described in Item 1 hereto. In addition, we rent office space at 800 Gessner, Suite 200, Houston, Texas, 77024 for $6,900 per month and at 545 N. Upper Broadway, Suite 900, Corpus Christi, Texas, 78401 for $3,200 per month.  In September 2013, we terminated our lease in Corpus Christi.

ITEM 3.	LEGAL PROCEEDINGS

As of July 31, 2013, we were party to the following legal proceedings:

1.         Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas. The Company is a plaintiff in this suit. In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG. The Company intends to prosecute its claims and defenses vigorously. As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and that Duma is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees. Duma is in the process of post-trial motions and no judgment has been entered as of this date.

2.         Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This case deals with the operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously. As indicated above, this case has been consolidated into the case listed above. As such, the claims in this case will be decided in cause No. 2011-37552, which was tried in October 2013.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol “SGCA” on August 14, 2008.  On May 17, 2012, in connection with our name change, our symbol changed to “DUMA”.

The following tables set forth the high and low bid price per share of our common stock, as quoted on the OTC Bulletin Board, for fiscal 2012 and OTCQB, a marketplace for U.S. reporting companies operated by OTC Markets Group, for fiscal 2013. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  We do not have any securities that are currently traded on any other exchange or quotation system.

Quarter Ended	High	Low
July 31, 2013	$2.75	$1.86
April 30, 2013	$2.25	$1.95
January 31, 2013	$2.25	$1.52
October 31, 2012	$2.49	$1.41
July 31, 2012	$2.50	$1.27
April 30, 2012	$3.95	$1.73
January 31, 2012	$2.98	$1.88
October 31, 2011	$3.50	$2.00

Holders

As of November 12, 2013, we had 88 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of July 31, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a) Equity compensation plans approved by security holders	N/A	$	N/A	N/A
(b) Equity compensation plans not approved by security holders
1. 2013 Stock Incentive Plan	1,536,000		$2.38	1,410,407
2. Compensation Warrants	2,544,520		$2.50	N/A

2013 Stock Incentive Plan

During February 2013, the Board of Directors authorized and approved the adoption of the 2013 Stock Incentive Plan (2013 Plan). An aggregate of 2,650,000 shares of common stock may be issued under the plan.

The Plan is administered by the Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

An award may not be exercised after the termination date of the award and may be exercised following the termination of an eligible participant’s continuous service only to the extent provided by the administrator under the 2013 Plan. If the administrator under the 2013 Plan permits a participant to exercise an award following the termination of continuous service for a specified period, the award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the award, whichever occurs first. In the event an eligible participant’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the awards outstanding.

The foregoing summary of the 2013 Plan is not complete and is qualified in its entirety by reference to the 2013 Plan, a copy of which is filed herewith.

During the year ended July 31, 2013, we granted 600,000 options to purchase shares of our common stock under the 2013 Plan.  During the year ended July 31, 2013, 108,000 options to purchase shares of our common stock expired unexercised, which increased the number of shares available to be issued under the 2013 Plan.

Recent Sales of Unregistered Securities

Other than listed below, we have previously disclosed in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K all unregistered equity securities that we issued during our fiscal year ended July 31, 2013.
On February 11, 2013, we granted stock options to purchase an aggregate of 600,000 shares of our common stock to three of our directors.  The options are exercisable at a price of $2.20 per share for a period of ten years, expiring on February 11, 2023.  When granted, the options were subject to the following vesting schedule:  1/5 of such options to vest on each day that is six, 12, 18, 24 and 30 months from February 11, 2013.  The grant of options was exempt from the registration requirements under the Securities Act pursuant to Rule 506 of Regulation D.  In October 2013, we determined to accelerate the vesting of such options, such that all such options that had not yet vested became fully vested in October 2013.
Subsequent to our fiscal year ended July 31, 2013, as disclosed in our Current Report on Form 8-K as filed with the SEC on November 5, 2013, we issued 1,859,879 common shares to one creditor in connection with debt settlement.  This issuance was exempt from the registration requirements under the Securities Act pursuant to Rule 506 of Regulation D.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2013 and 2012 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Executive Summary

To put into context the accomplishments of the last fiscal year, the following table shows the comparison for the last four years in certain key areas. Our focus, managerially, is on building revenue and cash flow. Our acquisition strategy will be driven by these same two criteria. We believe that shareholder returns and value will be most enhanced, at least in the short term, by focusing on increasing both revenue and cash flow.

(in 1,000,000’s)	2010	2011	2012	2013
Revenue	0.53	3.41	7.17	7.07
Cash Flow From Operations	(2.63)	(2.27)	0.63	0.44
Total Assets	2.53	16.94	25.78	26.28
Net Loss	(3.49)	(10.29)	(4.58)	(40.47)
Total Stockholders’ Equity	0.28	6.63	12.30	9.37

Recent Highlights:
•	Acquired new aerial gravity magnetic survey data over entire 5.3 million acre concession in Namibia, Africa.
•	Partially completed first project of multi-well development program in Galveston Bay, averaging between approximately 60 barrels of oil per day.
•	Eliminated more than $3 million of liability from the books by issuing stock to Hydrocarb.
•	Hired Chuck Dommer as President to spearhead the operations and exploration efforts domestically and internationally.
•	Shut-down offices in Corpus Christi and eliminated redundant personnel. Cost savings are estimated to be approximately $30,000 monthly.

Near Term Focus and Plans:
•	Continue multi-well development program in Galveston Bay to enhance production, cash flow and reserves.
•	Seek new partner to assist in financing new 2D seismic acquisition program in Namibia.
•	Add new independent directors that can enhance our growth opportunities and expand the Company’s influence.
•	Up-list to either NASDAQ or NYSE MKT stock markets to maximize liquidity and access to capital.
•	Negotiate acquisition of Hydrocarb in order to better maximize shareholder value and gain operational synergy.

Plan of Operations

In Galveston Bay, Texas we plan to continue enhancing the production from our four productive fields. Our development program includes primarily reworking, infrastructure improvements, and recompletions, as well drilling, as to exploit the known reserves in at least 18 wells. Internal estimates show the projects, if successful, can almost quadruple current production enhancing cash flow significantly. Due to the fact that a large proportion of current operating costs in Galveston Bay are fixed it is expected that as production grows an increasing percentage of the revenue will contribute to positive cash flow. We plan to fund these projects as long as working capital and cash-flow permits and pending success of previous projects. If we are able to secure either bank or equity financing in the near future, this development plan can be accelerated.

In Namibia, Africa, in conjunction with the operator, Hydrocarb Energy Corp., we plan to interpret the newly acquired aerial gravity magnetic survey data and develop the acquisition plan for new 2D seismic data over the concession. This will include seeking a new partner that will, at least partially, carry us through the seismic acquisition program. 3D seismic will later be utilized for those identified structures which appear most prospective. Drilling of the first well is several years away. In the meanwhile, our goals are to increase the value and decrease the risk profile of our concession acreage in Namibia. Along these lines, Hydrocarb has engaged Netherland Sewell and Associates to conduct a resource estimate to confirm our belief that the concession could contain at least one billion barrels of oil.

Results of Operations

The following table sets out our consolidated losses for the periods indicated:

	Year Ended July 31,		Increase/	2012%
	2013	2012	(Decrease)	change

Revenues	$7,070,540	$7,165,233	$(94,693)	$(1)%

Operating expenses
Lease operating expense	4,560,201	4,013,083	547,118	14%
Depreciation, depletion, and amortization	1,085,980	1,021,981	63,999	6%
Accretion	1,056,508	943,508	113,000	12%
Consulting fees – related party	196,384	189,372	7,012	4%
Acquisition-related costs – related party	37,234,752	4,367,750	32,867,002	752%
General and administrative expense	3,298,376	3,852,722	(554,346)	(14)%
Total operating expenses	47,432,201	14,388,416	33,043,785	230%
Loss from operations	(40,361,661)	(7,223,183)	(33,138,478)	459%

Interest expense, net	(499,360)	(157,964)	(341,396)	216%
Net gain (loss) on sale of available-for-sale securities	(793,247)	463,117	(1,256,364)	(271)%
Gain on derivative warrant liability	1,056,224	1,217,835	(161,611)	(13)%

Net loss before income tax	(40,598,044)	(5,700,195)	(34,897,849)	612%
Income tax benefit	122,949	1,120,471	(997,522)	(89)%

Net loss	$(40,475,095)	$(4,579,724)	$(35,895,371)	784%

We recorded a net loss of $40,475,095, or $3.11 per basic and diluted common share, during the fiscal year ended July 31, 2013, as compared to a net loss of $4,579,724, or $0. 45 per basic and diluted common share, during the fiscal year ended July 31, 2012.

The changes in results were predominantly due to the factors below:
·	Revenues decreased due to lower oil prices and to lower gas volumes produced in the current fiscal year in comparison to fiscal 2012.
·	Lease operating expenses increased primarily due to the resumption of operations in one of our fields in Galveston Bay at the end of April 2012. Because it was shut in during the majority of the year ended July 31, 2012 and it was operating during the entire year ended July 31, 2013, costs were lower in 2012.
·	Depreciation, depletion, and amortization increased because of an increase in the amortization rate, which was attributable to a reduction in estimated reserves in our reserve study dated July 31, 2013.
·	Accretion increased because of an increase in the estimated asset retirement obligation due to change in estimates which occurred during the year ended July 31, 2013.
·	Consulting fees – related party pertain to warrants granted as compensation to a company for investor relations and public relations services. This company is a related party, as it is controlled by the father-in-law of our CEO, Jeremy Driver. The warrant grant occurred in April 2011 and consisted of immediately vesting warrants and warrants that vest in accordance with a market condition. The warrants that vested immediately were valued using the Black-Sholes option pricing method and the expense was recognized on the vesting date. The warrants with a market condition are valued using a lattice model and the expense is amortized over the service period. See Note 9 – Capital Stock for more information about these warrants.
·	Acquisition related costs – related party: During the year ended July 31, 2013, we incurred $37,234,752 of expense in conjunction with our acquisition of NEI. The transaction, which is a related party transaction, is discussed in detail in Note 2 of our Consolidated Financial Statements. This charge is the most significant difference in the results of operations from the comparable period in fiscal 2012. 2,490,000 shares of common stock were issued to the sellers of NEI and up to 22,410,000 additional shares of Duma common stock may be issued based on the achievement of certain market conditions over the next ten years. The estimated fair value of our commitment to issue the 22,410,000 shares was charged to expense as of the date of the transaction as required by relevant accounting standards. The estimated fair value of the contingently issuable shares was $31,612,000, the bulk of the charge. During the year ended July 31, 2012, we incurred an expense of $4,367,750 due to the excess of the fair value of the purchase price of SPE over the carrying value in the net assets acquired in the SPE acquisition, which was a separate related party transaction involving similar parties.
·	Our decrease in general and administrative expenses is primarily attributable to a one-time stock grant, which resulted in approximately $600,000 of expense, which occurred during the year ended July 31, 2012. In addition, we experienced a decrease in legal, compliance, and professional expenses due to a general decrease in litigation during the current year. The decrease in expense was offset by an approximately $300,000 increase in the expenses associated with a compensation package, which included stock option grants and cash compensation, for independent directors that was adopted in February 2013.

·	We incurred a loss on the sale of securities during the year ended July 31, 2013 due to the sale of securities that had declined in value since the time of acquisition. During the comparable year in 2012, we sold securities at a gain.
·	We re-measured our derivative warrants at fair value at every reporting date until the derivative feature expired in October and November 2012. Change in the fair value of the derivative warrants, as determined using a lattice model, during the year ending July 31, 2013 was lower compared to the change in fair value for year ended July 31, 2012, which resulted in a minor decrease in the gain recognized.
·	We recognized an income tax benefit during the year ended July 31, 2012 due to the ability to use tax assets, which had previously been reserved, because of a tax gain generated by the gain on sale of securities that had been acquired with the purchase of SPE and which had a significant built in capital gain when they were acquired. Our actual tax expense for fiscal 2012, based on tax returns completed during fiscal 2013, was lower than our estimate, which caused a further tax benefit in 2013. Since the tax benefit arose because we had acquired deferred tax liability in a business combination, we do not expect to reflect future tax benefits.

We consider the increase in acquisition-related costs-related party to be one time and non-recurring. We do not hold available of sale securities as of the year ended July 31, 2013 and as such we do not expect any further gains or losses attributable to available for sale securities. We consider the rest of the elements to be ongoing and part of our normal operations.

The following table sets forth our cash and working capital as of July 31, 2013 and July 31, 2012:

	July 31, 2013	July 31, 2012

Cash reserves	$317,881	$1,102,987
Working capital (deficit)	$(4,182,058)	$(1,865,472)

Subject to the availability of additional financing, in order to maximize production from our Galveston Bay properties, we plan approximately $2.4 million in capital expenditures in the next 12 months on the properties to include upgrading production facilities, new flowlines, recompletion of existing shut-in wells, and other projects aimed specifically at increasing production.

At July 31, 2013, we had $317,881 of cash on hand and a working capital deficit of $4,182,058. As such, our working capital alone on July 31, 2013 was insufficient to enable us to pay our lease operating costs, to pay our general and administrative expenses, and to also pursue our plan of operations over the next 12 months. Subsequent to July 2013, we settled approximately $1.8 million of the current liabilities then outstanding with the issuance of common stock.  Additionally, our cash flow from operations has improved due to the partial completion of the first project in our multi-well development plan, and we believe it, in conjunction with the possible sale of some of our producing properties, will support the payment of outstanding obligations as well as our general and administrative expenses.

Our plan of operations over the next twelve months is dependent, at least in part, upon one or more of the following occurring:
1.	Raising capital through the sale of equity;
2.	Raising capital through the sale of working interest in our producing properties;
3.	Borrowing money from lenders to perform the work;
4.	Freeing up previously restricted cash (State bonding requirement) as shut-in wells are brought back into production and/or as wells are plugged;
5.	Performing work one project at a time (capital permitting) and using the increased cash flow to fund the next projects.

Our plan of operations over the next twelve months will always be subject to available capital which will be determined by the success of projects that are currently in progress or will begin soon. It is even possible that given a high degree success in recently initiated projects and upcoming projects we could actually exceed our planned operations and have more internally-derived funds available for capital expenditures for the next 12 months. As management, we will determine the best use of our capital given the circumstances at the time.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including the price of oil as well as the overall market conditions in the international and domestic economies. We recognize that the United States economy and others have suffered through a period of uncertainty during which the capital markets have been highly volatile, and that there is no certainty that these markets will stabilize or improve. We also recognize that the price of oil decreased from approximately $140 per barrel in 2008 to under $40 per barrel in February of 2009. If the price of oil drops to levels seen in previous years, we recognize that it will adversely affect our cash flow from operations and our ability to raise additional capital. Any of these factors could have a material adverse impact upon our ability to raise capital or obtain financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Provided by Operating Activities

During the year ended July 31, 2013, net cash provided by operating activities was $438,707 compared to net cash provided by operating activities of $626,076 during the year ended July 31, 2012.

Net Cash Provided by (Used in) Investing Activities

During the year ended July 31, 2013, we used cash of $951,841in investing activities compared to cash provided of $858,287 during the year ended July 31, 2012. . The use of cash in 2013 primarily consisted of investment in oil and gas assets. Investing activities during fiscal 2012 consist primarily of proceeds from the sale of available for sale securities, offset by the purchase of oil and gas properties.

Net Cash Used in Financing Activities

Financing activities during the year ended July 31, 2013 used cash of $271,972 compared to $1,463,475 used during the year ended July 31, 2012.  This was primarily attributable to repayments of notes payable during the both these years.

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the years ended July 31, 2013 and 2012, the ceiling exceeded the net book value of the property and it was not necessary to record an impairment charge.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Asset Retirement Obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding during the period covered by these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” These warrant agreements include provisions designed to protect holders from a decline in the stock price (‘down-round’ provision) by reducing the exercise price in the event we issue equity shares at a price lower than the exercise price of the warrants.  As a result of this down-round provision, the exercise price of these warrants could be modified based upon a variable that is not an input to the fair value of a ‘fixed-for-fixed’ option as defined under FASB ASC Topic No. 815-40 and consequently, these warrants must be treated as a liability and recorded at fair value at each reporting date.

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

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2013.
The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the years ended July 31, 2013 and 2012:

	2013	2012
Beginning of the period	$1,325,388	$2,543,223
Expiration of derivative warrant feature	(269,164)	—
Unrealized gain on changes in fair value of derivative liability	(1,056,224)	(1,217,835)
End of the period	$—	$1,325,388

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

See Note 1 of our Consolidated Financial Statements for our year ended July 31, 2013 for a summary of other significant accounting policies.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  See Note 12 of our Consolidated Financial Statements for a description of our multi-year commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUMA ENERGY CORP.

Index to Consolidated Financial Statements

The Board of Directors
Duma Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Duma Energy Corp. and its subsidiaries (collectively, the “Company”) as of July 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duma Energy Corp. and its subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
November 12, 2013

DUMA ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	July 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$317,881	$1,102,987
Oil and gas revenues receivable	725,691	457,567
Accounts receivable – related party	176,773	117,618
Available for sale securities	–	313,446
Other current assets	333,136	256,677
Other receivables, net	23,730	517,441
Total current assets	1,577,211	2,765,736

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $2,617,478 and $1,557,675, respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,867,029	15,622,826
Unevaluated property	713,655	265,639
Restricted cash	6,920,739	6,890,000
Other assets	180,726	190,259
Property and equipment, net of accumulated depreciation of $62,749 and $36,572, respectively	19,792	45,969

Total assets	$26,279,152	$25,780,429

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,779,401	$2,298,838
Line of credit	–	300,000
Current portion of notes payable	1,059,644	102,025
Asset retirement obligation – short term	724,374	549,796
Derivative warrant liability	–	1,325,388
Advances	180,804	55,161
Due to related parties	15,046	–
Total current liabilities	5,759,269	4,631,208

Notes payable	942,992	11,678
Asset retirement obligation – long term	10,209,024	8,833,137
Total liabilities	16,911,285	13,476,023

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par; 500,000,000 authorized shares; 13,281,003 and 10,791,003 shares issued and outstanding in 2013 and 2012, respectively	13,281	10,791
Additional paid-in capital	75,756,801	38,963,817
Accumulated other comprehensive income	–	(743,082)
Accumulated deficit	(66,402,215)	(25,927,120)
Total stockholders’ equity	9,367,867	12,304,406

Total liabilities and stockholders’ equity	$26,279,152	$25,780,429

 The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended July 31,
`	2013	2012

Revenues	$7,070,540	$7,165,233

Operating expenses
Lease operating expense	4,560,201	4,013,083
Depreciation, depletion, and amortization	1,085,980	1,021,981
Accretion	1,056,508	943,508
Consulting fees – related party	196,384	189,372
Acquisition-related costs – related party	37,234,752	4,367,750
General and administrative expense	3,298,376	3,852,722
Total operating expenses	47,432,201	14,388,416

Loss from operations	(40,361,661)	(7,223,183)

Interest expense, net	(499,360)	(157,964)
Net gain (loss) on sale of available for sale securities	(793,247)	463,117
Gain on derivative warrant liability	1,056,224	1,217,835

Net loss before income taxes	(40,598,044)	(5,700,195)

Income tax benefit	122,949	1,120,471

Net loss	$(40,475,095)	$(4,579,724)
Other comprehensive loss, net of tax:
Change in market value of available for sale securities, including unrealized loss and reclassification adjustments to net income, net of income tax of $0 and $0	–	(743,082)

Comprehensive Loss	$(40,475,095)	$(5,322,806)

Basic and diluted loss per common share	$(3.11)	$(0.45)

Weighted average shares outstanding (basic and diluted)	13,028,592	10,218,355

The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance at July 31, 2011	6,790,816	$6,791	$27,970,520	$—	$(21,347,396)	$6,629,915

Common stock issued for:
Services and for investor relations	200,189	200	619,955	—	—	620,155
Acquisition of SPE Navigation I, LLC	3,799,998	3,800	9,496,200	—	—	9,500,000

Share-based compensation:
Amortization of fair value of stock options	—	—	687,770	—	—	687,770
Warrants granted to related party	—	—	189,372	—	—	189,372

Unrealized loss on available for sale securities	—	—	—	(743,082)	—	(743,082)

Net loss	—	—	—	—	(4,579,724)	(4,579,724)

Balance at July 31, 2012	10,791,003	$10,791	$38,963,817	$(743,082)	$(25,927,120)	$12,304,406

Common stock issued for:
Acquisition of Namibia Exploration, Inc,	2,490,000	2,490	35,394,310	—	—	35,396,800

Share-based compensation:
Amortization of fair value of stock options	—	—	933,126	—	—	933,126
Warrants granted to related party	—	—	196,384	—	—	196,384

Expiration of derivative warrant liability	—	—	269,164	—	—	269,164

Unrealized loss on available for sale securities	—	—	—	743,082	—	743,082

Net loss	—	—	—	—	(40,475,095)	(40,475,095)

Balance at July 31, 2013	13,281,003	$13,281	$75,756,801	$—	$(66,402,215)	$9,367,867

On April 4, 2012, the Company effected a one-for-25 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(40,475,095)	$(4,579,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,085,980	1,021,981
Accretion	1,056,508	943,508
Change in allowance for doubtful accounts	57,491	(26,563)
Change in deferred taxes	—	(130,200)
(Gain) loss on sale of available for sale securities	517,920	(463,117)
Impairment of available for sale of securities	275,327	—
Warrants granted to related party	196,384	189,372
Common stock granted for services and for investor relations	—	620,155
Acquisition-related costs – related party	37,234,752	4,367,750
Share based compensation- amortization of the fair value of stock options	933,126	687,770
Gain on derivative warrant liability	(1,056,224)	(1,217,835)
Changes in operating assets and liabilities:
Accounts receivable	168,096	197,885
Advances	125,643	55,161
Accounts payable and accrued expenses	491,956	(948,070)
Settlement of asset retirement obligations	(318,225)	(178,539)
Accounts receivable – related party	(44,109)	(47,738)
Other assets	189,177	134,280
Net cash provided by operating activities	438,707	626,076

Cash Flows From Investing Activities
Purchases of oil and gas properties	(1,379,946)	(2,221,242)
Purchases of property and equipment	—	(66,847)
Change in restricted cash	(30,739)	(160,213)
Purchase of available for sale securities	(24,593)	(702,959)
Proceeds from sale of available for sale securities	287,874	4,009,548
Proceeds from sale of oil and gas properties	195,563	—
Net cash provided by (used in) investment activities	(951,841)	858,287

Cash Flows From Financing Activities
Proceeds from notes payable	—	300,000
Payments on notes payable	(271,972)	(1,748,752)
Payments on notes payable to related parties	—	(14,723)
Net cash used in financing activities	(271,972)	(1,463,475)

Net increase (decrease) in cash	(785,106)	20,888
Cash at beginning of period	1,102,987	1,082,099
Cash at end of period	$317,881	$1,102,987

 The accompanying notes are an integral part of these consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended July 31,
	2013	2012

Supplemental Disclosures:
Interest paid in cash	$207,269	$38,129
Income taxes paid in cash	$42,483	4,847

Non-cash investing and financing
Accounts payable for oil and gas assets	$188,607	$244,793
Asset retirement obligation purchased	—	97,374
Asset retirement obligation – change in estimate	786,120	1,827,889
Asset retirement obligation incurred	26,500	1,389
Asset retirement obligation sold	438	32,772
Acquisition of SPE Navigation I, LLC for Duma common stock, including asset retirement obligation assumed of $2,268,156	—	5,132,250
Adjustment of purchase price of acquisition: environmental liability acquired	—	112,500
Acquisition of Namibia Exploration, Inc.	562,048	—
Unrealized loss on available for sale securities	—	743,082
Note payable for purchase of vehicle	—	18,027
Note payable for prepaid insurance	260,905	227,912
Expiration of derivative warrant liability	269,164	—

The accompanying notes are an integral part of these consolidated financial statements

 DUMA ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

Duma Energy Corp. (“we”, “us”, “Duma”, the “Company”) was formed for the purpose of oil and gas exploration, development, and production. We own 100% of Penasco Petroleum Inc. (“Penasco”), a Nevada corporation incorporated on November 23, 2005 and 100% of Galveston Bay, LLC, (“GBE”), a Texas limited liability company, 100% of SPE Navigation I, LLC (“SPE”) a Nevada limited liability company and 100% of Namibia Exploration, Inc. (“NEI”) a Nevada corporation.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Duma and our wholly owned subsidiaries, Penasco, SPE, GBE and NEI. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable – related party includes the oil and gas revenue receivable from our Barge Canal properties, which, up until September 1, 2013, were operated by a company owned by one of our former officers who was also a director, and joint interest billings receivable from two working interest partners who are related to the Chief Financial Officer and the Chief Executive Officer.

Other receivables consist of joint interest billings due to us from participants holding a working interest in oil and gas properties that we operate.

We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2013 and 2012, we have reserved $58,585 and $1,302, respectively, for potentially uncollectable other receivables.

Available for sale securities

We invest in marketable equity securities which are classified as available for sale. The first in first out method is used to determine the cost basis of our equity securities sold. Available-for-sale securities are marked to market based on the fair values of the securities determined in accordance with ASC Section 820 (Fair Value Measurement), with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income (loss).

Other current assets

Other current assets consist primarily of prepaid insurance, prepaid interest expense, prepayments made towards properties not operated by us, and accrued interest on our deposits.

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

For the year ended July 31, 2013, 85% of our revenue was attributable to one purchaser.  At July 31, 2013, this same purchaser accounted for 76% of our accounts receivable. For the year ended July 31, 2012, 67% of our revenue was attributable to one purchaser.  At July 31, 2012, this same purchaser accounted for 79% of our accounts receivable.

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

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.  During the years ended July 31, 2013 and July 31, 2012, the ceiling exceeded the net book value of the property and it was not necessary to record an impairment charge.

Asset retirement obligation

We record the fair value of an asset retirement cost, and corresponding liability as part of the cost of the related long-lived asset and the cost is subsequently allocated to expense using a systematic and rational method. We record an asset retirement obligation to reflect our legal obligations related to future plugging and abandonment of our oil and natural gas wells and gathering systems. We estimate the expected cash flow associated with the obligation and discount the amount using a credit-adjusted, risk-free interest rate. At least annually, we reassess the obligation to determine whether a change in the estimated obligation is necessary. We evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), we will update our assessment accordingly. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gathering systems as these obligations are incurred.

Restricted cash

Restricted cash consists of certificates of deposit that have been posted as collateral for letters of credit supporting bonds guaranteeing remediation of our oil and gas properties in Texas and escrow funds deposited directly with regulatory authorities. As of July 31, 2013 and 2012, restricted cash totaled $6,920,739 and $6,890,000, respectively.

Other assets

Other assets at July 31, 2013 and 2012 consisted primarily of prepaid land use fees, which are payments that cover multiple years (typically ten years) rental for easements and surface leases.  These are paid as they come due on an ongoing basis and amortized over the rental period.  In addition, other assets also include a domain name for $30,267, which is an intangible asset with an indefinite life due to the fact that it is renewable annually for nominal cost.  We evaluate intangible assets with an indefinite life for possible impairment at least annually by comparing the fair value of the asset with its carrying value.

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

Impairment of long-lived assets

We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended July 31, 2013 and 2012, respectively.

Advances

Advances consist of prepayments received from working interest partners pertaining to their share of the costs of drilling oil and gas wells.  Partners are billed in advance for the estimated cost to drill a well and as the work proceeds, the prepayment is applied against their share of the actual drilling cost.  As of July 31, 2013 and 2012, advances totaled $180,804 and $55,161, respectively.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that certain warrants outstanding during the period covered by these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” (See Note 8 – Fair Value).

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as “Gain on derivative warrant liability.”

Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2013 and our derivative warrant liability was our only financial asset or liability that was accounted for at fair value, using a Level 3 valuation technique, on a recurring basis as of July 31, 2012. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts receivable – related party, accounts payable and accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

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

Earnings per share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended July 31, 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Accumulated Other Comprehensive Income (Loss), net of tax

We follow the provisions of ASC 220, "Comprehensive Income", which establishes standards for reporting comprehensive income. In addition to net loss, comprehensive loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company. The components of accumulated other comprehensive loss:

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss at July 31, 2012	$(743,082)
Reclassification into earnings	743,082
Accumulated other comprehensive loss at July 31, 2013	$—

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

The transaction was a related party transaction because SPE was owned by companies controlled by our CEO, his brother-in-law, and his sister-in-law, and SPE was managed by our CEO’s father-in-law. The purchase price was calculated as $9,500,000, based on the quoted market price of our stock on the date of the acquisition. The assets and liabilities were recorded at fair value on the date of the acquisition, $5,132,250.  The excess purchase price over the net assets acquired was $4,367,750, which was recorded as an acquisition-related expense because this was a related party transaction.

As of the acquisition date, the working interests previously owned by SPE were conveyed to GBE. Thus, all oil and gas revenues after the SPE acquisition were attributed to GBE.  Our consolidated statements for 2013 include the results of SPE, and accordingly the 100% acquired working interest, for the entire year.  Our consolidated statements for 2012 include the results of SPE after September 23, 2011.

Supplemental pro forma information (unaudited)

The unaudited pro forma results presented below for the year ended July 31, 2012 have been prepared to give effect to the purchase of SPE as if it had been consummated on August 1, 2011.  The unaudited pro forma results do not purport to represent what our results of operations actually would have been if the acquisition had been completed on such date or to project our results of operations for any future date or period.

Revenues	$7,313,232
Loss from operations	(7,419,747)
Net loss	(4,776,288)
Loss per share, basic and diluted	(0.47)

Namibia Exploration, Inc.

On August 7, 2012, we entered into a Share Exchange Agreement (the “Agreement”), which was closed on September 6, 2012, under which we purchased Namibia Exploration, Inc. ("NEI"), a corporation organized under the laws of the state of Nevada for the issuance of up to 24,900,000 shares of our common stock as described below.  Prior to the acquisition, NEI was directly and indirectly owned and controlled by the CEO, his brother-in-law, and his father-in-law. As a result, the acquisition was accounted for as an asset purchase from an entity under common control and the asset was recorded at NEI’s historical cost.  NEI originally acquired the concession from a subsidiary of Hydrocarb Corporation (“Hydrocarb”) in exchange for a farm-in fee, as discussed below, totaling $2,400,000, payable over two years. Hydrocarb is partly owned by the uncle of the Chief Executive Officer’s wife and brother-in-law.  Because the $2,400,000 fee was a related party transaction, and accordingly presumed not to be arms-length, and because there was substantial uncertainty about the realizability of the fees paid to Hydrocarb given that the concession was unproved, management concluded that Hydrocarb’s historical expenditures of $562,048 (which consists primarily of fees paid to the Namibian government for the concession) represented the fair value of the asset and NEI’s cost basis in the asset. The farm-in agreement also provides for preferential offerings of other international oil and gas opportunities similar to the concession in Namibia.

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

Duma will maintain 100% ownership of NEI after Closing even if one or more of the market capitalization milestones have not been attained within 10 years from the Closing.  The accounting for this stock award is discussed in the section “Valuation” below.

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

Duma is required to pay a late fee of 10% per quarter for any outstanding balance of the Fee under the Consulting Agreement which will commence 30 calendar days from the date that the Fee or portion of the Fee is due, which may only be paid in cash. Duma has not yet paid the first installment as described in (a) above.  Thus, the fee, which totals $320,000 as of July 31, 2013, has been accrued and it is characterized as interest expense. The fee is included in the balance sheet caption “Accounts payable and accrued expenses”.

Valuation

NEI’s cost basis in the concession is $562,048.  Since Duma acquired the liability due to Hydrocarb, Duma acquired a net liability of $1,837,952.  The assets and liabilities were recorded at NEI’s carrying value on the date of the acquisition and the excess purchase price over the net assets acquired was recorded as an acquisition-related expense (compensation) because this was a related party transaction.   The purchase price consists of the 2,490,000 shares that were awarded at closing, which were valued using the closing market price of the stock on the date of grant, and the contingent stock grant.  The fair value of equity compensation that vests upon the attainment of a market condition (in this case, market capitalization) must be estimated and recorded on the date of the grant.  The fair value of the contingent stock grant was valued in accordance with ASC 820 – Fair Value Measurements.  The determination of fair value used a market approach weighted at 75% and the income approach (discounted cash flows) weighted at 25%.  The computations included consideration of projections of the future results of Duma and NEI, using multiple probability-weighted scenarios, and projections of Duma’s capital structure.

As of July 31, 2013, we had recognized $37,234,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 2,490,000 shares issued at the closing date of the acquisition and $31,612,000 associated with the contingent consideration.

Note 3 – Available for Sale Securities

Beginning in the quarter ended October 31, 2011, we owned marketable equity securities, which are classified as available for sale.

We acquired securities with a market value of $3,900,000 in conjunction with our acquisition of SPE. (See Note 2 – Acquisitions – SPE Navigation I, LLC). During the year ended July 31, 2012, we received cash proceeds of $4,009,548 from sales of securities with a cost basis of $3,546,431; thus, we had a realized gain on sale of available for sale securities of $463,117.  During the year ended July 31, 2012, we also purchased securities at a market price of $702,959 and reclassified $6,383 unrealized loss from other comprehensive loss into earnings.

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

As of July 31, 2013, we do not hold any available for sale securities.

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of July 31, 2013 and July 31, 2012 consisted of the following:

	July 31, 2013	July 31, 2012
Evaluated Properties
Costs subject to depletion, net of accumulated impairment of $373,355 and $373,355, respectively	$19,484,507	$17,180,501
Accumulated depletion	(2,617,478)	(1,557,675)
Total evaluated properties	16,867,029	15,622,826

Unevaluated properties	713,655	265,639
Net oil and gas properties	$17,580,684	$15,888,465

Evaluated properties

We incurred geological and geophysical costs of $157,818 during the year ended July 31, 2013.

Offshore property

Our subsidiary, GBE, has interests in multiple leases with the State of Texas General Land Office in Galveston Bay.  Through GBE, our primary operations are offshore in Galveston Bay.  Significant changes to our offshore assets in Galveston Bay during the year ended July 31, 2013 include:

●	costs associated with a development well, the State Tract 9-12A#4 well in Galveston Bay totaling $447,511;
●	costs for a recompletion in Galveston Bay totaling $361,372; and
●	increase in asset retirement obligations of $803,788 primarily due to changes in timing and in estimated costs for the gathering systems located in Galveston Bay.

Onshore property

As of July 31, 2013, we owned interests in properties in Texas and Illinois as follows:

Illinois

We owned 10% working interest in multiple leases in or near Markham City, Illinois that are operated by Core Minerals Management II, LLC (“Core”) in accordance with a farmout agreement, which we entered into during January 2011. After payout of the property, $1,350,000 or 29,000 barrels, whichever comes first, provided that we hold less than 25% working interest in the property at payout, our working interest will be adjusted to 25%. During fiscal 2012, the operator drilled wells in the contract area and commenced a pilot waterflood project to re-pressurize the reservoir and enhance recovery of oil from the area. The wells in the project area produce oil.

Texas

We own 100% working interest and a 72.5% net revenue interest in approximately 81 acres of an oil and gas lease (the “Welder Lease”) located in Calhoun County, Texas.  There are two productive wells on the property, which was operated by a company owned by one of our former officers until September 1, 2013.  Effective September 1, 2013, we took over operations of the lease.

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas (the “Palacios Lease”).  Under the agreement, the operator commenced drilling a well, the Palacios #1, during November 2011.  Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the initial well and for subsequent operations in the lease area.  Our net revenue interest in the prospect is 4.125%.  The well produces primarily gas.

In April 2012, we acquired 25% working interest in Chapman Ranch II Prospect in Nueces County, Texas (the “Chapman Prospect”). According to the terms of the agreement, we would pay 31.25% of costs to casing point of the initial well and of the plug and abandonment costs if the initial well is a dry hole and 25% of costs after casing point. For subsequent wells, we would pay 25% of the costs before and after the casing point. The well was drilled in June 2012; however, the first completion zone was non-economic. $265,639 in costs, including acquisition costs of $58,805 and drilling costs of $206,834, were reflected as unevaluated property as of July 31, 2012. During October 2012, we participated in a recompletion operation which resulted in the completion of the well into an upper zone, however commercial production was not established. Another rework operation was attempted in June 2013, which was unsuccessful.  Because of the lack of success, management determined that there would be no reserves ascribed and the prospect is classified as evaluated as of the July 31, 2013.

During August 2012, we leased approximately 190 acres of land in Bee County, Texas (the “Curlee Prospect”).  The operator of the project was Carter E&P, a company owned by our former Vice President of Operations.  We had a 50% working interest in the project, 25% of which was carried to the casing point by the other participants in the initial well.  Because we took a 25% additional interest, the portion of the working interest that we pay, prior to the casing point, is 33.3%.  After the casing point and for all costs in future wells, we will be responsible for 50% of the costs. We paid $45,931 in acquisition and land costs for this prospect. We received a bonus of $51,589 from the other parties in the well, which was reflected as a reduction of capitalized costs in accordance with full cost accounting. During the quarter ended October 31, 2012, we drilled a well on the property, the Curlee No. 1 well, which was plugged and abandoned.

In December 2012, we acquired a 366.85 acre tract of property, the Dix Prospect, in San Patricio County, Texas. We paid $76,938 in acquisition and land costs. In February 2013, we sold 75% working interest in the prospect to partners on a third for a quarter basis, under which the 75% interest holders will carry 25% of the working interest to the casing point of the initial well drilled on the prospect. We also sold 2% of the carried working interest to Carter E&P, a company owned by our former Vice President of Operations. Thus we retained a 23% working interest which is carried to the casing point of the initial well. We received proceeds of $109,328 from the other parties in the prospect, which was reflected as a reduction of capitalized costs in accordance with full cost accounting. The initial well was drilled in May 2013, but it was determined that the well could not produce economically. Accordingly, it was not completed.

During April 2013, we purchased a 12.5% working interest in a 260.12 acre tract of property, the Melody Prospect, in Bee County, Texas.  The operator of the project is Carter E&P, a company owned by our former Vice President of Operations.  We incurred acquisition costs of $7,355 on the prospect. The well was drilled in June 2013 and it was a dry hole.

We incurred $210,588 of exploratory drilling costs during the year ended July 31, 2013 on the Chapman, Curlee, Dix, and Melody prospects.

Effective September 1, 2013, we conveyed our interest in the Dix, Melody, Curlee, Palacios and Illinois properties to Carter E&P in conjunction with our termination of Steven Carter as Vice President of Operations for $0 cash proceeds and the assumption of the abandonment liabilities.

Sales of properties

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

We received proceeds of $160,917 in conjunction with sales of interest in the Dix and Curlee prospects, as described above.

Unevaluated Properties

Namibia, Africa.

In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa, as discussed in Note 2 – Acquisitions – Namibia Exploration, Inc.  This property is a 5.3 million-acre concession in northern Namibia in Africa.

We have incurred total costs of $713,655, including NEI’s cost basis at the time we acquired the property, which was $562,048. The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

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

As of July 31, 2013, approximately $900,000 has been expended towards the initial exploration period.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of July 31, 2013 and July 31, 2012, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of July 31, 2013 and 2012:

	2013	2012
Liability for asset retirement obligation, beginning of period	$9,382,933	$4,455,928
Asset retirement obligations assumed	—	2,365,530
Asset retirement obligations sold	(438)	(32,772)
Asset retirement obligations incurred on properties drilled	26,500	1,389
Accretion	1,056,508	943,508
Revisions in estimated cash flows	786,120	1,827,889
Costs incurred	(318,225)	(178,539)
Liability for asset retirement obligation, end of period	$10,933,398	$9,382,933

Current portion of asset retirement obligation	$724,374	$549,796
Noncurrent portion of asset retirement obligation	10,209,024	8,833,137
Total liability for asset retirement obligation	$10,933,398	$9,382,933

Note 7 – Notes Payable

Installment Notes Payable

In February 2012, we entered into a premium financing arrangement to pay principal of $209,244 in conjunction with our commercial insurance program renewal. We were obligated to make nine payments of $24,578 per month, which include principal and interest, beginning in March 2012. As of July 31, 2012, $96,252 remained unpaid on the note.  As of July 31, 2013, the note payable balance was $0.

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.  The principal balance owed on the note payable was $17,451 and $11,678 as of July 31, 2012 and July 31, 2013, respectively.

In September 2012, we entered into a note payable of $1,600,000 with Hydrocarb Corporation, as described in Note 2 – Acquisitions – Namibia Exploration, Inc. The note carries interest of 5%; which is calculated semi-annually and payable with principal payments. Principal of $800,000 is due on August 7, 2013 and $800,000 is due on August 7, 2014.  In October 2013, we paid off the note and accrued interest and fees associated with the note.

In March 2013, we financed our commercial insurance program using a note payable for $260,905. Under the note, we are obligated to make nine payments of $29,591 per month, which include principal and interest, beginning in March 2013. As of July 31, 2013, $115,958 remained outstanding on this note.

In June 2013, the outstanding balance on our line of credit, $300,000, was replaced by a term loan that matures on June 22, 2015. Under the term loan, we are obligated to make twenty four monthly payments of $12,500 principal reduction plus interest for the month. The note carries interest at prime + 1%, currently 6%. As of July 31, 2013, $275,000 remained outstanding on this note.  As of November 12, 2013, the date of this report, $250,000 remained outstanding on the note.

As of July 31, 2013, future maturities on our notes payable were as follows:

Fiscal year ending:
2014	$1,059,644
2015	942,992
Total	$2,002,636

Line of Credit

On March 17, 2011, GBE secured a one year revolving line of credit of up to with a commercial bank. The note specified interest at a rate of prime + 1% with a minimum interest rate of 5%. The initial interest rate was 6%. Interest is payable monthly. We must use proceeds from the line of credit solely to enhance our Galveston Bay properties.  The note is collateralized by our Galveston Bay properties and substantially all GBE’s assets. Duma also executed a parental guarantee of payment. As of July 31, 2012 the amount outstanding under the line of credit was $300,000.  The note was extended several times during fiscal 2013 and finally replaced by a term loan note in June 2013.

Note 8 – Fair Value

We had no financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2013.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2012.

	Carrying Value at	Fair Value Measurement at July 31, 2012
	July 31, 2012	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$313,446	$313,446	$-	$-

Liabilities:
Derivative warrant liability	$1,325,388	$-	$-	$1,325,388

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

Certain warrants we issued during the year ended July 31, 2010 were not afforded equity treatment because these warrants had a down-round ratchet provision on the exercise price. As a result, the warrants were not considered indexed to our own stock, and as such, the fair value of the embedded derivative liability was reflected on the balance sheet and all future changes in the fair value of these warrants were recognized currently in earnings in our consolidated statement of operations under the caption “Gain (loss) on warrant derivative liability” until such time as the warrants are exercised or the down-ratchet provision expires. The total fair values of the warrants issued during the year ended July 31, 2010, were determined using a lattice model and have been recognized as a derivative liability as described below.

The warrants were valued using a multi-nomial lattice model with the following assumptions:

·	The stock price on the valuation date would fluctuate with our projected volatility;
·	Warrant holders would exercise at target price multiples of the market price trigger prices. The target price multiple reduces as the warrants approach maturity;
·	Warrant holders would exercise the warrant at maturity if the stock price was above two times the reset exercise price;
·	An annual reset event would occur at 65% discount to market price;
·	The projected volatility was based on historical volatility. Because we did not have sufficient trading history to determine our own historical volatility, we used the volatility of a group of comparable companies combined with our own historical volatility from May 2009, when we began trading.

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability during the years ended July 31, 2013 and 2012:

	2013	2012
Beginning of the period	$1,325,388	$2,543,223
Expiration of derivative warrant feature	(269,164)	—
Unrealized gain on changes in fair value of derivative liability	(1,056,224)	(1,217,835)
End of the period	$—	$1,325,388

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

Note 9 – Capital Stock

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

Our capitalization at July 31, 2013 was 500,000,000 authorized common shares with a par value of $0.001 per share.

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

During September 2012, we issued 2,490,000 shares of common stock to the owners of Namibia Exploration, Inc. (“NEI”) for the acquisition of NEI. The shares were valued at $3,784,800, based on the quoted market price of our stock on the date of the acquisition. Additionally, $31,612,000 was recognized in conjunction with our commitment to issue additional stock if certain market conditions are achieved. (See Note 2 – Acquisitions – Namibia Exploration, Inc.)

Stock Compensation Plans

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

The fair value of each option or warrant award is estimated using the Black-Scholes valuation model. Expected volatility is based solely on historical volatility because we do not have traded options. Prior to May 2009, the volatility was determined by referring to the average historical volatility of a peer group of public companies because we did not have sufficient trading history to determine our own historical volatility.  Beginning with computations after May 2009, when there was an active trading market for our stock, we have included our own historical volatility in determining the volatility used.  As of October 2013, we determined that 4.5 years of trading history was sufficient to determine historical volatility; accordingly valuations from October 2013 onwards will be performed without using a peer group.

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

Options granted to non-employees

The following table details the significant assumptions used to compute the fair market values of stock options granted or revalued during the years ended July 31:

	2013	2012
Risk-free interest rate	1.11% - 2.00%	0.12% - 1.66%
Dividend yield	0%	0%
Volatility factor	140.30%-144%	135%-148%
Expected life (years)	6.5 years	1-6.5 years

In February 2013, options to purchase an aggregate of 600,000 shares of common stock with an exercise price of $2.20 per share and a term of ten years were granted to our three independent directors. The options vest 20% each six months over the 30 months following the award. The fair value of the total option award on the date of grant was $1,196,589. The fair market value of this award was estimated using the Black-Sholes option pricing model.

No options were granted to non-employees during the year ended July 31, 2012.  Expense during 2012 consists of the amortization of options granted prior to July 31, 2012.

The following table provides information about options granted to non-employees under our stock incentive plans during the years ended July 31, 2013 and 2012:
	2013	2012
Number of options granted	600,000		-
Compensation expense recognized	$679,174		$424,569
Weighted average exercise price of options granted	$2.20	$	N/	A

Based on the fair value of the options as of July 31, 2013, there was $1,011,847 of unrecognized compensation costs related to non-vested share based compensation arrangements granted to non-employees.

We account for options granted to non-employees under the provisions of ASC 505-50 and record the associated expense at fair value on the final measurement date.  Because there is no disincentive for nonperformance for these awards, the final measurement date occurs when the services are complete, which is the vesting date. For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date the performance is complete.

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the years ended July 31, 2013 and 2012:

	2013		2012
Number of options granted		-		-
Compensation expense recognized		$253,952		$263,201
Weighted average exercise price of options granted	$	N/A	$	N/A

During the year ended July 31, 2011, options to purchase 260,000 shares of common stock with an exercise price of $2.50 per share and a term of ten years were granted to five employees.  The options vest 20% each six months over the 30 months following the award. Because the grantees were employees, the awards are accounted for under the provisions of ASC 718.  Accordingly, they are measured at fair value on the date of grant and the expense associated with the grant will be amortized over the 30 month vesting period on a straight line basis.  As of July 31, 2013, we had $56,917 in unamortized compensation expense associated with options granted to employees.

No options were granted to employees during the years ended July 31, 2013 or 2012.

Summary information regarding stock options issued and outstanding as of July 31, 2013 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at July 31, 2011	1,101,200	$2.50	$1,101,200	8.14
Granted	-	-
Exercised	-	-
Expired or forfeited	(57,200)	2.50
Outstanding at July 31, 2012	1,044,000	$2.50	$-	7.22
Granted	600,000	2.20
Exercised	-	-
Expired or forfeited	(108,000)	2.50
Outstanding at July 31,2013	1,536,000	$2.38	$-	7.98
Exercisable at July 31, 2013	776,800	$2.50	$-	6.82

Options outstanding and exercisable as of July 31, 2013:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$2.20	600,000	9.54 years	—
2.50	796,000	7.73 years	636,800
2.50	60,000	3.93 years	60,000
2.50	24,000	5.81 years	24,000
2.50	56,000	Less than 1 year	56,000
	1,536,000		776,800

Options outstanding and exercisable as of July 31, 2012:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$2.50	800,000	8.72 years	320,000
2.50	24,000	6.81 years	24,000
2.50	60,000	4.93 years	60,000
2.50	56,000	1.04 years	56,000
2.50	104,000	Less than 1 year	104,000
	1,044,000		564,000

Summary information regarding nonvested stock options as of July 31, 2013 is as follows:

	Number of shares	Weighted average grant date fair value
Nonvested at July 31, 2012	480,000	$2.47
Granted	600,000	$1.99
Vested	(319,200)	$2.47
Forfeited	(1,600)	$2.47
Nonvested at July 31, 2013	759,200	$2.09

Warrants

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of Jeremy Driver, a Director and our Chief Executive Officer. Under the terms of the agreement, we granted warrants to purchase 1,200,000 shares of common stock that have a market condition.  If our common stock attains a five day average closing price of $7.50 per share, 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $15.00 per share, 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C will be amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  The following table reflects information regarding Warrant B and Warrant C as of July 31, 2013 and 2012:

	2013	2012
Fair Value of Warrant B as of the end of the derived service period in 2013 and as of July 31, 2012	$266,017	$177,150
Fair Value of Warrant C as of July 31, 2013 and 2012, respectively	$202,127	$139,491
Compensation expense recognized during the years ended July 31, 2013 and 2012, respectively	$196,384	$189,372

Summary information regarding common stock warrants issued and outstanding as of July 31, 2013, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31, 2011	3,758,455	$2.50	$3,710,880	3.83
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(2,000)	25.00	-	-
Outstanding at year ended July 31, 2012	3,756,455	$2.58	$-	2.83
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(45,578)	9.34	-	-
Outstanding at year ended July 31,2013	3,710,877	$2.50	$-	1.87

 Warrants outstanding and exercisable as of July 31, 2013:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$2.50	2,000,000	3 years or less	800,000
2.50	1,253,757	2 years or less	1,253,757
2.50	457,120	1 year or less	457,120
	3,710,877		2,510,877

Warrants outstanding and exercisable as of July 31, 2012:
Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$2.50	2,000,000	3.55 years	800,000
2.50	1,253,757	2.21 years	1,253,757
2.50	400,000	1.67 years	400,000
2.50	5,120	1.57 years	5,120
2.50	52,000	1.55 years	52,000
6.25	8,000	1 year or less	8,000
10.00	37,578	1 year or less	37,578
	3,756,455		2,556,455

 Note 10 – Related Party Transactions

During the years ended July 31, 2013 and 2012, a company controlled by one of our former officers, Carter E & P (“Carter”) operated several properties onshore in South Texas, including our Barge Canal properties. Although he was not a related party after September 2013, we considered the transactions with his company during his tenure as an officer of Duma as related party transactions because they were not compensation or ordinary course of business, and because he was a related party at the time they occurred.  Revenues generated, lease operating costs, and contractual overhead charges, which are included in lease operating costs incurred from these properties, were as follows:

	Year Ended July 31,
	2013	2012
Revenue generated from Barge Canal properties	$643,203	$569,476
Lease operating costs incurred from Barge Canal properties	$224,047	$181,113
Overhead costs incurred	$28,038	$25,087
Outstanding accounts receivable at period end	$91,967	$74,972
Outstanding accounts payable at year end	$-	$-

In February 2013, we sold a 2% working interest in a 366.85 acre tract of unevaluated property, the Dix prospect, in San Patricio County, Texas to Carter. Carter paid cash of $1,541, the proportional share of the land acquisition costs.

In August 2013, we closed our Corpus Christi office and terminated this officer.  In conjunction with the office closure and termination, we assumed operatorship of the Barge Canal properties effective September 1, 2013.  In addition, we conveyed multiple properties located in the South Texas and Illinois area to this officer for $0 cash consideration and assumption of the associated asset retirement obligations. (See Note 4 – Oil and Gas Properties)

The father of the Chief Financial Officer and a company controlled by the father-in-law of the Chief Executive Officer each purchased a 5% working interest in the ST 9-12A #4 well.  As of July 31, 2012, these parties owed $42,646 in billed and unbilled joint interest billings. As of July 31, 2013, the company controlled by the father-in-law of the Chief Executive Officer owed us $84,806. We also had an advance outstanding from the father of the Chief Financial Officer, which was reflected in the caption “Due to related parties”, of $15,046.

In November 2011, we paid $6,423 principal on a note payable due to a director.  We also paid the associated accrued interest of $416.

In October 2011, we paid $8,300 of principal on a note payable due to an officer and director of Duma. We also paid the accrued interest associated with the note of $413.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our Chief Executive Officer and a Director, as detailed in Note 9 – Capital Stock.  We recognized expense of $196,384 and 189,372 from this contract during the years ended July 31, 2013 and 2012, respectively.

During the quarter ended October 2012, we purchased NEI for up to 24,900,000 shares of Duma common stock, as described in Note 2 – Acquisitions – Namibia Exploration, Inc.

Note 11 –  Income Taxes

Our net loss before income taxes totaled $(40,598,044) and $(5,700,195) for the years ended July 31, 2013 and 2012, respectively.

We recognized an income tax benefit during the year ended July 31, 2013 because the estimated tax liability for 2012 exceeded the actual tax liability.

We recognized a large income tax benefit during the year ended July 31, 2012 primarily due to intangible drilling costs and dry hole costs that resulted in tax losses and the utilization of net operating losses that offset the recognized tax gain on securities sold during the year.  The securities were acquired with SPE (See Note 2 – Acquisitions) and had built-in capital gains on the purchase date, which resulted in the recognition of a deferred tax liability on the date of purchase.  In accordance with purchase accounting, the utilization of the tax losses, which were possible because the gains existed, was recognized as a tax benefit and the purchase price accounting remained unchanged. A portion of the stock acquired in the purchase of SPE was not sold during the year.  We determined that current deferred tax assets existed that are sufficient to offset deferred tax liability on unrecognized tax gain on these available for sale securities  and accordingly we adjusted the valuation allowance for our deferred tax assets, which resulted in a further tax benefit.

The reconciliation of our income tax provision at the statutory rate to the reported income tax expense is as follows:

	July 31,
	2013	2012
US statutory federal rate	35.00%	35.00%
State income tax rate	.58%	.58%
Equity-based compensation	(33.62)%	(36.43)%
Gain on derivative warrants	.93%	7.60%
Gain on sale of securities	(.33)%	(21.15)%
Other	(.50)%	4.02%
Acquired deferred tax liability	-%	23.12%
Net operating loss	(1.75)%	6.92%
	.31%	19.66%

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

Components of deferred tax assets as of July 31, 2013 and 2012 are as follows:

	July 31,
	2013	2012
Stock based compensation	$713,867	$292,509
Property, including depreciable property	(2,980,005)	(2,070,809)
Asset retirement obligation	3,942,918	3,312,358
Net operating loss carry-forward	3,846,783	2,530,532
Other	42,368	318,032
	5,565,931	4,382,622
Valuation allowance for deferred tax assets	(5,565,931)	(4,382,622)
	$—	$—

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

We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at July 31, 2013 will significantly increase or decrease within 12 months.

Generally, our income tax years 2010 through 2013 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas which are the jurisdictions where we have our principal operations. No material amounts of the unrecognized income tax benefits have been identified to date that would impact our effective income tax rate.

As of July 31, 2013, we had approximately $10,813,165 of U.S. federal and state net operating loss carry-forward (“NOLs”) available to offset future taxable income, which begins expiring in 2027, if not utilized. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements.  The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty we will be able to realize the benefit from it.

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

As a result of experiencing an “ownership change”, we will only be allowed to use a limited amount of NOLs to offset our taxable income subsequent to the “ownership change.” The annual limit pursuant to Section 382 (the “382 Limitation”) is obtained by multiplying (i) the aggregate value of our outstanding equity immediately prior to the “ownership change” (reduced by certain capital contributions made during the immediately preceding two years and certain other items) by (ii) the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.”  As our ownership change occurred in February 2011, the federal long-term tax-exempt interest rate applicable to our limitation is 4.47%.  Therefore, based on the factors in place at the time of our ownership change, we believe our annual limitation would be an estimated $239,600. On September 6, 2012, we acquired Namibia Exploration, Inc.  We believe the transaction may have resulted in a second “ownership change”, which would further limit the availability of NOLs incurred prior to the transaction.

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

Note 12 – Commitments and Contingencies

Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection.  Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021.  Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000.  We have engaged legal counsel to dispute the regulator’s claim.  If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC.  As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 6) that is estimated using the guidance in ASC 410-20.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. For the year ended July 31, 2013 and July 31, 2012, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

Commitments

We have the following contract obligations:

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

During September 2013, we terminated our lease for office space in Corpus Christi, Texas.

Rent expense during the years ended July 31, 2013 and 2012 was $127,867 and $117,392, respectively.

The following table details our payment obligations related to our operating leases and to our debt that are due during the years ended July 31,

	2014	2015	2016	Total
Operating leases	$71,047	$—	$—	$71,047
Notes payable	1,135,042	967,295	—	2,102,337
Total	$1,206,089	$967,295	$—	$2,173,384

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

Letters of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate. We have two letters of credit in the amount of $6,610,000 and $180,000 issued by Green Bank. These letters of credit are collateralized by a certificate of deposit held with the bank for the same amount. In addition, we have a letter of credit in the amount of $40,000 issued by a commercial bank in favor of the landowner of the Welder lease as security that we will meet our obligations with regard to the salt water disposal well located on the lease. The letter of credit is collateralized by a certificate of deposit held with the bank for the same amount. We pay a 1.5% per annum fee in conjunction with these letters of credit.

During the year ended July 31, 2012, we paid the fees associated with the Greenbank letters quarterly. In June 2013, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortized these fees on a straight-line basis. The following table reflects the prepaid balances as of July 31,

	2013	2012
Prepaid letter of credit fees	$101,850	$25,163
Amortization	(8,488)	(8,596)
Net prepaid letter of credit fees	$93,362	$16,567

Note 13 – Additional Financial Statement Information

Other receivables

Other receivables consist of joint interest billings due to us from participants holding a working interest in oil and gas properties that we operate.  We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2013 and 2012, we have reserved $58,585 and $1,302, respectively, for potentially uncollectable other receivables.

Other current assets

Other current assets consisted of the following:

	At July 31,
	2013	2012
Prepaid letter of credit fees	$93,362	16,567
Prepaid insurance	180,433	178,471
Other prepaid expenses	2,000	10,164
Cash call paid to operator	24,225	23,234
Prepaid land use fees	28,728	19,852
Accrued interest income	4,388	8,389
Total other current assets	$333,136	$256,677

Property and Equipment

Property and equipment consisted of the following:

		At July 31,
	Approximate Life	2013	2012
Furniture and fixtures	5 years	$7,604	$7,604
Marine vessels	5 years	17,614	17,614
Vehicles	5 years	18,027	18,027
Computer equipment and software	2 years	39,296	39,296
Total property and equipment		82,541	82,541
Less accumulated depreciation		(62,749)	(36,572)
Net book value		$19,792	$45,969

Depreciation expense		$26,177	$31,495

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	At July 31,
	2013	2012
Trade payables	$3,068,671	$1,950,768
Accrued payroll	151,577	40,000
Accrued interest and fees	398,966	—
Revenue payable	4,717	6,690
Local taxes and royalty payable	128,470	108,948
Federal and state income taxes payable	27,000	192,432
Total accounts payable and accrued expenses	$3,779,401	$2,298,838

Note 14 – Subsequent Events

In August 2013, 120,000 of the 600,000 options granted to our independent directors became vested and the fair market value of these options on the date of vesting was $16,184. The fair market value was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.01%, a dividend yield of 0%, and a volatility factor of 144.01%.

In October 2013, the board accelerated the vesting of the remaining 480,000 options so that they became fully and immediately vested. The fair value of the options on the date of vesting of $851,096 was recognized immediately as an expense. The fair market value was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.09%, a dividend yield of 0%, and a volatility factor of 117.31%.

In October 2013, we issued 1,859,879 shares of common stock to Hydrocarb Corporation to settle the $2,400,000 consulting fee described in Note 2 – Acquisitions – Namibia Exploration, Inc., $553,640 of interest and late fees associated with the fee, and $635,937 of joint interest billings payable to Hydrocarb for its work on the Namibian concession.

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

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. In the following table, natural gas liquids are included in natural gas reserves. The oil and natural gas liquids price as of July 31, 2013 and 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $92.52 and $95.07 per barrel, respectively. The gas price as of July 31, 2013 and 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $3.51and $3.02 per MMbtu, respectively. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States; specifically, primarily in on-shore and off-shore Texas.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers. Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Balance – July 31, 2011	1,218,950	12,561,090	19,874,790
Revisions of previous estimates	(88,689)	(1,404,465)	(1,936,599)
New discoveries and extensions	660	11,840	15,800
Purchase of reserves in place	383,070	4,108,360	6,406,780
Sale of reserves in place	(64,730)	(315,910)	(704,290)
Production	(61,011)	(222,955)	(589,021)

Balance – July 31, 2012	1,388,250	14,737,960	23,067,460
Revisions of previous estimates	(667,307)	(1,830,745)	(5,834,587)
Sale of reserves in place	(1)	(2)	(8)
Production	(61,242)	(176,823)	(544,275)

Balance – July 31, 2013	659,700	12,730,390	16,688,590

	Proved Reserves as of July 31, 2013
	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Proved developed producing	256,290	1,554,420	3,092,160
Proved developed non-producing	229,290	5,000,960	6,376,700
Proved undeveloped	174,120	6,175,010	7,219,730
Total proved reserves	659,700	12,730,390	16,688,590

	Proved Reserves as of July 31, 2012
	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Proved developed producing	308,640	1,785,010	3,636,850
Proved developed non-producing	321,510	4,226,080	6,155,140
Proved undeveloped	758,100	8,726,870	13,275,470
Total proved reserves	1,388,250	14,737,960	23,067,460

The reserves in the report have been estimated using deterministic methods. For wells classified as proved developed producing where sufficient production history existed, reserves were based on individual well performance evaluation and production decline curve extrapolation techniques. For undeveloped locations and wells that lacked sufficient production history, reserves were based on analogy to producing wells within the same area exhibiting similar geologic and reservoir characteristics, combined with volumetric methods. The volumetric estimates were based on geologic maps and rock and fluid properties derived from well logs, core data, pressure measurements, and fluid samples. Well spacing was determined from drainage patterns derived from a combination of performance-based recoveries and volumetric estimates for each area or field. Proved undeveloped locations were limited to areas of uniformly high quality reservoir properties, between existing commercial producers.

Capitalized Costs Related to Oil and Gas Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization.

	2013	2012
Unevaluated properties	$713,655	$265,639
Evaluated properties	19,857,842	17,553,836
Less impairment	(373,335)	(373,335)
	20,198,162	17,446,140
Less depreciation, depletion, and amortization	(2,617,478)	(1,557,675)
Net capitalized cost	$17,580,684	$15,888,465

Costs Incurred in Oil and Gas Activities

Costs incurred in property acquisition, exploration and development activities for the year ended July 31, 2013 were as follows.

	Total	Namibia	USA
Property acquisition
Unproved	$808,307	$677,795	$130,512
Proved	3,000	—	3,000
Exploration	404,265	35,860	368,405
Development	1,732,451	—	1,732,451
Cost recovery	(196,001)	—	(196,001)
Total costs incurred	$2,752,022	$713,655	$2,038,367

Costs incurred in property acquisition, exploration, and development activities for the year ended July 31, 2012 were all incurred in the USA.  The following table provides information about the costs incurred:

July 31, 2012
Property acquisition
Unproved	$74,805
Proved	6,988,447
Exploration	420,200
Development	2,033,073
Cost recovery	(32,772)
Total costs incurred	$9,483,753

Costs Excluded

Our excluded costs as of July 31, 2013 relate to costs incurred in the concession acquired in Namibia, Africa. The concession provides for a multi-year exploration program as described in Note 4 – Oil and Gas Properties.  The program provides that an initial well be drilled by September 2017.  Accordingly, we anticipate including the excluded costs in the amortization base within the next four to five years.  All costs that were excluded as of July 31, 2013 were incurred during that year.

Costs Excluded by Year Incurred

As of July 31, 2013
Property Acquisition	$677,795
Exploration	35,860
Total	$713,655

Costs excluded as of July 31, 2012 consisted of acquisition and drilling costs associated with a project onshore in Texas, the Chapman Ranch prospect.  During the year ended July 31, 2013, we incurred additional acquisition and exploration costs for this project as well as other projects onshore in Texas.  All such costs were classified as evaluated as of July 31, 2013 because they were not successful in discovering oil and gas reserves.

Changes in Costs Excluded by Country

	Namibia	United States
Balance at July 31, 2011	$—	$—
Additional Cost Incurred	—	265,639
Costs Transferred to DD&A Pool	—	—
Balance at July 31, 2012		265,639
Additional Costs Incurred	713,655	278,090
Cost recovery	—	(132,662)
Costs Transferred to DD&A Pool	—	(411,067)
Balance at July 31, 2013	$713,655	$—

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

Under the Standardized Measure, the future cash inflows were estimated by applying the un-weighted 12-month average of the first day of the month cash price quotes, except for volumes subject to fixed price contracts, to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.  All proved reserves are located in the United States of America.

The Standardized Measure is as follows:

	2013	2012
Future cash inflows	$113,603,450	$200,741,090
Future production costs	(55,897,070)	(60,998,060)
Future development costs	(41,794,284)	(48,640,439)
Future income tax expenses	(5,569,234)	(31,885,907)
Future net cash flows	10,342,862	59,216,684
10% annual discount for estimated timing of cash flows	(3,990,069)	(25,552,798)
Future net cash flows at end of year	$6,352,793	$33,663,886

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during each of the years in the two year period ended July 31, 2013:

	2013	2012
Standardized measure of discounted future net cash flows at beginning of year	$33,663,886	$36,116,218
Net changes in prices and production costs	(37,623,010)	(3,316,394)
Changes in estimated future development costs	4,205,045	(10,006,008)
Sales of oil and gas produced, net of production costs	(2,510,339)	(3,152,150)
Discoveries and extensions	—	54,414
Purchases of minerals in place	—	16,662,628
Sales of minerals in place	(17)	(2,042,655)
Revisions of previous quantity estimates	(12,391,911)	(6,669,453)
Development costs incurred	1,124,107	1,085,180
Change in income taxes	14,705,973	1,320,486
Accretion of discount	5,179,059	3,611,622
Standardized measure of discounted future net cash flows at year end	$6,352,793	$33,663,886

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

Results of Operations for Producing Activities

	2013	2012
Net revenues from production	$7,070,540	$7,165,233

Expenses
Lease operating expense	4,560,201	4,013,083
Accretion	1,056,508	943,508
Operating expenses	5,616,709	4,956,591

Depreciation, depletion and amortization	1,059,803	990,486
Total expenses	6,676,512	5,947,077

Income before income tax	394,028	1,218,156
Income tax expense	(137,910)	(426,355)
Results of operations	$256,118	$791,801

Depreciation, depletion and amortization rate per net equivalent MCFE	$1.95	$1.68

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of July 31, 2013, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. We utilized the original (1992) COSO Framework to conduct our assessment.  Based on that evaluation, we concluded that, as at July 31, 2013, our internal controls and procedures were not effective to detect the inappropriate application of accounting principles generally accepted in the United States of America as more fully described below. This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) while the Company has implemented written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements, we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement; accordingly, we could not conclude whether the control activities are designed effectively nor whether they operate effectively; and (2) we do not have an effective mechanism for monitoring the system of internal controls.

Management believes that the material weaknesses set forth above did not have a material adverse effect on our financial results for the year ended July 31, 2013.

We are committed to improving our financial organization. Our control weaknesses are largely a function not having sufficient staff.  As resources become available, we plan to augment our staff so that we can devote more effort to addressing our control deficiencies.  Additionally, as financial resources become available, we will consider engaging third party consultants to assist with control activities.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Control over Financial Reporting

During our fourth quarter of our fiscal year ended July 31, 2013, we implemented and documented entity-level controls, formalized risk assessment processes, and adopted additional policies and procedures that improved our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Jeremy G. Driver	36	Chief Executive Officer and a director
Sarah Berel-Harrop	46	Secretary, Treasurer and Chief Financial Officer
Charles F. Dommer	59	President
Kent P. Watts	55	Chairman and a director
Pasquale Scaturro	60	Director
S. Chris Herndon	53	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Jeremy Glenn Driver, Chief Executive Officer and a director

Mr. Driver has been Chief Executive Officer since December 2009 and a director of the Company since June 2010.  He served as President of the Company from December 2009 until February 15, 2011, and once again became President on April 1, 2011.  Effective October 27, 2013, Mr. Driver resigned as President.  He remains Chief Executive Officer.  He is an oil and gas operations and financial professional with a background in land-based E&P operations with public companies. Prior to joining the Company, Mr. Driver served as President of HYD Resources Corporation (a wholly-owned subsidiary of publicly traded firm Hyperdynamics Corporation) with operations primarily focused in Texas and Louisiana from 2005 to 2008. He was able to lead the operational turnaround of that company and bring it to profitability, later being divested at a profit. Mr. Driver also served as an active duty officer in the United States Air Force until 2005, specializing in foreign intelligence as a Chinese Linguist. Mr. Driver holds a Masters of Business Administration and a Master of Science in Accounting from Northeastern University, Boston, MA. He also earned his Bachelor of Science in Liberal Studies - Chinese Language from Excelsior College.

Sarah Berel-Harrop, Secretary, Treasurer and Chief Financial Officer

Ms. Berel-Harrop has been our Secretary, Treasurer and Chief Financial Officer since May 25, 2011. Ms. Berel-Harrop has approximately 16 years of experience in financial accounting and reporting in both audit and industry positions. She received a B.A. degree from Cornell University and a Master in Business Administration from University of Texas - Austin. From 2006 to 2009, Ms. Berel-Harrop worked with Hyperdynamics Corporation. She was responsible for the company’s financial accounting and reporting, and, from June 2008 through June 2009, served as the company’s Chief Financial Officer. From July 2009 through March 2011, Ms. Berel-Harrop operated an accounting firm as a sole practitioner. From March 1, 2011 through the May 2011, she was Duma Energy Corp.’s Controller. In May 2011, Ms. Berel-Harrop became Duma’s CFO.  Ms. Berel-Harrop is a Certified Public Accountant licensed in the state of Texas. She is a member of the AICPA and the Texas State Board of Public Accountancy, Houston Chapter.

Charles F. Dommer, President

Charles F. Dommer was appointed President on October 27, 2013.  Mr. Dommer is an exploration and development executive with 35 years of managerial positions for international and domestic oil and gas exploitation, exploration and acquisitions.  Mr. Dommer has managed many major projects in the competitive arena of oil and gas exploration and development. From December 2010 until present, Mr. Dommer has served as the Vice President of Exploration and Development for Hydrocarb Corporation.  From January 2000 to December 2010, Mr. Dommer served as President for Trans Global Engineering, Inc., of Denver, Colorado, primarily directing production operations as Chief Geologist (Vice President of Exploration and Production) for Lukoil-AIK in Russia.  Mr. Dommer’s past experience includes Senior Geologist at Phillips Petroleum Company, located in Texas, and the establishment of a Geology and Reservoir Engineering Department in Siberia as Chief Geologist (Vice President of Exploration and Production) for Occidental Petroleum Joint Venture, Vanyoganneft.  Mr. Dommer has a B.S. Geology degree from Arizona State University.

Kent P. Watts, Chairman and a director

Mr. Watts was appointed to the board of directors and as Chairman on October 11, 2013. Mr. Watts is currently and has been Chairman and Chief Executive Officer of Hydrocarb Corporation since November 2009. Hydrocarb owns rights in 21,000 square kilometer oil and gas concession onshore the country of the Republic of Namibia with a northern of Angola. The company has subsidiaries in Windhoek, Namibia and Abu Dhabi, UAE. Its subsidiary, Otaiba Hydrocarb LLC in the UAE, holds an oil field services license approved by the Supreme petroleum council of the UAE.  Between June 1997 and October 2009 he was the founder, Chairman, and Chief Executive Officer for Hyperdynamics Corporation (NYSE:HDY). In 2006 Mr. Watts became the Founder and Chairman of American Friends of Guinea (AFG), a non-profit organization. He remains Chairman of AFG. He holds a BBA from the University of Houston and he is a licensed Certified Public Accountant and Real Estate Broker in the State of Texas.

Pasquale Scaturro, Director

Mr. Scaturro was appointed to the board of directors on October 11, 2013. Mr. Scaturro is a geophysicist and geologist with 29 years of experience in the oil and gas industry. His areas of experience include oil and gas exploration and development, prospect evaluation, 2-D and 3-D seismic survey program design, parameter selection, data acquisition, processing, detailed seismic workstation interpretation, prospect evaluation, project planning, and GIS and data base design. Mr. Scaturro's International experience includes projects in the Middle East, Africa, Russia and other former Soviet Union countries, Asia and South America. Mr. Scaturro has substantial training and mentoring experience around the world. From January 2012 to present, Mr. Scaturro has served as President and Chief Operating Officer for Hydrocarb Corporation. From January 1992 to December 2009 he served as president for Exploration Specialists, Inc., Denver, Colorado. Mr. Scaturro also served as a director for Hyperdynamics Corporation (NYSE:HDY) from April 2009 until December 2009. Past experience includes Senior Geophysicist for Amoco Production Company and McMoRan Oil and Gas Company. Mr. Scaturro has a B.S. Geology/Geophysics degree from Northern Arizona State University.

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

Significant Employees

Other than Craig Alexander, our Vice President, the Company has no significant employees other than our executive officers.  Mr. Alexander has been with the company since early 2011. Before joining our Company, he was employed by Galveston Bay Energy serving as Operations Manager. Mr. Alexander has more than 21 years of oil and gas experience in production and completion engineering and operations management with Erskine Energy, Millennium Offshore Group, and Amerada Hess Corporation. He is a graduate of the University of Texas at Austin with a B.S. in Petroleum Engineering.

Audit Committee

Our board of directors has established an Audit Committee, which was originally comprised of Leonard Garcia, John Brewster and S. Chris Herndon.  Mr. Garcia and Mr. Brewster resigned from the board of directors prior to the date of this report, and the vacancies created by their resignations have not been filled.  Accordingly, Mr. Herndon is the sole member of the audit committee.  The Audit Committee operates pursuant to a charter adopted by the board.

Mr. Herndon is an “independent” director of the Company as that term is defined in Rule 121 of the NYSE MKT Equities Exchange listing standards.  The Board of Directors of the Company has determined that Mr. Herndon qualifies as an audit committee financial expert pursuant to SEC rules.

Family Relationships

Other than disclosed below, there are no family relationships among our directors and officers.

Kent Watts, who is the Chairman and a director, is the uncle of Jeremy Driver’s wife.  Jeremy Driver is the Chief Executive Officer and a director.

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

We revised the Code of Conduct during the year ended July 31, 2013.  A copy of our Code of Conduct is filed as Exhibit 14.1 to this Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2013, except as follows:

Name	Number of forms filed late	Number of transactions reported late
Jeremy Driver	2	5
Leonard Garcia	1	1
John Brewster	1	1
S. Chris Herndon	1	1
Christopher Watts	3	6
CW Navigation Inc.	1	1
KW Navigation Inc.	1	1

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Named Executive Officers

The following table sets forth the compensation paid to our executive officers (as well as one non-executive officer with respect to whom disclosure would have been provided but for the fact that he was not an executive officer) (collectively, our “Named Executive Officers”) during our fiscal years ended July 31, 2013 and 2012:

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Comp- en- sation ($)	Total ($)
Jeremy G. Driver President & CEO(1)	2013	175,000	Nil	Nil	Nil	Nil	Nil	Nil	175,000
	2012	188,462	Nil	Nil	Nil	Nil	Nil	Nil	188,462
Sarah Berel-Harrop(2) Secretary, Treasurer & CFO	2013	134,809	Nil	Nil	Nil	Nil	Nil	Nil	134,809
	2012	94,220	Nil	27,703	Nil	Nil	Nil	Nil	121,923
Steven L. Carter(3) Former Vice President, Operations	2013	178,692	Nil	Nil	Nil	Nil	Nil	Nil	178,692
	2012	185,067	Nil	Nil	Nil	Nil	Nil	Nil	185,067
Craig Alexander Vice President	2013	185,000	N/A	N/A	N/A	N/A	N/A	N/A	185,000
	2012	188,846	N/A	N/A	N/A	N/A	N/A	N/A	188,846

(1)	Mr. Driver resigned as President on October 27, 2013 but continues to serve as Chief Executive Officer.
(2)	During the year ended July 31, 2012, Sarah Berel-Harrop received 13,036 shares of common stock (on a post-stock consolidation basis) valued using the market closing price on the date of grant. 2/3 of the stock grant related to amounts accrued and included as compensation for the year ended July 31, 2011.
(3)	Mr. Carter’s employment as Vice President Operations was terminated effective August 30, 2013.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2013 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sarah Berel-Harrop	96,000	24,000	N/A	2.50	04/21/2021	N/A	N/A	N/A	N/A
Steven L. Carter (1)	24,000 56,000 400,000	N/A N/A 100,000	N/A N/A N/A	2.50 2.50 2.50	07/05/2017 08/16/2013 04/21/2021	N/A	N/A	N/A	N/A
Craig Alexander	96,000	24,000	N/A	2.50	04/21/2021	N/A	N/A	N/A	N/A
(1)	Mr. Carter’s employment as Vice President Operations was terminated effective August 30, 2013.

Director Compensation

Our directors who are also executive officers receive compensation for management services provided to the Company and thus they do not receive separate compensation for their services as directors.  In February 2013, we adopted a standard compensation package for independent directors as follows:

•	$30,000 per year for serving on the board of directors,
•	$2,000 per year for serving as a committee chair,
•	Meeting fees of $2,000 per meeting for any board meetings other than four quarterly regular meetings, and
•	Meeting fees of $1,500 per meeting for any committee meetings other than four quarterly regular meetings.

The following table provides information regarding compensation during the year ended July 31, 2013 earned by directors who are not executive officers.  Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Leonard Garcia (2)	2013	22,748	Nil	398,863	N/A	N/A	N/A	421,611
John Brewster (3)	2013	20,667	Nil	398,863	N/A	N/A	N/A	419,530
Chris Herndon	2013	20,667	Nil	398,863	N/A	N/A	N/A	419,530

(1)
In February 2013, we granted options to purchase 200,000 shares of common stock with exercise price of $2.20 per share and a 10 year term to each of the independent directors. The options vest 20% each six months over the 30 months following the award. were valued using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 1.35%, a dividend yield of 0%, and a volatility factor of 142.06%. Subsequent to our fiscal year ended July 31, 2013 (in October 2013), we determined to accelerate the vesting of such options, such that all such options that had not yet vested became fully vested in October 2013.

(2)
In addition to his independent director compensation, during the year ended July 31, 2013, Leonard Garcia received $2,081 for land work management consulting services provided by Mr. Garcia. Mr. Garcia discontinued providing these services in September 2012.  Subsequent to the Company’s fiscal year ended July 31, 2013 (on October 31, 2013), Mr. Garcia resigned as a director.

(3)	Mr. Brewster served as a director of our Company from October 11, 2012 until November 1, 2013.

Employment, Consulting and Services Agreements

The following summary of certain material terms of the employment, consulting or services agreements we have entered into with certain of our officers or employees is not complete and is qualified in its entirety to the full text of each such agreement, which have been filed with the SEC as described in the list of exhibits to this annual report.

Carter Professional Services Agreement

On December 20, 2006, our Board of Directors authorized and approved the execution of the “Carter Professional Services Agreement”. The initial term of the agreement was two years expiring on November 30, 2008, and the agreement was amended to increase Mr. Carter’s compensation in June 2011. Pursuant to the terms and provisions of the Carter Professional Services Agreement: (i) Steven Carter shall provide duties to us commensurate with his current executive position as our Vice President of Operations; (ii) we would pay to Mr. Carter a monthly fee of $14,583.33; (iii) we approved the issuance of 20,000 shares of our common stock at a price of $0.025 per share (on a post-share consolidation basis); (iv) we approved the granting of an aggregate of not less than 24,000 options to purchase shares of our common stock at $8.75 per share (amended to be $2.50 per share) for a ten year term (on a post-share consolidation basis); and (v) the Carter Professional Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our Company after the initial term) or 30 days (in the case of Mr. Carter) prior to the effective date of such termination.  In August, 2013, we terminated the agreement.  In accordance with the terms of the agreement, he will receive his fee through the end of November 2013.

Jeremy G. Driver Agreement (2009)

Effective December 1, 2009, we entered into an executive services agreement with Mr. Driver, which was revised in June 2011 to increase his monthly fee, pursuant to which he is to perform such duties and responsibilities as set out in the agreement and as our Board of Directors may from time to time reasonably determine and assign as is customarily performed by a person in an executive position with our Company.  In consideration for his services under the agreement, as amended, we have agreed:

●	to pay Mr. Driver a monthly fee of $14,583.33;
●	to pay Mr. Driver a one-time signing bonus of $20,000;
●	to provide Mr. Driver with industry standard bonuses, from time to time, based, in part, on the performance of the Company and the achievement by Mr. Driver of reasonable management objectives, as determined by the Company’s Board of Directors in good faith;
●	to provide Mr. Driver with three weeks paid vacation;
●	to provide Mr. Driver with a monthly benefits stipend of $450 together with full participation, at the Company’s expense, in the Company’s current medical services and life insurance benefits programs for management and employees; and
●	to grant Mr. Driver incentive stock options to purchase not less than an aggregate of 100,000 common shares of the Company, at an exercise price $5.00 per share (amended to be $2.50 per share), vesting as to one-quarter of said stock options on the date of grant (that being as to 25,000) and on each day which is six months thereafter in succession for each remaining one-quarter of the optioned common shares, and all being exercisable for a period of three years from the date of grant and in accordance with the provisions of the Company’s current Stock Incentive Plan.

The initial term of the agreement was one year ending on December 1, 2010, and the agreement is subject to automatic renewal on a monthly basis unless either the Company or Mr. Driver provides written notice of an intention not to renew the agreement not later than 30 days prior to the end of the then-current initial term or renewal of the agreement.  In October 2013, this agreement was terminated and we entered into a new employment agreement with Mr. Driver, as described below.

Jeremy G. Driver Agreement (2013)

On October 11, 2013, we entered into a new agreement with Mr. Driver, which was modified on October 27, 2013 and is effective October 1, 2013.  In consideration for his services under the agreement, as amended, we have agreed and to provide Mr. Driver with a monthly salary of $14,583.33, participation in company benefits programs, and four weeks paid vacation.  The agreement provides for Mr. Driver to be paid six months’ salary as severance in the event of
•	termination by the Company for other than cause,
•	termination by Mr. Driver for “Good Reason”, which includes a diminishment of job functions or responsibilities and attempts by the Company to relocate Mr. Driver, or
•	termination by Mr. Driver for any reason within 90 days of a change in control of the Company.

The initial term of the agreement is one year ending on October 1, 2014, and the agreement is subject to automatic renewal for consecutive one year periods unless either the Company or Mr. Driver provides written notice of an intention not to renew the agreement not later than 60 days prior to the end of the then-current initial term or renewal of the agreement.

Sarah Berel-Harrop Agreement

On October 11, 2013, we entered into an employment agreement with Ms. Berel-Harrop, which is effective October 1, 2013.  In consideration for her services under the agreement, as amended, we have agreed and to provide Ms. Berel-Harrop with a monthly salary of $12,500, participation in company benefits programs, and three weeks paid vacation.  The agreement provides for Ms. Berel-Harrop to be paid six months’ salary as severance in the event of
•	termination by the Company for other than cause,
•	termination by Ms. Berel-Harrop for “Good Reason”, which includes a diminishment of job functions or responsibilities and attempts by the Company to relocate Ms. Berel-Harrop, or
•	termination by Ms. Berel-Harrop for any reason within 90 days of a change in control of the Company.

The initial term of the agreement is one year ending on October 1, 2014, and the agreement is subject to automatic renewal for consecutive one year periods unless either the Company or Ms. Berel-Harrop provides written notice of an intention not to renew the agreement not later than 60 days prior to the end of the then-current initial term or renewal of the agreement.

Craig Alexander Agreement

On October 11, 2013, we entered into an employment agreement with Mr. Alexander, which is effective October 1, 2013. In consideration for his services under the agreement, as amended, we have agreed and to provide Mr. Alexander with a monthly salary of $15,417.67, participation in company benefits programs, and three weeks paid vacation.  The agreement provides for Mr. Alexander to be paid six months’ salary as severance in the event of
•	termination by the Company for other than cause,
•	termination by Mr. Alexander for “Good Reason”, which includes a diminishment of job functions or responsibilities and attempts by the Company to relocate Mr. Alexander, or
•	termination by Mr. Alexander for any reason within 90 days of a change in control of the Company.

The initial term of the agreement is one year ending on October 1, 2014, and the agreement is subject to automatic renewal for consecutive one year periods unless either the Company or Mr. Alexander provides written notice of an intention not to renew the agreement not later than 60 days prior to the end of the then-current initial term or renewal of the agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 12, 2013 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. To our knowledge, each holder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
	Directors and Officers:
Common Stock	Jeremy Glenn Driver 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	3,871,832 (3)	25.6% (8)
Common Stock	Pasquale Scaturro 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	30,000	Less than 1%
Common Stock	Kent Watts 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	4,607	Less than 1%
Common Stock	Sarah Berel-Harrop 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	141,796 (4)	Less than 1%
Common Stock	Charles F. Dommer 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	Nil	N/A
Common Stock	S. Chris Herndon 800 Gessner, Suite 200 Houston, Texas, U.S.A., 77024	210,300 (5)	1.4%
Common Stock	Directors and officers together (6 persons)	4,258,535 (6)	27.5% (8)
	Major Stockholders:
Common Stock	Christopher Watts 14019 SW Frwy #301-600 Sugar Land, Texas, U.S.A. 77478	3,870,132 (7)	25.6% (8)
Common Stock	Hydrocarb Corporation 3803 Pine Branch Drive Pearland, Texas 77581	1,859,879	12.3%

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.
(2)	Based on the 15,140,882 shares of our common stock issued and outstanding as of November 12, 2013.
(3)	This figure includes (i) 1,936,416 shares of common stock held by KD Navigation Inc., which is solely owned by Mr. Driver’s wife, and (ii) 1,935,416 shares of common stock held by KW Navigation Inc., which is owned 50% by Mr. Driver’s wife and 50% by Christopher Watts (see footnote 7 below).
(4)	This figure includes (i) 21,796 shares of common stock and (ii) vested stock options to purchase 120,000 shares of our common stock.
(5)	This figure includes (i) 10,300 shares of common stock and (ii) vested stock options to purchase 200,000 shares of our common stock.
(6)	This figure includes (i) 3,938,535 shares of common stock and (ii) vested stock options to purchase 320,000 shares of our common stock.
(7)	Represents (i) 1,935,416 shares held by CW Navigation Inc., which is solely owned by Mr. Watts, and (ii) 1,935,416 shares held by KW Navigation Inc., which is owned 50% by Mr. Watts and 50% by the wife of Jeremy Driver (see footnote 3 above).
(8)	The 1,935,416 shares held by KW Navigation Inc. (representing 12.8% of the Company’s issued and outstanding stock as of November 12, 2013) is included in the beneficial ownership figures in the table for each of Jeremy Glenn Driver and Christopher Watts (see footnotes 3 and 7 above).

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

Carter E & P, LLC

A company controlled by one of our former officers (Steven Carter) operated our Barge Canal properties, the Curlee Prospect in Bee County, Texas and the Dix Prospect in San Patricio County, Texas.  Revenues generated from these properties were $643,203 and $569,476 for the years ended July 31, 2013 and 2012, respectively.  In addition, lease operating costs incurred from these properties were $224,047 and $181,113 for the years ended July 31, 2013 and 2012, respectively.

As of July 31, 2013 and 2012, respectively, we had outstanding accounts receivable associated with these properties of $91,967 and $74,972 and no accounts payable.

Working Interest

During January 2012, we sold half of our working interest in a well, the State Tract 9-12A#4, to third parties.  The father of our Chief Financial Officer, George Bert Harrop, and a company controlled by the father-in-law of the Chief Executive Officer, Lifestream, LLC, each purchased a 5% interest in the well.  The costs associated with the drilling and completion operations on the well through July 31, 2012 were approximately $6.6 million for all participants.  Mr. Harrop’s and Lifestream’s share of the operations were $91,806 and $330,151 each during the years ended July 31, 2013 and July 31, 2012, respectively.

Independent Directors

S. Chris Herndon is an independent director of our Company as provided in the listing standards of the NYSE MKT Equities Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current independent auditor, MaloneBailey, LLP, served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended July 31, 2013 and 2012.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended July 31, 2013	Year Ended July 31, 2012
Audit Fees	$103,000	$114,500
Audit-Related Fees	1,500	-
Other	-	10,000
Tax Fees	19,319	14,000
Total	$123,819	$138,500

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category. Specifically, during the year ended July 31, 2013, the independent auditor billed $1,500 for services provided in conjunction with responding to an SEC comment letter.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee’s policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

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

10.7 (1)	Ratification Letter between Marmik Oil Company and Penasco Petroleum, Inc., dated October 2007 (regarding Little Mule Creek Project)
10.8 (1)	Assignment between Marmik Oil Company and Penasco Petroleum, Inc., dated November 2007 (regarding Little Mule Creek Project)
10.9 (4)	2009 Restated Stock Incentive Plan
10.10 (1)	Professional Services Retainer Contract between the Company and Steven Carter, dated December 2006
10.11 (2)	Form of Securities Purchase Agreement regarding October 15, 2009 Private Placement
10.12 (2)	Form of Registration Rights Agreement regarding October 15, 2009 Private Placement
10.13 (3)	Form of Securities Purchase Agreement regarding November 13, 2009 Private Placement
10.14 (3)	Form of Registration Rights Agreement regarding November 13, 2009 Private Placement
10.15 (5)	Executive Services Consulting Agreement between the Company and Jeremy Glenn Driver dated for reference effective on December 1, 2009
10.16 (6)	Assignment of Oil and Gas Lease between Penasco Petroleum, Inc. and Chinn Exploration Company, dated September 13, 2010
10.17 (7)	Purchase and Sale Agreement by and among ERG Resources, LLC, Galveston Bay Energy, LLC and Strategic American Oil Corporation, dated January 18, 2011, as amended February 14, 2011
10.18(7)	Geoserve Marketing, LLC Agreement, dated February 15, 2011
10.19(7)	SPE Navigation 1, LLC Agreement to acquire work interest., dated February 15, 2011
10.20(8)
Purchase and Sale Agreement among CW Navigation Inc., KD Navigation Inc., and KW Navigation Inc. (as the Seller parties), SPE Navigation I, LLC and Strategic American Oil Corporation, executed September 22, 2011

10.21 (9)	2010 Stock Incentive Plan
10.22 (9)	2011 Stock Incentive Plan
10.23(9)	Farm-Out Agreement with Core Minerals, January 2011, as amended March 9, 2011
10.24 (12)	Share Exchange Agreement dated August 7, 2012
10.25 (12)	Consulting Services Agreement between Duma Energy Corp. and Hydrocarb Corporation, dated August 7, 2012
10.26 (13)	Joint Operating Agreement between Hydrocarb Namibia Energy Corporation and Namibia Exploration, Inc. as fully executed on September 6, 2012
10.27 (13)
Assignment Agreement between the Republic of Namibia Minister of Mines and Energy, Hydrocarb Namibia Energy Corporation (Proprietary) Limited and Namibia Exploration, Inc. as fully executed on August 23, 2012.

10.28*	2013 Stock Incentive Plan
10.29 (15)	Employment Agreement between the Company and Jeremy Glenn Driver effective October 1, 2013
10.30 (15)	Employment Agreement between the Company and Sarah Berel-Harrop effective October 1, 2013
10.31 (15)	Form of Idemnification Agreement
10.32*	Employment Agreement between the Company and William Craig Alexander effective October 1, 2013
14.1*	Code of Conduct
21.1
Subsidiaries of Duma Energy Corp. (all wholly owned by Duma Energy Corp.):
(i) Penasco Petroleum Inc., a Nevada corporation,
(ii) Galveston Bay Energy, LLC, a Texas corporation,
(iii) SPE Navigation I, LLC, a Nevada limited liability corporation, and
(iv) Namibia Exploration, Inc., a Nevada corporation.

31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1 *	Report of Ralph E Davis Associates, Inc., dated October 21, 2013
101.INS *	XBRL INSTANCE DOCUMENT
101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL *	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB *	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
(1)	Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009.
(4)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2009.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011.
(9)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DUMA ENERGY CORP.

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
Chief Executive Officer and a director
(Principal Executive Officer)
Date: November 12, 2013

By:	/s/Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeremy Glenn Driver
Jeremy Glenn Driver
Chief Executive Officer and a director
(Principal Executive Officer)
Date: November 12, 2013

By:	/s/Sarah Berel-Harrop
Sarah Berel-Harrop
Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 2013

By:	/s/ Pasquale Scaturro
Pasquale Scaturro
A director
Date: November 12, 2013

By:	/s/ Kent P. Watts
Kent P. Watts
Chairman and a director
Date: November 12, 2013

By:	/s/ S. Chris Herndon
S. Chris Herndon
A director
Date: November 12, 2013