Form 10-Q
period 2013-10-31
DUMA ENERGY CORP
filed 2013-12-20
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

DUMA ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 200
Houston, Texas  77024
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

As of December 20, 2013, 62,740,882 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1. Consolidated Balance Sheets (unaudited)

2. Consolidated Statements of Operations and Comprehensive Loss (unaudited)

3. Consolidated Statements of Cash Flows (unaudited)

4. Notes to Consolidated Financial Statements (unaudited)

DUMA ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2013	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$852,990	$317,881
Oil and gas revenues receivable	577,904	725,691
Accounts receivable – related party	84,358	176,773
Other current assets	218,841	333,136
Other receivables, net	17,903	23,730
Total current assets	1,751,996	1,577,211

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $2,913,576 and $2,617,478, respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,580,335	16,867,029
Unevaluated property	1,105,400	713,655
Restricted cash	6,920,739	6,920,739
Other assets	172,539	180,726
Property and equipment, net of accumulated depreciation of $67,642 and $62,749, respectively	25,390	19,792

Total assets	$26,556,399	$26,279,152

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,630,783	$3,779,401
Current portion of notes payable	156,294	1,059,644
Asset retirement obligations – current	671,814	724,374
Advances	186,724	180,804
Due to related parties	15,504	15,046
Total current liabilities	3,661,119	5,759,269

Notes payable	103,877	942,992
Asset retirement obligations – noncurrent	10,441,661	10,209,024
Total liabilities	14,206,657	16,911,285

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par; 500,000,000 authorized shares; 15,140,882 and 13,281,003 shares issued and outstanding	15,141	13,281
Additional paid-in capital	80,335,192	75,756,801
Accumulated deficit	(68,000,591)	(66,402,215)
Total stockholders’ equity	12,349,742	9,367,867

Total liabilities and stockholders’ equity	$26,556,399	$26,279,152

The accompanying notes are an integral part of these unaudited consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,
	2013	2012

Revenues	$1,840,211	$2,028,505

Operating expenses
Lease operating expense	1,117,332	1,107,678
Depreciation, depletion, and amortization	300,991	273,294
Accretion	243,976	232,188
Consulting fees – related party	6,754	80,493
Acquisition-related costs – related party	—	37,234,752
General and administrative expense	1,561,172	833,097
Total operating expenses	3,230,225	39,761,502

Loss from operations	(1,390,014)	(37,732,997)

Interest expense, net	(203,763)	(41,382)
Loss on sale of available for sale securities	—	(461,964)
Impairment of available for sale securities	—	(275,327)
Gain on derivative warrant liability	—	641,594

Net loss before income taxes	(1,593,777)	(37,870,076)

Income tax provision	(4,599)	—

Net loss	$(1,598,376)	$(37,870,076)

Basic and diluted loss per common share	$(0.12)	$(3.23)

Weighted average shares outstanding (basic and diluted)	13,281,003	11,706,942

 The accompanying notes are an integral part of these unaudited consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended October 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,598,376)	$(37,870,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	300,991	273,294
Accretion	243,976	232,188
Loss on sale of available for sale securities	—	461,964
Impairment of available for sale securities	—	275,327
Change in allowance for doubtful accounts	—	609
Warrants granted to related party	6,754	80,493
Share based compensation- amortization of the fair value of stock options	983,930	216,073
Acquisition-related costs – related party	—	37,234,752
Gain on derivative warrant liability	—	(641,594)
Changes in operating assets and liabilities:
Accounts receivable	153,614	31,243
Advances	5,920	214,524
Accounts payable and accrued expenses	446,804	580,603
Settlement of asset retirement obligations	(59,518)	(99)
Accounts receivable – related party	92,873	(12,960)
Other assets	122,482	95,975
Net cash provided by operating activities	699,450	1,172,316

Cash Flows From Investing Activities
Purchases of oil and gas properties	(11,385)	(399,965)
Purchases of property and equipment	(10,491)	—
Proceeds from sale of oil and gas properties	—	55,847
Change in restricted cash	—	(37,215)
Proceeds from sale of available for sale securities	—	145,237
Net cash used in investment activities	(21,876)	(236,096)

Cash Flows From Financing Activities
Payments on notes payable	(142,465)	(97,658)
Net cash used in financing activities	(142,465)	(97,658)

Net increase in cash	535,109	838,562
Cash at beginning of period	317,881	1,102,987
Cash at end of period	$852,990	$1,941,549

The accompanying notes are an integral part of these unaudited consolidated financial statements

DUMA ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months ended October 31,
	2013	2012

Supplemental Disclosures:
Interest paid in cash	$6,520	$14,831
Income taxes paid in cash	$10,000	$—

Non-cash investing and financing
Accounts payable for oil and gas assets	$11,373	$634,092
Stock for accounts payable and accrued expenses	1,606,795	—
Stock for notes payable	1,600,000	—
Stock for oil and gas assets	382,772	—
Change in unrealized loss on available for sale securities	—	(467,755)
Acquisition of Namibia Exploration, Inc.	—	562,048
Expiration of derivative warrant liability	—	175,540
Asset retirement obligation sold	4,381	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

DUMA ENERGY CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

The unaudited consolidated financial statements of Duma Energy Corp. (“Duma”, the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2013, as reported in the Form 10-K, have been omitted.

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

Note 2 – Oil and Gas Properties

Oil and natural gas properties as of October 31, 2013 and July 31, 2013 consisted of the following:

	October 31, 2013	July 31, 2013
Evaluated Properties
Costs subject to depletion	$19,493,911	$19,484,507
Accumulated depletion	(2,913,576)	(2,617,478)
Total evaluated properties	16,580,335	16,867,029

Unevaluated properties	1,105,400	713,655
Net oil and gas properties	$17,685,735	$17,580,684

Evaluated properties

Additions to evaluated oil and gas properties during the quarter ended October 31, 2013 consisted mainly of exploration costs, specifically, geological and geophysical costs of $17,491.

Effective September 1, 2013, we conveyed our interest in the Dix, Melody, Curlee, Palacios and Illinois properties to Carter E&P, LLC in conjunction with our termination of Steven Carter as Vice President of Operations for $0 cash proceeds and the assumption of the abandonment liabilities of $4,381. In accordance with full cost rules, we recognized no gain or loss on the sale.

Unevaluated Properties

Namibia, Africa.

In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa.  This property is a 5.3 million-acre concession in northern Namibia in Africa.

Additions to unevaluated properties during the quarter ended October 31, 2013 primarily of:
•	Approximately $320,000 of exploration costs associated with the acquisition of aerial gravity magnetic data over the concession, and
•	Approximately $66,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia.

The concession specifies the following minimum cost responsibilities on an 8/8ths (100% working interest) basis:

1)	Initial Exploration Period (expires September 2015): Perform a hydrocarbon potential study, gather and review existing technical data including reprocessing of seismic lines, and acquire and process 750 kilometers of new 2D seismic data. The minimum expenditure is $4,505,000.
2)	First renewal exploration period (two years from end of the initial exploration period): Acquire 200 square kilometers of 3D seismic data, interpret and map the data, design a drilling program, drill one well, conduct an environmental study, and relinquish 25% of the Exploration license area. The minimum expenditure is $17,350,000.
3)	Second Renewal (Production License) Exploration Period (25 years): report on reserves and production, conduct an environmental study. The minimum expenditure is $300,000.

As of October 31, 2013, approximately $1,900,000 has been expended towards the initial exploration period.

Subsequent to the balance sheet date, on December 9, 2013, Duma acquired Hydrocarb Corporation (“Hydrocarb”), the parent company of the operator of the concession.  With the acquisition of Hydrocarb, Duma owns a 90% working interest (100% cost responsibility) for the concession.

Note 3 - Impairment

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of October 31, 2013 and July 31, 2013, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 4 – Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability as of October 31, 2013 and July 31, 2013:

	October 31, 2013	July 31, 2013
Liability for asset retirement obligation, beginning of period	$10,933,398	$9,382,933
Asset retirement obligations sold	(4,381)	(438)
Asset retirement obligations incurred on properties drilled	—	26,500
Accretion	243,976	1,056,508
Revisions in estimated cash flows	—	786,120
Costs incurred	(59,518)	(318,225)
Liability for asset retirement obligation, end of period	$11,113,475	$10,933,398

Current portion of asset retirement obligation	$671,814	$724,374
Noncurrent portion of asset retirement obligation	10,441,661	10,209,024
Total liability for asset retirement obligation	$11,113,475	$10,933,398

Note 5 – Notes Payable

Hydrocarb Note Payable

During September 2012, in conjunction with the acquisition of NEI, Duma entered into a Consulting Services Agreement with Hydrocarb (the "Consulting Agreement”) which obligated Duma to pay a consulting fee (the "Fee") to Hydrocarb of $2,400,000 as follows:

(a) $800,000 on September 6, 2012, which was 15 days from the date that the Minister of Mines and Energy consented to the assignment of 39% working interest in the Namibian concession to Duma, and

(b) $1,600,000 note payable, with principal payments of $800,000 each due on August 7, 2013 and August 7, 2014.

Interest accrued on the principal amount at the rate of 5% per annum, calculated semi-annually and payable in arrears. At Duma’s sole discretion, it could pay the first tranche of the Fee and principal associated with the note payable using Duma common stock. Duma was required to pay a late fee of 10% per quarter for any outstanding balance of the Fee under the Consulting Agreement which will commence 30 calendar days from the date that the Fee or portion of the Fee is due, which by the terms of the Consulting Agreement may only be paid in cash.  The Consulting Agreement is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.

In October 2013, Duma settled the then-outstanding $2,400,000 Fee and $553,630 of interest and late fees associated with the Fee by issuance of common stock of Duma. (See Note 6 - Capital Stock). Further, $25,000 of the related interest and fees was settled in cash.

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle.  The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.  The principal balance owed on the note payable was $10,171 and $11,678 as of October 31, 2013 and July 31, 2013, respectively.

In March 2013, we financed our commercial insurance program using a note payable for $260,905. Under the note, we are obligated to make nine payments of $29,591 per month, which include principal and interest, beginning in March 2013. As of October 31, 2013, the note payable balance was $0.

In June 2013, the outstanding balance on our line of credit, $300,000, was replaced by a term loan that matures on June 22, 2015. Under the term loan, we are obligated to make twenty four monthly payments of $12,500 principal reduction plus interest for the month. The note carries interest at prime + 1%, currently 6%. As of October 31, 2013, $250,000 remained outstanding on this note.  As of December 20, 2013, the date of this report, $225,000 remained outstanding on the note.  The note is collateralized by substantially all assets of our subsidiary, GBE.

As of October 31, 2013, future maturities on our notes payable were as follows:

Fiscal year ending:
2014	$156,294
2015	103,877
Total	$260,171

Note 6 – Capital Stock

Common Stock Issuances

For settlement of outstanding debt:

During October 2013, we issued 1,859,879 shares of common stock to Hydrocarb to settle the $2,400,000 Fee as described in Note 5 – Notes Payable, $553,630 of interest and late fees associated with the Fee, and $635,937 of joint interest billings payable to Hydrocarb for its work on the Namibian concession.  The shares were valued at $3,589,567, based on the value of the obligations settled.

Stock Options and Warrants

As of October 31, 2013, Duma could grant up to 2,650,000 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

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

In August 2013, 120,000 of the 600,000 options granted to our independent directors became vested and the remainder of the previously unamortized fair value of these options, $16,184, was recognized on the vesting date. The fair value was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.01%, a dividend yield of 0%, and a volatility factor of 144.01%.

In October 2013, the board accelerated the vesting of the remaining 480,000 options so that they became fully and immediately vested. The fair value of the options on the date of vesting of $851,096 was recognized immediately as an expense. The fair value was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.09%, a dividend yield of 0%, and a volatility factor of 117.31%.

In addition, during October 2013, the final tranche of certain options that had originally been granted to non-employees in April 2011 vested.

The following table provides information about options granted to non-employees under our stock incentive plans during the quarters ended October 31, 2012 and 2013:

	2013		2012
Number of options granted		-		-
Compensation expense recognized		$927,902		$151,844
Weighted average exercise price of options granted	$	N/A	$	N/A

The following table details the significant assumptions used to compute the fair values of stock options revalued during the quarters ended October 31:

	2013	2012
Risk-free interest rate	2.01% - 2.09%	1.14% - 1.21%
Dividend yield	0%	0%
Volatility factor	117.05-144.01%	140%-141%
Expected life (years)	6.5 years	6.5 years

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the quarters ended October 31, 2012 and 2013:

	2013		2012
Number of options granted		-		-
Compensation expense recognized		$56,028		$64,229
Weighted average exercise price of options granted	$	N/A	$	N/A

Summary information regarding stock options issued and outstanding as of October 31, 2013 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2013	1,536,000	$2.38	$-	7.98
Granted	-	-
Exercised	-	-
Expired	(56,000)	2.50
Outstanding at quarter ended October 31, 2013	1,480,000	$2.38	$-	8.03

No non-vested stock options existed as of October 31, 2013.

Warrants

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is a related party as described in Note 7 – Related Party Transactions. Under the terms of the agreement, we granted warrants to purchase 1,200,000 shares of common stock that have a market condition.  If our common stock attains a five day average closing price of $7.50 per share, 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $15.00 per share, 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C will be amortized over the derived service periods of 2.08 years and 2.49 years, respectively.

The following reflects the fair value at the end of the derived service for each of the warrants:

	Warrant B	Warrant C
Fair value	$266,017	$206,245

The following table reflects information regarding Warrant B and Warrant C during the quarters ended October 31, 2013 and 2012:

	2013	2012
Compensation expense recognized	$6,754	$80,493

Summary information regarding common stock warrants issued and outstanding as of October 31, 2013, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2013	3,710,877	$2.50	$-	1.87
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended October 31, 2013	3,710,877	$2.50	$-	1.61

Note 7 – Related Party Transactions

During the year ended July 31, 2013, a company controlled by one of our former officers, Carter E & P, LLC (“Carter”) operated several properties onshore in South Texas, including our producing properties located near the Victoria Barge Canal in Calhoun County, Texas. Although he was not a related party after September 1, 2013, he was a related party during the periods covered by this report.  Revenues generated, lease operating costs, and contractual overhead charges incurred during the time Carter was a related party were as follows:

	Three Months Ended October 31,
	2013	2012
Revenues	$39,274	$145,707
Lease operating costs	$23,259	$69,901
Overhead costs incurred	$4,687	$7,414

		July 31, 2013
Outstanding related party accounts receivable at period end		$91,967
Outstanding related party accounts payable at period end		$-

In August 2013, we closed our Corpus Christi office and terminated this officer.  In conjunction with the office closure and termination, we assumed operatorship of the Barge Canal properties effective September 1, 2013.  In addition, we conveyed multiple properties located in the South Texas and Illinois area to this officer for $0 cash consideration and assumption of the associated asset retirement obligations. (See Note 2 – Oil and Gas Properties)

The father of the Chief Accounting Officer has a 5% working interest in one of our wells in Galveston Bay.  As of October 31, 2013 and July 31, 2013, we had advance outstanding that is due to the father of the Chief Accounting Officer, which was reflected in the caption “Due to related parties”, of $ 15,504 and $15,046 respectively.

During the period we have had transactions as described below with entities controlled by Michael Watts. Mr. Watts is the father-in-law of Jeremy Driver, who served as a director and Chief Executive Officer through November, 2013. Additionally, Mr. Watts is the brother of Kent Watts, who became the Chairman of Duma’s Board of Directors during October 2013. Mr. Watts is a related party to Duma by virtue of his relationships with Mr. Driver and with Kent Watts. Further, two of Mr. Watts’ adult children are significant shareholders of Duma’s common stock. Between them, they are beneficial owners of approximately 40% of the outstanding common stock.

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of October 31, 2013 and July 31, 2013, this company owed us $84,358 and $84,806, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, as detailed in Note 6 – Capital Stock - Warrants.  The contract permits us to terminate the agreement after the first year with thirty days notice.  We recognized expense of $6,754 and $80,493 from this contract during the three months ended October 31, 2013 and 2012, respectively.

During the quarter ended October 31, 2012, we purchased NEI for up to 24,900,000 shares of Duma common stock. We recognized $37,234,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 2,490,000 shares issued at the closing date of the acquisition and $31,612,000 associated with 22,410,000 shares that would be issued in stages upon attainment of certain market conditions. The transaction is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.

Subsequent to the balance sheet date, in December 2013, we acquired Hydrocarb (See Note 10 – Subsequent Events). Prior to this acquisition, Kent Watts, Pasquale Scaturro, and Charles F. Dommer were related parties to Duma. Mr. Watts and Mr. Scaturro were members of the board of directors of Duma. Mr. Scaturro and Mr. Dommer were officers of Duma. Prior to the transaction these gentlemen, were also the primary officers and owners of Hydrocarb.  As such, the transaction was a related party transaction. We are currently evaluating the facts and circumstances regarding this transaction in order to determine how we will account for the transaction.

In conjunction with the acquisition of Hydrocarb, the former owners of NEI received the remainder of the shares associated with the NEI transaction.  The former owners of NEI included Michael Watts and companies controlled by two of his adult children, who beneficially owned approximately 40% of Duma’s common stock both before and after the Hydrocarb transaction.

Note 8 - Commitments and Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection.  Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021.  Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000.  We have engaged legal counsel to dispute the regulator’s claim.  If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC. As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 4) that is estimated using the guidance in ASC 410-20.  We have not received any further communications from the regulator as of the date of this report.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. For the period ended October 31, 2013 and July 31, 2013, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

Letters of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate.  We have two letters of credit in the amount of $6,610,000 and $180,000 issued by Green Bank.  These letters of credit are collateralized by a certificate of deposit held with the bank for the same amount. In addition, we have a letter of credit in the amount of $40,000 issued by a different commercial bank in favor of the landowner of one of our leases as security that we will meet our obligations with regard to the salt water disposal well located on the lease.  The letter of credit is collateralized by a certificate of deposit held with the bank for the same amount.  We pay a 1.5% per annum fee in conjunction with these letters of credit.

In June 2013, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortized these fees on a straight-line basis. The following table reflects the prepaid balances as of:

	October 31, 2013	July 31, 2013
Prepaid letter of credit fees	$101,850	$101,850
Amortization	(33,950)	(8,488)
Net prepaid letter of credit fees	$67,900	$93,362

Note 9 – Additional Financial Statement Information

Available for Sale Securities

During the quarter ended October 31, 2012, we owned marketable equity securities, which were classified as available for sale.

During the quarter ended October 31, 2012, we received cash proceeds of $145,237 from sales of securities with a cost basis of $607,201; thus, we had a realized loss on sale of available for sale securities of $461,964. We reclassified $447,755 unrealized loss from other comprehensive loss into earnings in conjunction with these sales.  In addition, as of October 31, 2012, we evaluated our securities, specifically stock in Hyperdynamics Corporation, for impairment.  Based on our evaluation, which included factors such as the duration and severity in the decline of the market price of the securities, public announcements of the Hyperdynamics’ farmout agreement for its only asset and the unfavorable market reaction to the agreement, and our intent and ability to hold the securities for a reasonable period of time sufficient for a recovery of our original cost, we determined that the securities had incurred an other than temporary decline in fair market value.  Accordingly, we recognized an other than temporary impairment of $275,327.

Derivative Warrant Liability

ASC Topic No. 815-40 defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Certain warrants we issued during the year ended July 31, 2010 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Loss on warrant derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants issued during the year ended July 31, 2010, were determined using a lattice model and have been recognized as a derivative liability as described below.

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

Based on the valuation, an unrealized gain on changes in fair value of $641,594 was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations for the three months ended October 31, 2012.  Additionally, as a result of the expiration of the down-round repricing feature for warrants to purchase 408,065 shares common stock, the warrants were no longer derivatives.  The fair value of the warrants on the date the feature expired, $175,540, was reclassified to additional paid-in capital.

The warrant agreement provides that the anti-dilution provisions expire three years after the issuance of the warrants.  Accordingly, the provision for warrants to purchase 408,065 and 206,400 shares of common stock expired on October 15, 2012 and November 13, 2012, respectively.  As of each those dates, the fair value of the warrant was determined for a final mark to market adjustment and the outstanding warrant derivative liability was reclassified to equity, as the warrants were no longer derivatives.

Note 10 – Subsequent Events

During November 2013, we issued a promissory note for funds received from a director of $100,000. Under the terms of the note, principal on the note is due after one year and bears interest at 5% per annum payable on a monthly basis. The note has a special repayment provision; if our producing property in South Texas is sold, the outstanding principal and interest on the note will be paid from the proceeds of the sale.

On December 2, 2013, Duma Energy Corp filed a Certificate of Designation that created a new class of stock: Series A 7% Convertible Voting Preferred Stock (“Series A Preferred”).  Up to 10,000 shares of Series A Preferred are authorized. The stock has a stated value $400 per share, pays annual dividends at 7%, and is convertible into Duma’s common stock, at the holder’s option, at a conversion rate of $2.00 per share. The Series A Preferred is neither redeemable nor is it callable. Series A Preferred shareholders may vote their common stock equivalent voting power. We analyzed the Series A Preferred using the guidance contained in ASC 815-40 and concluded that the instrument was indexed to our own stock and qualified to be included in stockholders’ equity. Because the Series A preferred is immediately convertible, the value of a beneficial conversion feature, if any exists on the date that stock is issued, will be recognized as a dividend.

During December 2013, our Board of Directors increased the number of shares issuable under the 2013 Plan from 2,650,000 to 4,650,000.

During December 2013, we acquired Hydrocarb pursuant to a Share Exchange Agreement (“Agreement”) dated November 27, 2013.  Hydrocarb operates the Namibian concession described in Note 2 – Oil and Gas Properties and provides international oilfield consulting services. Under the terms of the Agreement, we issued 25,190,000 shares of Duma’s common stock to Hydrocarb’s shareholders in exchange for 100% of the outstanding equity interest in Hydrocarb and 8,188 shares of Series A Preferred to a holder of convertible preferred stock in Hydrocarb in exchange for 100% of his preferred stock in Hydrocarb. We are currently evaluating the facts and circumstances regarding this transaction in order to determine how we will account for the transaction.

The Agreement also provided for the immediate issuance of 22,410,000 shares of Duma common stock to the former owners of NEI.  The original agreement contained market conditions for the issuance of this stock.  As described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K, the stock issued in conjunction with the NEI transaction, including these contingent shares, was accounted for as compensation. In accordance with ASC 718-20-25-3, a modification of a stock grant is treated as an exchange of the old grant for a new grant.  Thus, the fair value of the 22,410,000 shares (the new grant), computed as the closing price on the date of grant, will be compared with the fair value of Duma’s commitment to issue 22,410,000 upon the attainment of the market conditions outlined in the NEI transaction (the old grant). If the fair value of the new grant exceeds the fair value of the old grant, the difference will be recognized as incremental expense.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2013 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2013 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2013.

Operation Plans and Focus

In Galveston Bay, Texas we plan to continue enhancing the production from our four productive fields. Our plans are primarily focused on reworking and recompleting a number of shut-in wells, as well as infrastructure improvements to exploit the known reserves. These projects are estimated to have a high return on invested dollar. We are already generating positive cash flows from the operations in Galveston Bay, additional oil and gas produced will have a much greater positive impact on our financial success, since much of our lease operating expenses are fixed costs. The economies of scale that we hope to achieve in all of our fields in the bay should reduce our lifting costs on a per barrel basis, further enhancing the value of the asset and our cash flow.

In Abu Dhabi, United Arab Emirates (“U.A.E”) our new subsidiary Hydrocarb, continues with the registration process with the national oil companies (“NOC’s”), Abu Dhabi National Oil Company (“ADNOC”) and its subsidiaries. We have a unique all-encompassing oil field service license granted by the U.A.E for upstream and downstream technical support services. The U.A.E has embarked on a $40 billion exploration, development, and production program to increase volumes produced by about 50% over the next four years.  We are uniquely positioned to take advantage of this expansion by virtue of our oil field services license, technical ability, our local partner, and the fact there are very few competitors approved by the NOCs. We expect to be generating revenue from these efforts in 2014.

In Namibia, Africa, with our acquisition of Hydrocarb, we now have 90% working interest and 100% cost responsibility in the Owambo Basin Concession, we continue gathering data, including further source rock surveys, reservoir studies, seep studies, geologic mapping, and other analysis.  We have received the results of our recently flown aerial gravity and magnetics program and these are extremely encouraging. These have given us seventeen additional structural leads that we plan on detailing with two dimensional seismic data. Completion of the seismic program over the structural leads could indicate several more high potential structural prospects that would give us additional oil resources. Extensive geologic field studies have recently been completed proving the existence of excellent high-porosity reservoir rocks as well as soil and outcrop sampling indicating the presence of crude oil derived from a carbonate source. Drilling of the first well is several years away. In the meanwhile, our goals are to increase the value and decrease the risk profile of our concession acreage in Namibia.

Results of Operations

The following table sets out consolidated data for the periods indicated:

Production data:

	Three months ended October 31,
	2013			2012
	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Production	15,374	59,640	25,314	18,288	47,113	26,140
Average sales price	$106.39	$3.43	$72.70	$103.67	$2.81	$77.60
Average lease operating expense			$44.14			$42.37

Statements of operations:

	Three months ended October 31,
	2013	2012	Increase/ (Decrease)	% Change

Revenues	$1,840,211	$2,028,505	$(188,294)	(9)%

Operating expenses
Lease operating expense	1,117,332	1,107,678	9,654	1%
Depreciation, depletion, and amortization	300,991	273,294	27,697	10%
Accretion	243,976	232,188	11,788	5%
Consulting fees – related party	6,754	80,493	(73,739)	(92)%
Acquisition-related costs – related party	-	37,234,752	(37,234,752)	(100)%
General and administrative expense	1,561,172	833,097	728,075	87%
Total operating expenses	3,230,225	39,761,502	(36,531,277)	(92)%

Loss from operations	(1,390,014)	(37,732,997)	36,342,983	(96)%

Interest expense, net	(203,763)	(41,382)	(162,381)	392%
Loss on sale of available for sale securities	-	(461,964)	461,964	(100)%
Impairment of available for sale securities	-	(275,327)	275,327	(100)%
Gain on derivative warrant liability	-	641,594	(641,594)	(100)%
Income tax provision	(4,599)	-	(4,599)	100%

Net Loss	$(1,598,376)	$(37,870,076)	$36,271,700	(96)%

We recorded net loss of $1,598,376, or ($0.12) per basic and diluted common share, during the quarter ended October 31, 2013, as compared to a net loss of $37,870,076, or ($3.23) per basic and diluted common share, during the quarter ended October 31, 2012.

The changes in results were predominantly due to the factors below:

●	Revenues decreased due to decreased oil production volume in fiscal 2014.
●	Depreciation, depletion, and amortization increased because of an increase in the amortization rate for the depletion of oil and gas properties. The amortization rate increased in 2014 because of a reduction in estimated reserves in our reserve study dated July 31, 2013.
●	Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services. The award has market conditions and thus expense was estimated using a lattice model and was amortized over a service period. The quarter ended October 31, 2012 has a full quarter’s amortization, whereas the quarter ended October ended October 31, 2013 has less than a full quarter due to the completion of the service period. See Note 6 – Capital Stock – Warrants for more information about these warrants.

●	During the three months ended October 31, 2012, we incurred $37,234,752 of expense in conjunction with our acquisition of NEI. The transaction, which is a related party transaction is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K. This charge is the most significant difference in the results of operations from the comparable period in fiscal 2012.
●	Our increase in general and administrative expenses is primarily attributable to the immediate vesting of 480,000 of director options with the fair value of the options on the date of vesting of approximately $851,000 recognized as an expense during the current quarter. This was partially offset by a decrease in legal and professional expenses. We expect general and administrative expense to increase with the acquisition of Hydrocarb.
●	During the three months ended October 31, 2013 we recognized interest and late fees payable on the Hydrocarb consulting fee (See Note 5 – Notes Payable). The late fees, which did not exist in the prior quarter, constitute the major reason for the increase in interest expenses from the comparable quarter in fiscal 2013. Because the fee was settled during the quarter, interest expense should be lower in future quarters.
●	As of July 31, 2013, we no longer held any available for sale securities nor was a derivative warrant liability outstanding. Accordingly, losses associated with available for sale securities and gains associated with changes in the fair value of the derivative warrant liability did not occur during the quarter ended October 31, 2013.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of October 31, 2013 and July 31, 2013:

	October 31, 2013	July 31, 2013

Cash and cash equivalents	$852,990	$317,881
Working capital (deficit)	$(1,909,123)	$(4,182,058)

At October 31, 2013, we had $852,990 of cash on hand and a working capital deficit of $1,909,123. As such, our working capital alone on October 31, 2013 was insufficient to enable us to pay our lease operating costs, to pay our general and administrative expenses, and to also pursue our plan of operations over the next 12 months. Our cash flow from operations has improved due to the partial completion of the first project in our multi-well development plan, and we believe it, in conjunction with the possible sale of some of our producing properties, will support the payment of outstanding obligations as well as our general and administrative expenses. We are also expecting to complete the registration process with the national oil companies in U.A.E which could bring in additional revenue through technical consulting contracts in 2014.

Our plan of operations over the next twelve months is dependent, at least in part, upon one or more of the following occurring:
1.	Raising capital through the sale of certain producing properties;
2.	Raising capital through the sale of equity;
3.	Raising capital toward funding our exploration work program and general and administrative expenses over our four concession blocks in Northern Namibia by selling a portion of the project to an industry partner.
4.	Freeing up previously restricted cash (State bonding requirement) as shut-in wells are brought back into production and/or as wells are plugged;
5.	Borrowing money from lenders to perform the work;
6.	Performing work one Galveston Bay production project at a time (capital permitting) and using the increased cash flow to fund the next projects.

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

Net Cash Provided by Operating Activities

During the three months ended October 31, 2013, operating activities provided $699,450 in comparison to $1,172,316 provided during the three months ended October 31, 2012. The decrease in the cash provided by operating activities is primarily attributable to poorer results of operations during fiscal 2014.

Net Cash Used in Investing Activities

During the three months ended October 31, 2013, investing activities used cash of $21,876 compared to cash used of $236,096 during the three months ended October 31, 2012.  During fiscal 2013, the use of cash was primarily due to investment in oil and gas assets, particularly a recompletion attempt on a well in Galveston Bay. We made expenditures to improve production from our Galveston Bay properties during fiscal 2014, but they did not qualify for capitalization and thus are included in cash from operating activities.

Net Cash Used in Financing Activities

Financing activities during the three months ended October 31, 2013 used cash of $142,465 in comparison to $97,658 used during the three months ended October 31, 2012.  The change between periods is comparable.

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

We believe that our critical accounting policies and estimates include the accounting for oil and gas properties, long-lived assets reclamation costs, and accounting for stock-based compensation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2013, which deficiencies have not yet been remedied.

Internal Control over Financial Reporting

During the three months ended October 31, 2013, we continued to implement and document entity-level controls, formalize risk assessment processes and adopt additional policies and procedures to improve our internal control over financial reporting. As of October 31, 2013, we no longer had a majority of independent directors on our Board of Directors.

Part II Other Information

Item 1.	Legal Proceedings

As of October 31, 2013, we were a party to the following legal proceedings:

1.            Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas.  The Company is a plaintiff in this suit.  In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG.  The Company intends to prosecute its claims and defenses vigorously.  As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and that Galveston Bay Energy, LLC is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees. The judgment was entered on November 18, 2013.  Duma and GBE are in the process of filing post-trial motions challenging the court’s findings.

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

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 12, 2013. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have previously disclosed in a Current Report on Form 8-K all unregistered equity securities that we issued during our quarter ended October 31, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.2*	Amended and Restated By-Laws
4.1 (1)	Certificate of Designation of Series A 7% Convertible Voting Preferred Stock
10.1*	Amended 2013 Stock Incentive Plan
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith
(1) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DUMA ENERGY CORP.

/s/ Pasquale V. Scaturro
Pasquale V, Scaturro
Chief Executive Officer and a director
(Principal Executive Officer)
Date: December 20, 2013

/s/ Tyler W. Moore
Tyler W. Moore
Chief Financial Officer
(Principal Financial Officer)
Date: December 20, 2013

/s/ Sarah Berel-Harrop
Sarah Berel-Harrop
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)
Date: December 20, 2013