Form 10-Q
period 2014-01-31
HYDROCARB ENERGY CORP
filed 2014-03-21
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended January 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

HYDROCARB ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 375
Houston, Texas  77024
(Address of principal executive offices, including zip code)

(713) 970-1590
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

As of March 17, 2014, 62,891,066 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	4

2..	Consolidated Statements of Operations and Comprehensive Loss (unaudited)	5

3.	Consolidated Statements of Cash Flows (unaudited)	6

4.	Notes to Consolidated Financial Statements (unaudited)	8

HYDROCARB ENERGY CORP.
 Consolidated Balance Sheets
(Unaudited)
	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$484,183	$354,829
Oil and gas revenues receivable	233,851	725,691
Accounts receivable - related party	-	201,284
Receivable for stock – related party	375,000	-
Other current assets	157,315	345,942
Other receivables, net	73,455	312,997
Total current assets	1,323,804	1,940,743

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $3,101,003 and $2,617,478,respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,303,610	16,867,029
Unevaluated property	2,107,745	1,124,805
Restricted cash	6,920,739	6,920,739
Other assets	219,329	180,726
Property and equipment, net of accumulated depreciation of $121,531 and $116,945, respectively	171,796	58,053
TOTAL ASSETS	$27,047,023	$27,092,095

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,467,664	$2,816,084
Current portion of notes payable	156,294	259,644
Current portion of notes payable - related party	100,000	-
Asset retirement obligations - current	579,068	724,374
Advances	195,904	180,804
Due to related parties	63,719	301,378
Total current liabilities	3,562,649	4,282,284

Notes payable	64,844	142,992
Asset retirement obligations - noncurrent	10,653,662	10,209,024
Total liabilities	14,281,155	14,634,300

Stockholders' Deficit:
Series A 7% Convertible Preferred Stock, $400 par	3,275,200	-
HCN Series A 7% Convertible Preferred Stock, $400 par	-	1,690,000
Common stock: $001 par value; 1,000,000,000 shares authorized; 62,875,585 and 13,281,003 shares issued and outstanding as of January 31, 2014 and July 31, 2013, respectively	62,876	13,281
Receivable for common stock	(2,484,879)	-
Additional paid-in capital	78,368,619	75,128,547
Accumulated deficit	(66,423,580)	(63,522,775)
Treasury stock	-	(822,250)
Total stockholders' equity	12,798,236	12,486,803
Noncontrolling interests	(32,368)	(29,008)
Total equity	12,765,868	12,457,795

TOTAL LIABILITIES AND EQUITY	$27,047,023	$27,092,095

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	Jan 31,		Jan 31,
	2014	2013	2014	2013

Revenues	$989,732	$1,689,759	$2,829,943	$3,718,264

Operating expenses
Lease operating expense	811,127	1,145,922	1,928,459	2,253,600
Depreciation, depletion, and amortization	191,764	297,904	493,679	571,198
Accretion	244,509	224,928	488,485	457,116
Consulting fees - related party	-	100,590	6,754	181,083
Acquisition-related costs - related party	-	-	-	34,834,752
General and administrative expense	946,325	973,636	2,738,324	1,945,870
Total operating expenses	2,193,725	2,742,980	5,655,701	40,243,619

Loss from operations	(1,203,993)	(1,053,221)	(2,825,758)	(36,525,355)

Consulting and other income (expense)	(4,940)	65,317	(30,266)	887,149
Interest expense, net	(36,854)	(67,229)	21,338	(131,476)
Loss on sale of available for sale securities	-	(55,956)	-	(517,920)
Impairment of available for sale securities	-	-	-	(275,327)
Gain on derivative warrant liability	-	414,630	-	1,056,224
Loss on disposal of assets	-	(14,054)	-	(14,054)
Foreign currency transaction gain (loss)	(28,971)	(4,873)	(30,626)	7,313

Net loss before income taxes	(1,274,758)	(715,386)	(2,865,312)	(35,513,446)

Income tax provision	-	(5,863)	(4,599)	(5,863)

Net loss	(1,274,758)	(721,249)	(2,869,911)	(35,519,309)

Less: Net loss attributable to noncontrolling interests	(1,888)	(2,973)	(3,360)	(4,952)

Net loss attributable to Hydrocarb Corporation	(1,272,870)	(718,276)	(2,866,551)	(35,514,357)

Deemed dividend on preferred stock	(3,019)	(10,047)	(34,254)	(10,047)

Accrection dividend-Beneficial Cash Feature on preferred stock	(949,808)	-	(949,808)	-

Net loss attributable to Hydrocarb Energy Corp.	$(2,225,697)	$(728,323)	$(3,850,613)	$(35,524,404)

Basic and diluted loss per common share:	$(0.05)	$(0.05)	$(0.14)	$(2.78)

Weighted average shares outstanding (basic and diluted)	42,600,075	13,281,003	27,940,539	12,780,296

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	January 31, 2014	January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,869,911)	$(35,519,309)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation, depletion and amortization	493,679	571,198
Accretion	488,485	457,116
Amortization of debt discount, loan origination fees and prepaid interest	-	51,575
Loss on sale of available for sale securities	-	517,920
Impairment of available for sale securities	-	275,327
Loss on disposal of assets	-	14,054
Change in allowance for doubtful accounts	-	39,428
Warrants granted to related party	6,754	163,047
Share based compensation - amortization of the fair value of stock options	1,214,213	383,881
Acquisition-related costs - related party	-	34,834,752
Gain on derivative warrant liability	-	(1,056,224)
Changes in operating assets and liabilities:
Accounts receivable	491,840	111,318
Accounts receivable - related party	201,284	(298,067)
Accounts payable and accrued expenses	(188,738)	(37,003)
Advances	15,100	142,636
Settlement of asset retirement obligation	(83,840)	(11,610)
Other assets	389,566	123,956
NET CASH PROVIDED BY OPERATIONS	158,432	763,995

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(996,985)	(1,298,913)
Purchases of property and equipment	(123,898)	(10,635)
Proceeds from sale of oil and gas properties	-	58,347
Change in restricted cash	-	(37,215)
Purchase of available for sale securities	-	(24,593)
Proceeds from sale of available for sale securities	-	287,874
NET CASH USED IN INVESTING ACTIVITIES	(1,120,883)	(1,025,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(181,498)	(99,089)
Proceeds from note payable to related party	100,000	-
Borrowings from related party	1,142,232	-
Deemed dividend on HCN preferred stock	-	(10,047)
Proceeds from subsidiary sale of its common stock	31,071	-
NET CASH USED IN FINANCING ACTIVITIES	1,091,805	(109,136)

NET CHANGE IN CASH AND CASH EQUIVALENTS	129,354	(370,276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	354,829	1,189,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$484,183	$819,006

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,000	$43,220
Interest	$10,563	$5,863

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended
	January 31, 2014	January 31, 2013
NONCASH INVESTING AND FINANCING ACTIVITIES
Asset retirement obligation sold	$4,381	$438
Asset retirement obligations incurred	$100,932	$20,500
Accounts payable for oil and gas properties	$11,373	$230,084
Settlement of HCN debt with HCN preferred stock	$1,585,200	$1,690,000
Preferred stock exchanged for HCN preferred stock for acquisition of HCN	$3,275,200	$-
Common stock exchanged for HCN common stock for acquisition of HCN	$25,190	$-
Receivable for common stock – related party	$1,000,000	$-
Receivable for common stock	$1,859,879	$-
Deemed dividend on HCN preferred stock	$34,254	$-
Common stock issued to satisfy contingently issuable shares from 2012 acquisition of Namibia Exploration, Inc.	$22,410	$-
Treasury stock acquired via note receivable	$-	$822,250
Acquisition of Namibia Exploration, Inc.	$-	$562,048
Expiration of derivative warrant liability	$-	$269,164

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

The unaudited consolidated financial statements of Hydrocarb Energy Corp. (“Hydrocarb”, “HEC”, the “Company”, “we”, “us”, “our”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2013, as reported in the Form 10-K, have been omitted.

Effective February 18, 2014, we changed our name from Duma Energy Corp. to Hydrocarb Energy Corp.  We trade under the symbol HECC on the OTCBB.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Hydrocarb Energy Corp., our wholly owned subsidiaries Penasco Petroleum Corporation (“Penasco”), SPE Navigation I, LLC (“SPE”), Galveston Bay Energy, LLC (“GBE”), Namibia Exploration, Inc. (“NEI”), Hydrocarb Corporation (“HCN”), Hydrocarb Texas Corporation, Hydrocarb Energy DRC Corporation, Hydrocarb Namibia Energy (Pty) Limited and Hydrocarb Guinea SARL.  In addition, these financials include our 95% ownership interest in Otaiba Hydrocarb LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of HCN, an entity under common control on December 9, 2013 (See Note 2 – HCN Acquisition) has resulted in a change in the reporting entity. The consolidated financial statements presented for the periods subsequent to the acquisition include the accounts of HCN and its subsidiaries. As the HEC and HCN are under the common control of the same shareholder group, the assets and liabilities acquired were recorded at the historical carrying value and the consolidated financial statements were retroactively restated to reflect the Company as if HCN had been owned since the beginning of the earliest period presented.

Noncontrolling interests

Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest.  We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity’s economic performance.  The ownership interest in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent’s equity, as noncontrolling interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent accounting pronouncements

In March 2013, the FASB amended the Foreign Currency Matters Topic of the ASC to clarify the appropriate accounting when a parent ceases to have a controlling interest in a subsidiary or group of assets that is a business within a foreign entity. This clarification provides that the cumulative translation adjustment should only be released into net income if the loss of controlling interest represents complete or substantially complete liquidation of the foreign entity in which the subsidiary or asset group had resided. This amendment is effective for us starting with our first quarter of fiscal year 2015 and adoption would impact our consolidated financial condition and results of operations if we dispose of a foreign entity.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – HCN Acquisition

On December 9, 2013 (“Acquisition Date”), we acquired HCN pursuant to a Share Exchange Agreement (“Agreement”) dated November 27, 2013.  The purchase price was 25,190,000 shares of HEC’s common stock to HCN’s shareholders in exchange for 100% of the outstanding equity interest in HCN and 8,188 shares of HEC Series A Preferred Stock to a holder of convertible preferred stock in HCN in exchange of 100% of his preferred stock in HCN. At date of closing the 25,190,000 shares of common stock issued had a market valuation of $64,990,200 (based on market close of $2.58 on December 9, 2013) and the preferred stock issued had a value of $3,275,200 (8,188 shares at par value of $400).

In addition, the acquisition Agreement provided that HEC would issue 22,410,000 shares of its common stock to the holders of certain rights to acquire HEC stock.  These rights were previously issued by HEC as contingent consideration in connection with the acquisition of NEI.  The rights had been convertible into HEC common stock based upon HEC market capitalization milestones.  The rights were issued to entities deemed related parties to HEC.

In anticipation of the HCN acquisition, HEC issued 1,859,879 shares of its common stock to HCN as full payment for HEC’s indebtedness to HCN in the amount of $3,589,567.  A condition to the Agreement closing was that HCN will sell 1,859,879 shares before closing of the acquisition, which it did (see Note 7 – Capital Stock – Receivables for Common Stock).

With HCN, we acquired its 100% owned subsidiaries: Hydrocarb Namibia Energy (Pty) Limited, a Namibia Company, and Hydrocarb Texas Corporation, a Texas Corporation; and its 95% owned subsidiary Otaiba Hydrocarb LLC, a UAE Limited Liability Company.

Prior to the share exchange, HCN was directly and indirectly majority-owned and controlled by HEC’s Chairman of the Board and entities related to him and his family.  Since HCN and HEC were under common control of a controlling party both before and after the completion of the share exchange, the transaction was accounted for as a business acquired from an entity under common control and the assets and liabilities acquired were recorded at HCN’s historical cost at Acquisition Date following ASC 805-50-30.  Under this accounting treatment, the results of operations for the three months and six months ended January 31, 2014 and assets and liabilities of HCN as of January 31, 2014 are included in these financial statements as if the transaction had occurred at the beginning of the period.  Prior reporting periods in these financial statements have been retroactively adjusted to include HCN and its subsidiaries.

According to ASC 805-50-30, the net assets of HCN are to be recorded at historical cost, therefore, the value of the 25,190,000 common shares and 8,188 preferred shares are deemed to be the same as the historical value of HCN net assets of $1,398,127 with excess of $582,616 recorded as additional paid in capital by HEC.

Summary of the accounting entry to record this acquisition in December 2013 is as follows.

Assets acquired	$1,529,246
Liabilities assumed	(161,599)
Noncontrolling interest in 95% owned HCN subsidiary	30,480
$1,398,127

Series A 7% Preferred Stock, par $400	3,275,200
Common stock, at par	25,190
Receivable for Common Stock	(2,484,879)
Additional paid-in capital	582,616
$1,398,127

HCN had 51% working-interest rights in and operated an unevaluated Namibian concession described in Note 3 – Oil and Gas Properties, below, and provided international oilfield consulting services.  Prior to this acquisition, HEC owned 39% working-interest right in this concession.  With the HCN acquisition, we now own 90% working interest (100% cost responsibility) in the concession.  This 5.3 million-acre concession is located in northern Namibia in Africa.  The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

1)	Initial Exploration Period (expires September 2015): Perform a hydrocarbon potential study, gather and review existing technical data including reprocessing of available seismic lines, and acquire and process 750 kilometers of new 2D seismic data. The minimum expenditure is $4,505,000.
2)	First Renewal Exploration Period (two years from end of the Initial Exploration Period): Acquire 200 square kilometers of 3D seismic data, interpret and map the data, design a drilling program, drill one well, conduct an environmental study, and relinquish 25% of the exploration license area. The minimum expenditure is $17,350,000.
3)	Second Renewal (Production License) Exploration Period (25 years): Report on reserves and production and conduct an environmental study. The minimum expenditure is $300,000.

In conjunction with the HCN acquisition, the HEC Board of Directors authorized the immediate issuance of 22,410,000 shares of our common stock to the former owners of NEI.  We previously acquired NEI on August 7, 2012 and these 22,410,000 shares had been contingently-issuable consideration for the acquisition of NEI. We issued these shares on December 9, 2013.  Based on market close of $2.58 per share on that date, the value of these shares was $57,817,800.  The original agreement contained market conditions for the issuance of this stock.

Note 3 – Oil and Gas Properties

Oil and natural gas properties as of January 31, 2014 and July 31, 2013 consisted of the following:

	January 31, 2013	July 31, 2013
Evaluated Properties
Costs subject to depletion	$19,404,613	$19,484,507
Accumulated depletion	(3,101,003)	(2,617,478)
Total evaluated properties	16,303,610	16,867,029

Unevaluated properties	2,107,745	1,124,805
Net oil and gas properties	$18,411,355	$17,991,834

Evaluated properties

Additions to evaluated oil and gas properties during the six months ended January 31, 2014 consisted mainly of exploration costs, specifically, geological and geophysical costs of $26,824.

Effective September 1, 2013, we conveyed our interest in the Dix, Melody, Curlee, Palacios and Illinois properties to Carter E&P, LLC in conjunction with our termination of Steven Carter as Vice President of Operations for $0 cash proceeds and the assumption of the abandonment liabilities of $4,381. In accordance with full cost rules, we recognized no gain or loss on the sale.

Unevaluated Properties

Namibia, Africa

In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa.  With our acquisition of HCN in December 2013, we acquired a 51% (56.67% cost responsibility) and we now own 90% (100% cost responsibility) of this concession, as described above in Note 2 –Acquisitions.

Additions to unevaluated properties during the six months ended January 31, 2014 primarily of:

	Approximately $800,000 of exploration costs associated with the acquisition of aerial gravity and magnetic data over the Namibia concession, and
	Approximately $129,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia.

As of January 31, 2014, approximately $2,100,000 has been expended towards the initial exploration period.

Note 4 - Impairment

Oil and Gas Properties

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of January 31, 2014 and July 31, 2013, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013
Liability for asset retirement obligation, beginning of period	$10,933,398	$9,382,933
Asset retirement obligations sold	(4,381)	(438)
Asset retirement obligations incurred on properties drilled	—	26,500
Accretion	488,485	1,056,508
Revisions in estimated cash flows	(100,932)	786,120
Costs incurred	(83,840)	(318,225)
Liability for asset retirement obligation, end of period	$11,232,730	$10,933,398

Current portion of asset retirement obligation	$579,068	$724,374
Noncurrent portion of asset retirement obligation	10,653,662	10,209,024
Total liability for asset retirement obligation	$11,232,730	$10,933,398

Note 6 – Notes Payable

HCN Note Payable

During September 2012, in conjunction with the acquisition of NEI, HEC entered into a Consulting Services Agreement with HCN (the "Consulting Agreement”) which obligated HEC to pay a consulting fee (the "Fee") to HCN of $2,400,000 as follows:

(a) $800,000 on September 6, 2012, which was 15 days from the date that the Minister of Mines and Energy consented to the assignment of 39% working interest in the Namibian concession to HEC, and

(b) $1,600,000 note payable, with principal payments of $800,000 each due on August 7, 2013 and August 7, 2014.

Interest accrued on the principal amount at the rate of 5% per annum, calculated semi-annually and payable in arrears. At HEC’s sole discretion, it could pay the first tranche of the Fee and principal associated with the note payable using HEC common stock. HEC was required to pay a late fee of 10% per quarter for any outstanding balance of the Fee under the Consulting Agreement which will commence 30 calendar days from the date that the Fee or portion of the Fee is due, which by the terms of the Consulting Agreement may only be paid in cash.  The Consulting Agreement is more fully described in our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.

In October 2013, prior to our acquisition of HCN, HEC settled the then-outstanding $2,400,000 Fee and $553,630 of interest and late fees associated with the Fee by issuance of HEC common stock. (See Note 7 - Capital Stock). Further, $25,000 of the related interest and fees was settled in cash.  As the acquisition of HCN is accounted for as an acquisition of an entity under common control and prior reporting periods in these financial statements have been appropriately adjusted as if the acquisition had occurred at the beginning of the comparative periods, this note and related amounts have been removed from these financial statements.

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle.  The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.  The principal balance owed on the note payable was $8,638 and $11,678 as of January 31, 2014 and July 31, 2013, respectively.

In March 2013, we financed our commercial insurance program using a note payable for $260,905. Under the note, we are obligated to make nine payments of $29,591 per month, which include principal and interest, beginning in March 2013. As of January 31, 2014, the note payable balance was $0.

In June 2013, the outstanding balance on our line of credit, $300,000, was replaced by a term loan that matures on June 22, 2015. Under the term loan, we are obligated to make twenty four monthly payments of $12,500 principal reduction plus interest for the month. The note carries interest at prime + 1%, currently 6%. As of January 31, 2014, $212,500 remained outstanding on this note.  The note is collateralized by assets of our subsidiary, GBE.

In November 2013, we issued a promissory note for funds received from our Chairman of $100,000. Under the terms of the note, principal on the note is due after one year and bears interest at 5% per annum payable on a monthly basis. The note has a special repayment provision: if our producing property in South Texas is sold, the outstanding principal and interest on the note will be paid from the proceeds of the sale.

As of January 31, 2014, future maturities on our notes payable were as follows:

Fiscal year ending:
2014	$256,294
2015	64,844
Total	$321,138

Note 7 – Capital Stock

Series A Preferred Stock

On December 2, 2013, we filed a Certificate of Designation that created a new class of stock: Series A 7% Convertible Voting Preferred Stock (“Series A Preferred”).  Up to 10,000 shares of Series A Preferred are authorized. The stock has a stated value $400 per share, pays annual dividends at 7%, and is convertible into HEC common stock, at the holder’s option, at a conversion rate of $2.00 per share. The Series A Preferred is neither redeemable nor is it callable. Series A Preferred shareholders may vote their common stock equivalent voting power. We analyzed the Series A Preferred using the guidance contained in ASC 815-40 and concluded that the instrument was indexed to our own stock and qualified to be included in stockholders’ equity.

In connection with the acquisition of HCN on December 9, 2013, HEC issued 8,188 shares of our Series A Preferred Stock to a former Preferred Stock shareholder of HCN, as described in Note 2 – Acquisitions, above.  Value of the preferred stock at issuance was $3,275,200 (8,188 shares at par value of $400).  These shares were recorded in equity at par of $3,275,200.  Because the Series A preferred stock is immediately convertible, the value of a beneficial conversion feature of $949,808 was immediately recognized as a dividend.

Common Stock Issuances

On October 31, 2013, we issued 1,859,879 shares of common stock to HCN to settle the $2,400,000 Fee as described in Note 6 – Notes Payable, $553,630 of interest and late fees associated with the Fee, and $635,937 of joint interest billings payable to HCN for its work on the Namibian concession.  The shares were valued and recorded at $3,589,567, based on the value of the obligations settled.

In connection with the acquisition of HCN on December 9, 2013, we issued 25,190,000 shares of our common stock, as described in Note 2 – Acquisitions, above.  These common stock shares were recorded in equity at par of $25,190 plus additional paid-in capital of $582,616, totaling $607,806, as described above in Note 2 – Acquisitions.

In conjunction with the HCN acquisition, we issued 22,410,000 shares of our common stock to the former owners of NEI.  These shares were contingently-issuable consideration for the acquisition of NEI and we valued them at $31,612,000 and recorded it as Acquisition-related costs - related party expense in September 2012.

During the six months ended January 31, 2014, we issued 134,703 shares of common stock to employees for services performed.  We recognized $270,641 in compensation expense for these shares.

HCN Series A Preferred Stock

On December 3, 2013, before the HEC acquisition of HCN, HCN issued 3,963 shares of its Series A Preferred Stock to Kent Watts, HCN CEO, in order to cancel amounts owed to him for advances he made to the Company in the amount of $1,379,891 plus accrued interest and dividends owed to him of $205,309, totaling $1,585,200.  These 3,963 shares of preferred stock plus the previously outstanding 4,225 shares were exchanged for 8,188 shares HEC Series A Preferred Stock, as described above in the acquisition of HCN.

HCN Common Stock Issuances

During the six months ended January 31, 2014, prior to HEC’s acquisition of HCN, HCN issued 6,559,257 shares of its common stock for cash of $31,071.  These shares were included in the HCN shares exchanged for the 25,190,000 HEC shares in the HCN Acquisition, as described above.

Receivables for Common Stock

On September 6, 2013, HCN sold 575,000 shares of HEC common stock to an employee of HCN in exchange for a note receivable in the amount of $1,000,000.  HEC acquired this receivable upon its acquisition of HCN.  The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. We collected $375,000 in cash on this note receivable subsequent to January 31, 2014 but before the issuance of these financial statements. Following the accounting prescribed by EITF 85-1, Classifying Notes Received for Capital Stock, and SEC Staff Accounting Bulletin No. 40, Topic 4-E, Receivables from Sale of Stock, the collected $375,000 is classified as a receivable within current assets and the remaining balance of $625,000 is classified as a receivable for common stock within equity at January 31, 2014.  At July 31, 2013, these shares were classified as treasury stock within equity at the cost HCN obtained them from outside entities for services performed following the consolidation of comparative periods for acquired entities under common control (See Note 2 – HCN Acquisition).  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

On December 4, 2013 HCN sold 1,859,879 shares of unregistered and restricted HEC common stock in return for a $1,859,879 non-interest bearing note receivable from an unrelated entity.  HEC acquired this receivable upon its acquisition of HCN.  The 1,859,879 HEC common stock shares were previously issued by HEC to HCN to settle liabilities due by HEC related to the consulting services agreement described below in Note 6 – Notes Payable.  The receivable from the individual is due to HEC upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale  or within sixty days from the date that the shares become unrestricted (whichever is first); or 3) 100% of any remaining balance due within 90 days of HEC being listed on a major stock exchange and whereby the share price is above $2.00 per share.  As with the above receivable for common stock, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity.  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

Stock Options and Warrants

As of January 31, 2014, HEC could grant up to 3,000,000 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

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

The following table provides information about options granted to non-employees under our stock incentive plans during the six months ended January 31, 2014 and 2013:

	2014		2013
Number of options granted		-		-
Compensation expense recognized		$887,544		$256,411
Weighted average exercise price of options granted	$	N/A	$	N/A

The following table details the significant assumptions used to compute the fair values of stock options revalued during the six months ended January 31:

	2014	2013
Risk-free interest rate	2.01% - 2.09%	1.14% - 1.38%
Dividend yield	0%	0%
Volatility factor	117.05-144.01%	140.30%-141.06%
Expected life (years)	6.5 years	6.5 years

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the six months ended January 31, 2014 and 2013:

	2014		2013
Number of options granted		-		-
Compensation expense recognized		$56,028		$127,470
Weighted average exercise price of options granted	$	N/A	$	N/A

Summary information regarding stock options issued and outstanding as of January 31, 2014 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2013	1,536,000	$2.38	$-	7.98
Granted	-	-
Exercised	-	-
Expired	(72,000)	2.50
Outstanding at January 31, 2014	1,464,000	$2.38	$114,000	7.81

No non-vested stock options existed as of January 31, 2014.

Warrants

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is a related party as described in Note 8 – Related Party Transactions. Under the terms of the agreement, we granted warrants to purchase 1,200,000 shares of common stock that have a market condition.  If our common stock attains a five day average closing price of $7.50 per share, 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $15.00 per share, 600,000 warrants with an exercise price of $2.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C were amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  As of January 31, 2014, the expense for the warrants was fully amortized.

The following reflects the fair value at the end of the derived service for each of the warrants:

	Warrant B	Warrant C
Fair value	$266,017	$206,245

The following table reflects information regarding Warrant B and Warrant C during the six months ended January 31, 2014 and 2013:

	2014	2013
Compensation expense recognized	$6,754	$163,047

Summary information regarding common stock warrants issued and outstanding as of January 31, 2014, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2013	3,710,877	$2.50	$-	1.87
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at quarter ended January 31, 2014	3,710,877	$2.50	$-	1.36

Note 8 – Related Party Transactions

In September 2013, before the HEC acquisition of HCN, HCN sold 575,000 shares of HEC common stock to a related party for $1,000,000 note receivable.  We collected $375,000 on this note receivable subsequent to January 31, 2014, but before issuance of these financials and this amount is classified within current assets.  The remaining amount of $625,000 receivable is classified as a receivable for common stock within equity at January 31, 2014.  See discussion of this receivable in Note 7 – Capital Stock – Receivables for Common Stock.

In October 2013, prior to our acquisition of HCN, we settled our obligations to HCN under the HCN Consulting Agreement through the issuance of 1,859,879 shares of HEC.  These obligations consisted of the then-outstanding $2,400,000 Fee and $553,630 of interest and late fees associated with the Fee by issuance of our common stock. (See Note 7 - Capital Stock). Further, $25,000 of the related interest and fees was settled in cash.  Prior to HEC’s acquisition of HCN, HCN sold these shares to an unrelated entity for a note receivable of $1,859,879.  As HCN is now our wholly-owned subsidiary, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity. See discussion of this receivable in Note 7 – Capital Stock – Receivables for Common Stock.

During the reporting period we have had transactions as described below with entities controlled by Michael Watts. Michael Watts is the father-in-law of Jeremy Driver, who served as a director and Chief Executive Officer through November, 2013. Additionally, Michael Watts is the brother of Kent Watts, who became the Company’s Chairman of Board of Directors in October 2013. Michael Watts is a related party to the Company by virtue of his relationships with Mr. Driver and with Mr.  Watts. Further, two of Michael Watts’ adult children are significant shareholders of HEC’s common stock. Between them, they are beneficial owners of approximately 68% of the outstanding common stock.

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of January 31, 2014 and July 31, 2013, this company owed us $80,686 and $84,806, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, as detailed in Note 7 – Capital Stock - Warrants.  The contract permits us to terminate the agreement after the first year with thirty days notice.  We recognized expense of $6,754 and $163,047 from this contract during the six months ended January 31, 2014 and 2013, respectively.

During the quarter ended October 31, 2012, we purchased NEI for up to 24,900,000 shares of our common stock. We recognized $34,834,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 2,490,000 shares issued at the closing date of the acquisition and $29,212,000 associated with 22,410,000 shares that would be issued in stages upon attainment of certain market conditions. The transaction is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.

In conjunction with the HCN acquisition, the HEC board authorized the issuance of 22,410,000 shares of our common stock to the former owners of NEI.  These shares were the contingently-issuable consideration for the acquisition of NEI discussed above in Note 2 – Acquisitions.  We issued these shares on December 9, 2013 and based on market close of $2.58 per share on that date, the value of these shares was $57,817,800.   These shares were issued to the former owners of NEI, who include Michael Watts and entities owned by his adult children, including the wife of Mr. Driver.

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

	Three months ended		Six Months ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenues	$-	$173,429	$39,274	$319,136
Lease operating costs	$-	$45,248	$23,259	$115,149
Overhead costs incurred	$-	$6,456	$4,687	$13,960

	January 31,	July 31,
	2014	2013
Outstanding related party accounts receivable at period end	$-	$91,967
Outstanding related party accounts payable at period end	$-	$-

In August 2013, we closed our Corpus Christi office and terminated this officer.  In conjunction with the office closure and termination, we assumed operatorship of the Barge Canal properties effective September 1, 2013.  In addition, we conveyed multiple properties located in the South Texas and Illinois area to this officer for $0 cash consideration and assumption of the associated asset retirement obligations. (See Note 3 – Oil and Gas Properties)

Mr. George Harrop, the father of HEC’s former Chief Accounting Officer, Sarah Berel-Harrop has a 5% working interest in one of our wells in Galveston Bay.  As of January 31, 2014 and July 31, 2013, we had an advance outstanding that is due to Mr. Harrop, which was reflected in the caption “Due to related parties”, of $0 and $15,046 respectively.

During November 2013, we issued a promissory note for funds received from Mr. Kent Watts of $100,000. Under the terms of the note, principal on the note is due after one year and bears interest at 5% per annum payable on a monthly basis. The note has a special repayment provision; if our producing property in South Texas is sold, the outstanding principal and interest on the note will be paid from the proceeds of the sale. We recognized interest expense of $417 related to this note during the six months ended January 31, 2014.

During the six months ended January 31, 2014, Kent Watts advanced HCN (prior to its acquisition by HEC) $1,142,232 for working capital purposes.  On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent Watts in order to cancel the majority of the outstanding balance HCN owed to Kent Watts at that time.  (See Note 7 – Capital Stock – HCN Series A Preferred Stock).  As of January 31, 2014, we had current liabilities to related parties of $63,719.

Note 9 - Commitments and Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection.  Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021.  Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000.  We have engaged legal counsel to dispute the regulator’s claim.  If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC. As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 5 – Asset Retirement Obligation) that is estimated using the guidance in ASC 410-20.  We have not received any further communications from the regulator as of the date of this report.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost of remediation to range between $150,000 and $900,000. We have submitted a remediation plan to the appropriate state authorities and have not yet received a response. For the period ended January 31, 2014 and July 31, 2013, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

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

In June 2013, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortize these fees on a straight-line basis. The following table reflects the prepaid balances as of:

	January 31, 2014	July 31, 2013
Prepaid letter of credit fees	$101,850	$101,850
Amortization	(59,412)	(8,488)
Net prepaid letter of credit fees	$42,438	$93,362

Note 10 – Additional Financial Statement Information

Available for Sale Securities

During the six months ended January 31, 2013, we owned marketable equity securities, which were classified as available for sale.

During the quarter ended October 31, 2012, we received cash proceeds of $145,237 from sales of securities with a cost basis of $607,201; thus, we had a realized loss on sale of available for sale securities of $461,964. We reclassified $447,755 unrealized loss from other comprehensive loss into earnings in conjunction with these sales.  In October 2012, we evaluated our securities, specifically stock in Hyperdynamics Corporation, for impairment.  Based on our evaluation, which included factors such as the duration and severity in the decline of the market price of the securities, public announcements of the Hyperdynamics’ farmout agreement for its only asset and the unfavorable market reaction to the agreement, and our intent and ability to hold the securities for a reasonable period of time sufficient for a recovery of our original cost, we determined that the securities had incurred an other than temporary decline in fair market value.  Accordingly, we recognized an other than temporary impairment of $275,327.

During December 2012, we received cash proceeds of $142,637 from sales of securities with a cost basis of $198,593; thus we had a realized loss on sale of available for sale securities of $55,956.  We reclassified $743,082 unrealized loss from other comprehensive loss into earnings in conjunction with these sales and the impairment.

As of July 31, 2013 and January 31, 2014, we did not hold any available for sale securities.

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

The warrants were valued using a multi-nominal lattice model with the following assumptions:

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

Based on the valuation, an unrealized gain on changes in fair value of $1,056,224 was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations for the six months ended January 31, 2013.  Additionally, as a result of the expiration of the down-round repricing features for warrants to purchase shares common stock, the warrants were no longer derivatives.  The fair values of the warrants on the dates the features expired, $269,164, was reclassified to additional paid-in capital during the six months ended January 31, 2013.

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

Note 11 – Subsequent Events

The Company signed a lease for office space and related office equipment in March of 2014.  Rent under the operating lease is approximately $130,000 annually through December 2017.

Subsequent to January 31, 2014, the Company issued 15,481 shares of its common stock to certain members of its Board of Directors as compensation.

Subsequent to January 31, 2014, the Company collected $375,000 towards its receivable for common stock – related party.

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

Overview

As used in this Quarterly Report: (i) the terms “we”, “us”, “our”, “Hydrocarb”, “HEC”, “Penasco”, “Galveston Bay”, “SPE”, “NEI” and the “Company” mean Hydrocarb Energy Corp and its wholly owned subsidiaries Penasco Petroleum Inc., Galveston Bay, LLC, SPE Navigation I, LLC, and Namibia Exploration, Inc. Hydrocarb Corporation (“HCN”), Hydrocarb Texas Corporation, Hydrocarb Energy DRC Corporation, Hydrocarb Namibia Energy (Pty) Limited and Hydrocarb Guinea SARL plus our 95% ownership interest of Otaiba Hydrocarb LLC, unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2014 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2014 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2013.

Operation Plans and Focus

In Galveston Bay, Texas we plan to continue enhancing the production from our four producing oil and gas fields. Our plans are primarily focused on reworking and recompleting a number of shut-in wells, in addition to infrastructure improvements to exploit booked reserves. These projects are estimated to have a high return on invested dollar. We are already generating positive cash flows from operations in Galveston Bay. Additional oil and gas produced will have a much greater positive impact on our financial success, since most of our lease operating expenses are fixed costs.

In Abu Dhabi, United Arab Emirates (“U.A.E”) our new subsidiary Otaiba Hydrocarb LLC, is continuing the registration process with several of the National Oil Companies ADNOC, ADCO, and ADMA-OPCO We have a comprehensive oil and gas field services license  granted by the Supreme Petroleum Council of the U.A.E to perform all  upstream and downstream technical and support services.    We are uniquely positioned to take advantage of any future expansion of exploration or development in the oil and gas sector in the U.A.E. We expect to be generating revenue from these efforts in late 2014.

In Namibia, Africa, with our acquisition of HCN, we now have 90% working interest and 100% cost responsibility in the Owambo Basin Concession. We will continue gathering data, including further source rock surveys, reservoir studies, geologic mapping, and other analysis.  We have recently received the results of our aerial gravity and magnetics program flown in 2013. Results are extremely encouraging and we have delineated 26 additional structural leads.  We plan on utilizing the results of our recent gravity and magnetics survey to acquire a minimum of 750 kilometers of regional two dimensional (2D) seismic data.  Completion of the seismic program over these structural leads could give us additional structure prospects and additional in-place oil resources. Extensive geologic field studies have recently been completed proving the existence of excellent high-porosity potential reservoir rocks. Soil and outcrop sampling indicate the presence of crude oil derived from a carbonate source. Drilling of the first well is several years away. In the meanwhile, our goals are to increase the value and decrease the risk profile of our concession acreage in Namibia.

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended January 31, 2014 compared to the three months ended January 31, 2013:

Production data:

	Three months ended January 31,
	2014			2013
	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Production	8,697	44,427	16,102	14,754	36,616	20,857
Average sales price	$95.54	$3.57	$61.47	$105.54	$3.62	$81.02
Average lease operating expense			$50.37			$54.94

Statements of operations:

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Change

Revenues	$989,732	$1,689,759	$(700,027)	(41)%

Operating expenses
Lease operating expense	811,127	1,145,922	(334,795)	(29)%
Depreciation, depletion, and amortization	191,764	297,904	(106,140)	(36)%
Accretion	244,509	224,928	19,581	9%
Consulting fees – related party	-	100,590	(100,590)	(100)%
General and administrative expense	946,325	973,636	(27,311)	(3)%
Total operating expenses	2,193,725	2,742,980	(549,255)	20%

Loss from operations	(1,203,993)	(1,053,221)	(150,772)	(14)%

Consulting and other income (expense)	(4,940)	65,317	(70,257)	(108)%
Interest expense, net	(36,854)	(67,229)	30,375	(45)%
Loss on sale of available for sale securities	-	(55,956)	55,956	(100%)
Gain on derivative warrant liability	-	414,630	(414,630)	(100)%
Loss on disposal of assets	-	(14,054)	14,054	(100%)
Foreign currency transaction gain (loss)	(28,971)	(4,873)	(24,098)	495%
Income tax provision	-	(5,863)	5,863	(100)%

Net loss	(1,274,758)	(721,249)	(553,509)	77%
Net loss attributable to noncontrolling interests	1,888	2,973	(1,085)	(36)%
Deemed dividend on preferred stock	(3,019)	(10,047)	7,028	(70)%
Accretion dividend on preferred stock	(949,808)	-	(949,808)	100%

Net loss attributable to HEC	$(2,225,697)	$(728,323)	$(1,497,374)	206%

We recorded net loss of $2,225,697, or ($0.05) per basic and diluted common share, during the quarter ended January 31, 2014, as compared to a net loss of $728,323, or ($0.05) per basic and diluted common share, during the quarter ended January 31, 2013.

The changes in results were predominantly due to the factors below:

●	Revenues decreased due to decreased oil production volume in fiscal 2014 and lower sales prices.

●	Lease operating expenses decreased due to lower production levels.

●	Depreciation, depletion, and amortization decreased because of lower production in the current year versus production in the same quarter of last year.

●	Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services. The award has market conditions and thus expense was estimated using a lattice model and was amortized over the service period. The quarter ended January 31, 2013 has a full quarter’s amortization, whereas the quarter ended October ended January 31, 2014 has no expense due to the completion of the service period during the quarter ended October 31, 2013. See Note 7 – Capital Stock – Warrants for more information about these warrants.

●	Consulting and other income (expense) primarily represents income earned for geological consulting services and asset acquisition consulting. The decrease in this income was due to the completion of the consulting project at HCN.

●	As of July 31, 2013, we no longer held any available for sale securities nor was a derivative warrant liability outstanding. Accordingly, losses associated with available for sale securities and gains associated with changes in the fair value of the derivative warrant liability did not occur during the quarter ended January 31, 2014.

●	In connection with the acquisition of HCN on December 9, 2013, we issued 8,188 shares of our Series A Preferred Stock. Because the Series A Preferred Stock is immediately convertible, the value of a beneficial conversion feature of $949,808 was immediately recognized as a dividend.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Six months ended January 31, 2014 compared to the six months ended January 31, 2013:

Production data:

	Six months ended January 31,
	2013			2013
	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Production	24,071	104,067	41,416	33,043	83,729	46,998
Average sales price	$102.47	$3.53	$68.33	$104.51	$3.17	$79.12
Average lease operating expense			$46.56			$47.95

Statements of operations:

	Six months ended January 31,
	2014	2013	Increase/ (Decrease)	% Change

Revenues	$2,829,943	$3,718,264	$(888,321)	(24)%

Operating expenses
Lease operating expense	1,928,459	2,253,600	(325,141)	(14)%
Depreciation, depletion, and amortization	493,679	571,198	(77,519)	(14)%
Accretion	488,485	457,116	31,369	7%
Consulting fees – related party	6,754	181,083	(174,329)	(96)%
Acquisition-related costs – related party	-	34,834,752	(34,834,752)	(100)%
General and administrative expense	2,738,324	1,945,870	792,454	41%
Total operating expenses	5,655,701	40,243,619	(34,587,918)	(86)%

Loss from operations	(2,825,758)	(36,525,355)	33,699,597	(92)%

Consulting and other income (expense)	(30,266)	887,149	(917,415)	(103)%
Interest expense, net	21,338	(131,476)	152,814	(116)%
Loss on sale of available for sale securities	-	(517,920)	517,920	(100)%
Impairment of available for sale securities	-	(275,327)	275,327	(100)%
Gain on derivative warrant liability	-	1,056,224	(1,056,224)	(100)%
Loss on disposal of assets	-	(14,054)	14,054	(100)%
Foreign currency transaction gain (loss)	(30,626)	7,313	(37,939)	(519)%
Income tax provision	(4,599)	(5,863)	1,264	(22)%

Net loss	(2,869,911)	(35,519,309)	32,649,398	(92)%
Net loss attributable to noncontrolling interests	3,360	4,952	(1,592)	(32)%
Deemed dividend on preferred stock	(34,254)	(10,047)	(24,207)	(241)%
Accretion dividend on preferred stock	(949,808)	-	(949,808)	(100)%

Net Loss attributable to HEC	$(3,850,613)	$(35,524,404)	$31,673,791	(89)%

We recorded net loss of $3,850,613, or ($0.14) per basic and diluted common share, during the six months ended January 31, 2014, as compared to a net loss of $35,524,404, or ($2.78) per basic and diluted common share, during the quarter ended January 31, 2013.

The changes in results were predominantly due to the factors below:

●	Revenues decreased due to decreased oil production volume in fiscal 2014 and lower sales prices.

●	Depreciation, depletion, and amortization decreased because of lower production in the current year versus production in the same quarter of last year.

●	Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services. The award has market conditions and thus expense was estimated using a lattice model and was amortized over the service period. The six months ended January 31, 2013 has a full six months’ amortization, whereas the six months ended January 31, 2014 has minimal expense due to the completion of the service period early in the period. See Note 7 – Capital Stock – Warrants for more information about these warrants.

●	During the six months ended January 31, 2013, we incurred $34,834,752 of expense in conjunction with our acquisition of NEI. The transaction, which is a related party transaction is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K. This charge is the most significant difference in the results of operations from the comparable period in fiscal 2013.

●	Our increase in general and administrative expenses is primarily attributable to the immediate vesting of 480,000 of director options with the fair value of the options on the date of vesting of approximately $851,000 recognized as an expense during the current six months. This was partially offset by a decrease in legal and professional expenses. We expect general and administrative expense to increase with the acquisition of HCN.

●	Consulting and other income (expense) primarily represents income earned for geological consulting services and asset acquisition consulting. The decrease in this income was due to the completion of the consulting project at HCN.

●	As of July 31, 2013, we no longer held any available for sale securities nor was a derivative warrant liability outstanding. Accordingly, losses associated with available for sale securities and gains associated with changes in the fair value of the derivative warrant liability did not occur during the six months ended January 31, 2014.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of January 31, 2014 and July 31, 2013:

	January 31, 2014	July 31, 2013

Cash and cash equivalents	$484,183	$354,829
Working capital (deficit)	$(2,238,845)	$(2,341,541)

At January 31, 2014, we had $484,183 of cash on hand and a working capital deficit of $2,238,845.  As such, our working capital alone on January 31, 2014 was insufficient to enable us to pay our lease operating costs, to pay our general and administrative expenses, and to also pursue our plan of operations over the next 12 months.

Cash flows from operations decreased in the three-month period ending January 31, 2014.  This was due primarily to field operations being severely impacted by much colder than normal weather.

Our plan of operations over the next twelve months is to increase cash flow upon one or more of the following occurring:

1.	Raise capital through the sale of certain producing properties;

2.	Continue to receive payments on the two receivables for HEC common stock As of March 18, 2014, $375,000 has been collected towards these receivables;

3.	Raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner;

4.	Release restricted cash from the State Bonding requirement, as shut-in wells are brought back into production and/or as wells are plugged;

5.	Obtain a line of credit from lenders to perform the work;

6.	Continue to enhance production from our four production oil and gas fields in Galveston Bay.

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

Net Cash Provided by Operating Activities

During the six months ended January 31, 2014, operating activities provided $158,432 in comparison to $763,995 provided during the six months ended January 31, 2013. The decrease in the cash provided by operating activities is primarily attributable to the reduced revenues, described above, partially offset by the reduced lease operating expenses and the various timings of payables and accruals.

Net Cash Used in Investing Activities

During the six months ended January 31, 2014, investing activities used cash of $1,120,883 compared to cash used of $1,025,135 during the six months ended January 31, 2013.  The change is comparable between the two periods.

Net Cash Used in Financing Activities

Financing activities during the six months ended January 31, 2014 provided cash of $1,091,805 in comparison to $109,136 cash used during the six months ended January 31, 2013.  The change in cash provided is primarily a result of HCN’s borrowings from related party before our acquisition of HCN.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Principal Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2013, which deficiencies have not yet been remedied.

Internal Control over Financial Reporting

During the three months ended January 31, 2014, we continued to implement and document entity-level controls, formalize risk assessment processes and adopt additional policies and procedures to improve our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

As of March 4, 2014, we were a party to the following legal proceedings:

(a).            Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas.  The Company is a plaintiff in this suit.  In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG.  The Company intends to prosecute its claims and defenses vigorously.  As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and that Galveston Bay Energy, LLC is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees. The judgment was entered on November 18, 2013.  HEC and GBE have filed an appeal with the Texas Court of Appeals.
(b).             Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This case deals with the operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE.  The Company intends to prosecute its claims and defenses vigorously.   As indicated above, this case has been consolidated into the case listed above. As such, the claims in this case will be decided in cause No. 2011-37552 (see (a) above).

Item 1A.	Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 12, 2013. There have been no material changes from the risk factors previously disclosed in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During January 2014, we issued an aggregate of 150,184 shares of common stock to eight employees and consultants for services rendered.  We valued these transactions at approximately $300,000.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors were knowledgeable about our operations and financial condition.  The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1*
Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith
(1) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROCARB ENERGY CORP.
/s/ Pasquale V. Scaturro
Pasquale V. Scaturro
Chief Executive Officer and a director
(Principal Executive Officer)
Date: March 21, 2014