Form 10-Q
period 2014-04-30
HYDROCARB ENERGY CORP
filed 2014-06-17
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended April 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

HYDROCARB ENERGY CORP.
(Exact name of registrant as specified in its charter)
NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 375
Houston, Texas  77024
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

As of June 17, 2014, 20,963,759 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	4

2..	Consolidated Statements of Operations and Comprehensive Loss (unaudited)	5

3.	Consolidated Statements of Cash Flows (unaudited)	6

4.	Notes to Consolidated Financial Statements (unaudited)	8

HYDROCARB ENERGY CORP.
 Consolidated Balance Sheets
(Unaudited)

	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$792,045	$354,829
Oil and gas revenues receivable	359,471	725,691
Accounts receivable - related party	80,468	201,284
Other current assets	565,521	345,942
Other receivables, net	14,831	312,997
Total current assets	1,812,336	1,940,743

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $3,276,468 and $2,617,478, respectively; and accumulated impairment of $373,335 and $373,335, respectively	15,490,385	16,867,029
Unevaluated property	2,114,504	1,124,805
Restricted cash	6,880,739	6,920,739
Other assets	233,446	180,726
Property and equipment, net of accumulated depreciation of $126,744 and $116,945, respectively	200,246	58,053
TOTAL ASSETS	$26,731,656	$27,092,095

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,739,128	$2,816,084
Current portion of notes payable	468,181	259,644
Current portion of notes payable - related party	75,000	-
Asset retirement obligations – short term	578,290	724,374
Advances	195,904	180,804
Due to related parties	47,410	301,378
Total current liabilities	4,103,913	4,282,284

Notes payable	25,564	142,992
Notes payable – related party	225,000	-
Asset retirement obligations – long term	10,867,456	10,209,024
Total liabilities	15,221,933	14,634,300

Stockholders' Deficit:
Series A 7% Convertible Preferred Stock, $400 par	3,275,200	-
HCN Series A 7% Convertible Preferred Stock, $400 par	-	1,690,000
Common stock: $001 par value; 333,333,333 shares authorized; 20,963,759 and 4,427,071 shares issued and outstanding as of April 30, 2014 and July 31, 2013, respectively	20,964	4,427
Receivable for common stock	(2,184,879)	-
Additional paid-in capital	78,447,530	75,137,401
Accumulated deficit	(68,015,122)	(63,522,775)
Treasury stock	-	(822,250)
Total stockholders' equity	11,543,693	12,486,803
Noncontrolling interests	(33,970)	(29,008)
Total equity	11,509,723	12,457,795

TOTAL LIABILITIES AND EQUITY	$26,731,656	$27,092,095

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Revenues	$1,057,550	$1,384,727	$3,887,493	$5,102,991

Operating expenses
Lease operating expense	1,559,339	1,025,745	3,487,798	3,279,345
Depreciation, depletion, and amortization	179,678	221,511	673,357	792,709
Accretion	242,608	225,498	731,093	682,614
Consulting fees - related party	-	47,386	6,754	228,469
Acquisition-related costs - related party	-	-	-	34,834,752
General and administrative expense	645,496	1,135,214	3,383,820	3,081,084
Total operating expenses	2,627,121	2,655,354	8,282,822	42,898,973

Loss from operations	(1,569,571)	(1,270,627)	(4,395,329)	(37,795,982)

Consulting and other income	712	169,359	68,912	1,056,508
Interest income (expense), net	(20,905)	14,954	(98,033)	(116,522)
Loss on sale of available for sale securities	-	-	-	(517,920)
Impairment of available for sale securities	-	-	-	(275,327)
Gain on derivative warrant liability	-	-	-	1,056,224
Loss on disposal of assets	-	-	-	(14,054)
Foreign currency transaction gain (loss)	(3,380)	(582)	(34,006)	6,731

Net loss before income taxes	(1,593,144)	(1,086,896)	(4,458,456)	(36,600,342)

Income tax (provision) benefit	-	128,812	(4,599)	122,949

Net loss	(1,593,144)	(958,084)	(4,463,055)	(36,477,393)

Less: Net loss attributable to noncontrolling interests	(1,602)	(2,432)	(4,962)	(7,384)

Net loss attributable to Hydrocarb Corporation	(1,591,542)	(955,652)	(4,458,093)	(36,470,009)

Dividend on preferred stock	-	(29,183)	(34,254)	(39,230)
Deemed dividend on preferred stock	(57,609)	-	(96,015)	-
Accretion dividend-Beneficial Cash Feature on preferred stock	-	-	(949,808)	-

Net loss attributable to Hydrocarb Energy Corp.	$(1,649,151)	$(984,835)	$(5,538,170)	$(36,509,239)

Basic and diluted loss per common share:	$(0.08)	$(0.22)	$(0.42)	$(8.46)

Weighted average shares outstanding (basic and diluted)	20,963,759	4,427,001	13,111,626	4,314,510

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	April 30, 2014	April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,463,055)	$(36,477,393)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation, depletion and amortization	673,357	792,709
Accretion	731,093	682,614
Amortization of debt discount, loan origination fees and prepaid interest	-	77,362
Loss on sale of available for sale securities	-	517,920
Impairment of available for sale securities	-	275,327
Loss on disposal of assets	-	14,054
Change in allowance for doubtful accounts	-	39,637
Consulting services for HEC stock	-	(822,250)
Warrants granted to related party	6,754	178,959
Share based compensation - amortization of the fair value of stock options	1,251,212	654,450
Acquisition-related costs - related party	-	34,834,752
Gain on derivative warrant liability	-	(1,056,224)
Changes in operating assets and liabilities:
Accounts receivable	366,220	255,092
Accounts receivable - related party	120,816	(61,148)
Accounts payable and accrued expenses	128,352	(112,978)
Advances	15,100	126,254
Settlement of asset retirement obligation	(84,618)	(165,665)
Other assets	428,971	116,247
NET CASH USED IN OPERATIONS	(825,798)	(130,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(1,031,171)	(1,388,902)
Purchases of property and equipment	(156,560)	(13,591)
Proceeds from sale of oil and gas properties	625,000	108,347
Change in restricted cash	40,000	(37,215)
Purchase of available for sale securities	-	(24,593)
Proceeds from sale of available for sale securities	-	287,874
NET CASH USED IN INVESTING ACTIVITIES	(522,731)	(1,068,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(311,995)	(158,524)
Proceeds from note payable to related party	300,000	-
Proceeds from collections on receivable for stock sale	675,000	-
Payments on borrowings from related parties	(610,514)	(186,335)
Proceeds from borrowings from related parties	1,736,437	928,486
Dividend on HCN preferred stock	(34,254)	(39,230)
Proceeds from subsidiary sale of its common stock	31,071	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,785,745	544,397

NET CHANGE IN CASH AND CASH EQUIVALENTS	437,216	(653,964)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	354,829	1,189,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$792,045	$535,318

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,000	$97,879
Interest	$15,271	$5,880

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended
	April 30, 2014	April 30, 2013
NONCASH INVESTING AND FINANCING ACTIVITIES
Asset retirement obligation sold	$33,195	$438
Asset retirement obligations incurred	$100,932	$20,500
Asset retirement obligations – change in estimate	$-	$142,763
Accounts payable for oil and gas properties	$-	$182,220
Note payable for prepaid insurance	$403,104	$260,905
Settlement of HCN debt with HCN preferred stock	$1,585,200	$1,690,000
Preferred stock exchanged for HCN preferred stock for acquisition of HCN	$3,275,200	$-
Common stock exchanged for HCN common stock for acquisition of HCN	$8,397	$-
Receivable for common stock – related party	$1,000,000	$-
Receivable for common stock	$1,859,879	$-
Common stock issued to satisfy contingently issuable shares from 2012 acquisition of Namibia Exploration, Inc.	$7,470	$-
Treasury stock acquired via note receivable	$-	$822,250
Acquisition of Namibia Exploration, Inc.	$-	$562,048
Expiration of derivative warrant liability	$-	$269,164

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

Effective February 18, 2014, we changed our name from Duma Energy Corp. to Hydrocarb Energy Corp.  We trade under the symbol HECCD on the OTCBB.

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

The acquisition of HCN, an entity under common control, on December 9, 2013 (See Note 2 – HCN Acquisition) has resulted in a change in the reporting entity. The consolidated financial statements presented for the periods subsequent to the acquisition include the accounts of HCN and its subsidiaries. As HEC and HCN are under the common control of same shareholder group, the acquired assets and liabilities were recorded at the historical carrying value and the consolidated financial statements were retroactively restated to reflect the Company as if HCN had been owned since the beginning of the earliest period presented.

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

Stock Split

On May 8, 2014, we effected a 3:1 reverse split of our authorized common stock and a corresponding 3:1 reverse split of our outstanding common stock.  All share and per share amounts in this report have been retroactively restated to reflect the reverse split.  This presentation is consistent with the guidance in ASC 260-10-55-12, Earnings per Share, which requires retroactive restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements.

Recent accounting pronouncements

In March 2013, the FASB amended ACS 830, Foreign Currency Matters, to clarify the appropriate accounting when a parent ceases to have a controlling interest in a subsidiary or group of assets that is a business within a foreign entity. This clarification provides that the cumulative translation adjustment should only be released into net income if the loss of controlling interest represents complete or substantially complete liquidation of the foreign entity in which the subsidiary or asset group had resided. This amendment is effective for us starting with our first quarter of fiscal year 2015 and adoption would impact our consolidated financial condition and results of operations if we dispose of a foreign entity.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – HCN Acquisition

On December 9, 2013 (“Acquisition Date”), we acquired HCN pursuant to a Share Exchange Agreement (“Agreement”) dated November 27, 2013.  The purchase price was 8,396,667 shares of HEC’s common stock to HCN’s shareholders in exchange for 100% of the outstanding equity interest in HCN and 8,188 shares of HEC Series A Preferred Stock to a holder of convertible preferred stock in HCN in exchange of 100% of his preferred stock in HCN. At date of closing the 8,396,667 shares of common stock issued had a market valuation of $64,990,200 (based on market close of $7.74 on December 9, 2013) and the preferred stock issued had a value of $3,275,200 (8,188 shares at par value of $400).

In addition, the acquisition Agreement provided that HEC would issue 7,470,000 shares of its common stock to the holders of certain rights to acquire HEC stock.  These rights were previously issued by HEC as contingent consideration in connection with the acquisition of NEI.  The rights had been convertible into HEC common stock based upon HEC market capitalization milestones.  The rights were issued to entities deemed related parties to HEC.

In anticipation of the HCN acquisition, HEC issued 619,960 shares of its common stock to HCN as full payment for HEC’s indebtedness to HCN in the amount of $3,589,567.  A condition to the Agreement closing was that HCN will sell the 619,960 shares before closing of the acquisition, which it did (see Note 7 – Capital Stock – Receivables for Common Stock).

With HCN, we acquired its 100% owned subsidiaries: Hydrocarb Namibia Energy (Pty) Limited, a Namibia Company and Hydrocarb Texas Corporation, a Texas Corporation; and its 95% owned subsidiary Otaiba Hydrocarb LLC, a UAE Limited Liability Company.

Prior to the share exchange, HCN was directly and indirectly majority-owned and controlled by HEC’s Chairman of the Board and entities related to him and his family.  Since HCN and HEC were under common control of a controlling party both before and after the completion of the share exchange, the transaction was accounted for as a business acquired from an entity under common control and the assets and liabilities acquired were recorded at HCN’s historical cost at Acquisition Date following ASC 805-50-30, Business Combinations.  Under this accounting treatment, the results of operations for the three months and nine months ended April 30, 2014 and assets and liabilities of HCN are included in these financial statements as if the transaction had occurred at the beginning of the period.  Prior reporting periods in these financial statements have been retroactively adjusted to include HCN and its subsidiaries.

According to ASC 805-50-30, the net assets of HCN are to be recorded at historical cost, therefore, the value of the 8,396,667 common shares and 8,188 preferred shares are deemed to be the same as the historical value of HCN net assets of $1,398,127 with excess of $599,409 recorded as additional paid in capital by HEC.

Summary of the accounting entry to record this acquisition in December 2013 is as follows.

Assets acquired	$1,529,246
Liabilities assumed	(161,599)
Noncontrolling interest in 95% owned HCN subsidiary	30,480
$1,398,127

Series A 7% Preferred Stock, par $400	3,275,200
Common stock, at par	8,397
Receivable for common stock	(2,484,879)
Additional paid-in capital	599,409
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

In conjunction with the HCN acquisition, the HEC Board of Directors authorized the immediate issuance of 7,470,000 shares of our common stock to the former owners of NEI.  We previously acquired NEI on August 7, 2012 and these 7,470,000 shares had been contingently-issuable consideration for the acquisition of NEI. We issued these shares on December 9, 2013.  Based on market close of $7.74 per share on that date, the value of these shares was $57,817,800.  The original agreement contained market conditions for the issuance of this stock.

Note 3 – Oil and Gas Properties

Oil and natural gas properties as of April 30, 2014 and July 31, 2013 consisted of the following:

	April 30, 2014	July 31, 2013
Evaluated Properties
Costs subject to depletion	$18,766,853	$19,484,507
Accumulated depletion	(3,276,468)	(2,617,478)
Total evaluated properties	15,490,385	16,867,029

Unevaluated properties	2,114,504	1,124,805
Net oil and gas properties	$17,604,889	$17,991,834

Evaluated properties

Additions to evaluated oil and gas properties during the nine months ended April 30, 2014 consisted mainly of exploration costs, specifically, geological and geophysical costs of $34,624.

Effective September 1, 2013, we conveyed our interest in the Dix, Melody, Curlee, Palacios and Illinois properties to Carter E&P, LLC in conjunction with our termination of Steven Carter as Vice President of Operations for $0 cash proceeds and the assumption of the abandonment liabilities of $4,381. In accordance with full cost rules, we recognized no gain or loss on the sale.

Effective March 25, 2014, we conveyed our interest in the Barge Canal Welder properties to Winright Oil Company, LLC.  We received net proceeds of $625,000 for this conveyance.  In accordance with full cost rules, we recognized no gain or loss on the sale.

Unevaluated Properties

Namibia, Africa

In September 2012, we acquired a 39% (43.33% cost responsibility) working interest in a concession in Namibia, Africa.  With our acquisition of HCN in December 2013, we acquired a 51% (56.67% cost responsibility) and we now own 90% (100% cost responsibility) of this concession, as described above in Note 2 –Acquisitions.

Additions to unevaluated properties during the nine months ended April 30, 2014 primarily of:

☐	Approximately $800,000 of exploration costs associated with the acquisition of aerial gravity and magnetic data over the Namibia concession, and
☐	Approximately $129,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia.

As of April 30, 2014, approximately $2.1 million has been expended towards the initial exploration period.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period.  As of April 30, 2014 and July 31, 2013, the net book value of oil and gas properties did not exceed the ceiling amount and thus, there was no impairment.

Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability as of April 30, 2014 and July 31, 2013:

	April 30, 2014	July 31, 2013
Liability for asset retirement obligation, beginning of period	$10,933,398	$9,382,933
Asset retirement obligations sold	(33,195)	(438)
Asset retirement obligations incurred on properties drilled	-	26,500
Accretion	731,093	1,056,508
Revisions in estimated cash flows	(100,932)	786,120
Costs incurred	(84,618)	(318,225)
Liability for asset retirement obligation, end of period	$11,445,746	$10,933,398

Current portion of asset retirement obligation	$578,290	$724,374
Noncurrent portion of asset retirement obligation	10,867,456	10,209,024
Total liability for asset retirement obligation	$11,445,746	$10,933,398

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

Interest accrued on the principal amount at the rate of 5% per annum, calculated semi-annually and payable in arrears. At HEC’s sole discretion, it could pay the first tranche of the Fee and principal associated with the note payable using HEC common stock. HEC was required to pay a late fee of 10% per quarter for any outstanding balance of the Fee under the Consulting Agreement which  commenced 30 calendar days from the date that the Fee or portion of the Fee is due, which by the terms of the Consulting Agreement may only be paid in cash.  The Consulting Agreement is more fully described in our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.

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

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle.  The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.  The principal balance owed on the note payable was $7,082 and $11,678 as of April 30, 2014 and July 31, 2013, respectively.

In March 2013, we financed our commercial insurance program using a note payable for $260,905. Under the note, we are obligated to make nine payments of $29,591 per month, which include principal and interest, beginning in March 2013. As of April 30, 2014, the note payable balance was $0.

In June 2013, the outstanding balance on our line of credit, $300,000, was replaced by a term loan that matures on June 22, 2015. Under the term loan, we are obligated to make twenty four monthly payments of $12,500 principal reduction plus interest for the month. The note carries interest at prime + 1%, currently 6%. As of April 30, 2014, $175,000 remained outstanding on this note.  The note is collateralized by assets of our subsidiary, GBE.

In November 2013, we issued a promissory note for funds received from Mr. Kent Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan us up to $600,000 at an interest rate of 6.25%.  The previous debt of $100,000 was rolled into this new note.  Additionally, we borrowed $200,000 from Mr. Watts during April 2014.  The total balance on the note was $300,000 as of April 30, 2014.   Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017.  The note is secured by the Company’s assets owned by GBE, subject to any other lien holder’s superior rights, if any.

In February 2014, we financed our commercial insurance program using a note payable for $403,104. Under the note, we are obligated to make nine payments of $45,718 per month, which include principal and interest, beginning in March 2014. As of April 30, 2014, the note payable balance was $311,663.

Note 7 – Capital Stock

Series A Preferred Stock

On December 2, 2013, we filed a Certificate of Designation that created a new class of stock: Series A 7% Convertible Voting Preferred Stock (“Series A Preferred”).  Up to 10,000 shares of Series A Preferred are authorized. The stock has a stated value $400 per share, pays annual dividends at 7%, and is convertible into HEC common stock, at the holder’s option, at a conversion rate of $6.00 per share. The Series A Preferred is neither redeemable nor is it callable. Series A Preferred shareholders may vote their common stock equivalent voting power. We analyzed the Series A Preferred using the guidance contained in ASC 815-40, Derivatives and Hedging, and concluded that the instrument was indexed to our own stock and qualified to be included in stockholders’ equity.

In connection with the acquisition of HCN on December 9, 2013, HEC issued 8,188 shares of our Series A Preferred Stock to a former Preferred Stock shareholder of HCN, as described in Note 2 – Acquisitions, above.  Value of the preferred stock at issuance was $3,275,200 (8,188 shares at par value of $400).  These shares were recorded in equity at par of $3,275,200.  Because the Series A preferred stock is immediately convertible, the value of a beneficial conversion feature of $949,808 was immediately recognized as a dividend.  During the nine months ended April 30, 2014, the holder of the Series A Preferred Stock earned dividends of $96,015.  As of April 30, 2014, these dividends have not been accrued as liabilities since they were not declared by the Company.

Common Stock Issuances

On October 31, 2013, we issued 619,960 shares of common stock to HCN to settle the $2,400,000 Fee as described in Note 6 – Notes Payable, $553,630 of interest and late fees associated with the Fee, and $635,937 of joint interest billings payable to HCN for its work on the Namibian concession.  The shares were valued and recorded at $3,589,567, based on the value of the obligations settled.

In connection with the acquisition of HCN on December 9, 2013, we issued 8,396,667 shares of our common stock, as described in Note 2 – Acquisitions, above.  These common stock shares were recorded in equity at par of $8,397 plus additional paid-in capital of $599,409, totaling $607,806, as described above in Note 2 – Acquisitions.

In conjunction with the HCN acquisition, we issued 7,470,000 shares of our common stock to the former owners of NEI.  These shares were contingently-issuable consideration for the acquisition of NEI and we valued them at $31,612,000 and recorded it as Acquisition-related costs - related party expense in September 2012.

During the nine months ended April 30, 2014, we issued 50,061 shares of common stock to employees and directors for services performed.  We recognized $307,641 in compensation expense for these shares.

HCN Series A Preferred Stock

On December 3, 2013, before the HEC acquisition of HCN, HCN issued 3,963 shares of its Series A Preferred Stock to Kent Watts, HCN CEO, in order to cancel amounts owed to him for advances he made to the Company in the amount of $1,379,891 plus accrued interest and dividends owed to him of $205,309, totaling $1,585,200.  The HCN Series A Preferred Stock had cash dividends of 7% per year, payable in either cash or shares of stock, at the Company’s option.  During the nine months ended April 30, 2013, the HCN preferred stock accrued dividends of $39,230, which was satisfied through the issuance of the HCN preferred stock on December 3, 2013.

These 3,963 shares of preferred stock plus the previously outstanding 4,225 shares were exchanged for 8,188 shares HEC Series A Preferred Stock, as described above in the acquisition of HCN.

HCN Common Stock Issuances

During the nine months ended April 30, 2014, prior to HEC’s acquisition of HCN, HCN issued 6,559,257 shares of its common stock for cash of $31,071.  These shares were included in the HCN shares exchanged for the 8,396,667 HEC shares in the HCN Acquisition, as described above.

Receivables for Common Stock

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN in exchange for a note receivable in the amount of $1,000,000.  HEC acquired this receivable upon its acquisition of HCN.  The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. We collected $675,000 in cash on this note receivable through April 30, 2014.   At July 31, 2013, these shares were classified as treasury stock within equity at the cost HCN obtained them from outside entities for services performed following the consolidation of comparative periods for acquired entities under common control (See Note 2 – HCN Acquisition).  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

On December 4, 2013 HCN sold 619,960 shares of unregistered and restricted HEC common stock in return for a $1,859,879 non-interest bearing note receivable from an unrelated entity.  HEC acquired this receivable upon its acquisition of HCN.  The 619,960 HEC common stock shares were previously issued by HEC to HCN to settle liabilities due by HEC related to the consulting services agreement described below in Note 6 – Notes Payable.  The receivable from the individual is due to HEC upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale  or within sixty days from the date that the shares become unrestricted (whichever is first); or 3) 100% of any remaining balance due within 90 days of HEC being listed on a major stock exchange and whereby the share price is above $6.00 per share.  As with the above receivable for common stock, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity.  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

Stock Options and Warrants

As of April 30, 2014, HEC could grant up to 1,000,000 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

Options granted to non-employees

We account for options granted to non-employees under the provisions of ASC 505-50, Equity-Based Payments to Non-employees, and record the associated expense at fair value on the final measurement date.  Because there is no disincentive for nonperformance for these awards, the final measurement date occurs when the services are complete, which is the vesting date. For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

In August 2013, 40,000 of the 200,000 options granted to our independent directors became vested and the remainder of the previously unamortized fair value of these options, $16,184, was recognized on the vesting date. The fair value was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.01%, a dividend yield of 0%, and a volatility factor of 144.01%.

In October 2013, the board accelerated the vesting of the remaining 160,000 options so that they became fully and immediately vested. The fair value of the options on the date of vesting of $851,096 was recognized immediately as an expense. The fair value was estimated using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 2.09%, a dividend yield of 0%, and a volatility factor of 117.31%.

In addition, during October 2013, the final tranche of certain options that had originally been granted to non-employees in April 2011 vested.

The following table provides information about options granted to non-employees under our stock incentive plans during the nine months ended April 30, 2014 and 2013:

	2014		2013
Number of options granted		-	200,000
Compensation expense recognized		$887,544	$463,739
Weighted average exercise price of options granted	$	N/A	$6.60

The following table details the significant assumptions used to compute the fair values of stock options revalued during the nine months ended April 30:

	2014	2013
Risk-free interest rate	2.01% - 2.09%	1.11% - 1.14%
Dividend yield	0%	0%
Volatility factor	117.05-144.01%	142.32%-142.44%
Expected life (years)	6.5 years	6.5 years

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the nine months ended April 30, 2014 and 2013:

	2014		2013
Number of options granted		-		-
Compensation expense recognized		$56,028		$190,711
Weighted average exercise price of options granted	$	N/A	$	N/A

Summary information regarding stock options issued and outstanding as of April 30, 2014 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2013	512,000	$7.14	$-	7.98
Granted	-	-
Exercised	-	-
Expired	(246,667)	7.50
Outstanding at April 30, 2014	265,333	$6.82	$-	8.20

No non-vested stock options existed as of April 30, 2014.

Warrants

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is a related party as described in Note 8 – Related Party Transactions. Under the terms of the agreement, we granted warrants to purchase 400,000 shares of common stock that have a market condition.  If our common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C were amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  As of April 30, 2014, the expense for the warrants was fully amortized.

The following reflects the fair value at the end of the derived service for each of the warrants:

	Warrant B	Warrant C
Fair value	$266,017	$206,245

The following table reflects information regarding Warrant B and Warrant C during the nine months ended April 30, 2014 and 2013:

	2014	2013
Compensation expense recognized	$6,754	$178,959

Summary information regarding common stock warrants issued and outstanding as of April 30, 2014, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2013	1,236,959	$7.50	$-	1.87
Granted	-	-
Exercised	-	-
Expired	(152,375)	7.50
Outstanding at quarter ended April 30, 2014	1,084,584	$7.50	$-	1.29

Note 8 – Related Party Transactions

In September 2013, before the HEC acquisition of HCN, HCN sold 191,667 shares of HEC common stock to a related party for $1,000,000 note receivable.  We collected $675,000 on this note receivable through April 30, 2014.

In October 2013, prior to our acquisition of HCN, we settled our obligations to HCN under the HCN Consulting Agreement through the issuance of 619,960 shares of HEC.  These obligations consisted of the then-outstanding $2,400,000 Fee and $553,630 of interest and late fees associated with the Fee by issuance of our common stock. (See Note 7 - Capital Stock). Further, $25,000 of the related interest and fees was settled in cash.  Prior to HEC’s acquisition of HCN, HCN sold these shares to an unrelated entity for a note receivable of $1,859,879.  As HCN is now our wholly-owned subsidiary, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity. See discussion of this receivable in Note 7 – Capital Stock – Receivables for Common Stock.

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

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of April 30, 2014 and July 31, 2013, this company owed us $80,468 and $84,806, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, as detailed in Note 7 – Capital Stock - Warrants.  The contract permits us to terminate the agreement after the first year with thirty days notice.  We recognized expense of $6,754 and $178,959 from this contract during the nine months ended April 30, 2014 and 2013, respectively.

During the quarter ended October 31, 2012, we purchased NEI for up to 8,300,000 shares of our common stock. We recognized $34,834,752 of expense associated with the acquisition of NEI, which consisted of the assumption of NEI’s net liability of $1,837,952, $3,784,800 associated with the 830,000 shares issued at the closing date of the acquisition and $29,212,000 associated with 7,470,000 shares that would be issued in stages upon attainment of certain market conditions. The transaction is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.

In conjunction with the HCN acquisition, the HEC board authorized the issuance of 7,470,000 shares of our common stock to the former owners of NEI.  These shares were the contingently-issuable consideration for the acquisition of NEI discussed above in Note 2 – Acquisitions.  We issued these shares on December 9, 2013 and based on market close of $7.74 per share on that date, the value of these shares was $57,817,800.   These shares were issued to the former owners of NEI, who include Michael Watts and entities owned by his adult children, including the wife of Mr. Driver.

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

	Three months ended		Nine Months ended
	April 30,		April 30,
	2014	2013	2014	2013
Revenues	$-	$157,692	$39,274	$476,828
Lease operating costs	$-	$63,819	$23,259	$178,968
Overhead costs incurred	$-	$6,708	$4,687	$20,668

	April 30,	July 31,
	2014	2013
Outstanding related party accounts receivable at period end	$-	$91,967
Outstanding related party accounts payable at period end	$-	$-

In August 2013, we closed our Corpus Christi office and terminated this officer.  In conjunction with the office closure and termination, we assumed operatorship of the Barge Canal properties effective September 1, 2013.  In addition, we conveyed multiple properties located in the South Texas and Illinois area to this officer for $0 cash consideration and assumption of the associated asset retirement obligations. (See Note 3 – Oil and Gas Properties)

Mr. George Harrop, the father of HEC’s former Chief Accounting Officer, Sarah Berel-Harrop and has a 5% working interest in one of our wells in Galveston Bay.  As of April 30, 2014 and July 31, 2013, we had an advance outstanding that is due to Mr. Harrop, which was reflected in the caption “Due to related parties”, of $0 and $15,046 respectively.

In November 2013, we issued a promissory note for funds received from Mr. Kent Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan us up to $600,000 at an interest rate of 6.25%.  The previous debt of $100,000 was rolled into this new note.  Additionally, we borrowed $200,000 from Mr. Watts during April 2014.  The total balance on the note is $300,000 as of April 30, 2014.   Accrued interest is payable monthly and beginning in August 2014 the principal is due in 36 monthly payments through July 2017.  The note is secured by the Company’s assets owned by GBE, subject to any other lien holder’s superior rights, if any.  We recognized interest expense of $3,967 related to these notes during the nine months ended April 30, 2014.

During the nine months ended April 30, 2014, Kent Watts advanced HCN (prior to its acquisition by HEC) $1,142,232 for working capital purposes.  On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent Watts in order to cancel the majority of the outstanding balance HCN owed to Kent Watts at that time.  (See Note 7 – Capital Stock – HCN Series A Preferred Stock).  As of April 30, 2014, we had current liabilities to Kent Watts of $47,410.

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

A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection.  Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021.  Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000.  We have engaged legal counsel to dispute the regulator’s claim.  If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC. As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 5 – Asset Retirement Obligation) that is estimated using the guidance in ASC 410-20, Asset Retirement and Environmental Obligations.  We have not received any further communications from the regulator as of the date of this report.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost of remediation to range between $150,000 and $900,000. We have submitted a remediation plan to the appropriate state authorities and have not yet received a response. For the period ended April 30, 2014 and July 31, 2013, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

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

In June 2013, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortize these fees on a straight-line basis. The following table reflects the prepaid balances as of:

	April 30, 2014	July 31, 2013
Prepaid letter of credit fees	$101,850	$101,850
Amortization	(84,875)	(8,488)
Net prepaid letter of credit fees	$16,975	$93,362

Note 10 – Additional Financial Statement Information

Available for Sale Securities

During the nine months ended April 30, 2013, we owned marketable equity securities, which were classified as available for sale.

During the quarter ended October 31, 2012, we received cash proceeds of $145,237 from sales of securities with a cost basis of $607,201; thus, we had a realized loss on sale of available for sale securities of $461,964. We reclassified $447,755 unrealized loss from other comprehensive loss into earnings in conjunction with these sales.  In October 2012, we evaluated our securities, specifically stock in Hyperdynamics Corporation, for impairment.  Based on our evaluation, which included factors such as the duration and severity in the decline of the market price of the securities, public announcements of the Hyperdynamics’ farmout agreement for its only asset and the unfavorable market reaction to the agreement, and our intent and ability to hold the securities for a reasonable period of time sufficient for a recovery of our original cost, we determined that the securities had incurred an other than temporary decline in fair market value.  Accordingly, we recognized an other-than-temporary impairment of $275,327.

During December 2012, we received cash proceeds of $142,637 from sales of securities with a cost basis of $198,593; thus we had a realized loss on sale of available for sale securities of $55,956.  We reclassified $743,082 unrealized loss from other comprehensive loss into earnings in conjunction with these sales and the impairment.

As of July 31, 2013 and April 30, 2014, we did not hold any available for sale securities.

Derivative Warrant Liability

ASC Topic No. 815-40, Derivatives and Hedging, defines determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Certain warrants we issued during the year ended July 31, 2010 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants will be recognized currently in earnings in our consolidated statement of operations under the caption “Loss on warrant derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants issued during the year ended July 31, 2010, were determined using a lattice model and have been recognized as a derivative liability as described below.

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

Based on the valuation, an unrealized gain on changes in fair value of $1,056,224 was recorded as a reduction of the derivative liability and as an unrealized gain on the change in fair value of the liability in our statement of operations for the nine months ended April 30, 2013.  Additionally, as a result of the expiration of the down-round repricing features for warrants to purchase shares common stock, the warrants were no longer derivatives.  The fair values of the warrants on the dates the features expired, $269,164, was reclassified to additional paid-in capital during the nine months ended April 30, 2013.

The warrant agreement provides that the anti-dilution provisions expire three years after the issuance of the warrants.  Accordingly, the provision for warrants to purchase 136,022 and 68,800 shares of common stock expired on October 15, 2012 and November 13, 2012, respectively.  As of each those dates, the fair value of the warrant was determined for a final mark to market adjustment and the outstanding warrant derivative liability was reclassified to equity, as the warrants were no longer derivatives.

Note 11 – Subsequent Events

On May 8, 2014, we affected a 3:1 reverse split of our authorized common stock and a corresponding 3:1 reverse split of our outstanding common stock.  All share and per share amounts have been retroactively restated to reflect the reverse split.  This presentation is consistent with the guidance in ASC 260-10-55-12, Earnings per Share, which requires retrospective restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2014 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended April 30, 2014 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2013.

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

In Abu Dhabi, United Arab Emirates (“U.A.E”) our subsidiary Otaiba Hydrocarb LLC, is continuing the registration process with several of the National Oil Companies ADNOC, ADCO, and ADMA-OPCO. We have a comprehensive oil and gas field services license  granted by the Supreme Petroleum Council of the U.A.E to perform all  upstream and downstream technical and support services. We are uniquely positioned to take advantage of any future expansion of exploration or development in the oil and gas sector in the U.A.E. We expect to be generating revenue from these efforts in late 2014.

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

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended April 30, 2014 compared to the three months ended April 30, 2013:

Production data:

	Three months ended April 30,
	2014			2013
	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Production	8,047	42,165	15,075	11,390	45,230	18,928
Average sales price	$103.57	$5.32	$70.15	$108.86	$3.20	$73.16
Average lease operating expense			$103.44			$54.19

Statements of operations:

	Three months ended April 30,
	2014	2013	Increase/ (Decrease)	% Change

Revenues	$1,057,550	$1,384,727	$(327,177)	(24)%

Operating expenses
Lease operating expense	1,559,339	1,025,745	533,594	52%
Depreciation, depletion, and amortization	179,678	221,511	(41,833)	(19)%
Accretion	242,608	225,498	17,110	8%
Consulting fees – related party	-	47,386	(47,386)	(100)%
General and administrative expense	645,496	1,135,214	(489,718)	(43)%
Total operating expenses	2,627,121	2,655,354	(28,233)	(1)%

Loss from operations	(1,569,571)	(1,270,627)	(298,944)	24%

Consulting and other income	712	169,359	(168,647)	(100)%
Interest income (expense), net	(20,905)	14,954	(35,859)	(240)%
Foreign currency transaction (loss)	(3,380)	(582)	(2,798)	481%
Income tax benefit	-	128,812	(128,812)	(100)%

Net loss	(1,593,144)	(958,084)	(635,060)	66%
Net loss attributable to noncontrolling interests	(1,602)	(2,432)	830	(34)%
Dividend on preferred stock	-	(29,183)	29,183	(100)%
Deemed dividend on preferred stock	(57,609)	-	(57,609)	(100)%

Net loss attributable to HEC	$(1,649,151)	$(984,835)	$(664,316)	67%

We recorded net loss of $1,649,151, or ($0.08) per basic and diluted common share, during the quarter ended April 30, 2014, as compared to a net loss of $984,835, or ($0.22) per basic and diluted common share, during the quarter ended April 30, 2013.

The changes in results were predominantly due to the factors below:

●	Revenues decreased due to decreased oil production volume in fiscal 2014 and lower sales prices. Production was lower due to an unusually high number of days with freezing winter temperatures in South Texas during the period and significant well repairs.

●	Lease operating expenses increased due to significant well repairs in the current year.

●	Depreciation, depletion, and amortization decreased because of lower production in the current year versus production in the same quarter of last year.

●
Consulting fees – related party includes amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services.  The award has market conditions and thus expense was estimated using a lattice model and was amortized over the service period.  The quarter ended April 30, 2013 has a full quarter’s amortization, whereas the quarter ended April 30, 2014 has no expense due to the completion of the service period during the quarter ended October 31, 2013.  See Note 7 – Capital Stock – Warrants for more information about these warrants.

●	General and administrative expenses decreased primarily as a result of decreased compensation expense related to stock options.

●
Consulting and other income primarily represents income earned for geological consulting services and asset acquisition consulting. The decrease in this income was due to the completion of the consulting project at HCN.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013:

Production data:

	Nine months ended April 30,
	2014			2013
	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Production	32,118	146,232	56,490	44,433	128,959	65,926
Average sales price	$102.75	$4.02	$68.82	$105.62	$3.18	$77.40
Average lease operating expense			$61.74			$49.74

Statements of operations:

	Nine months ended April 30,
	2014	2013	Increase/ (Decrease)	% Change

Revenues	$3,887,493	$5,102,991	$(1,215,498)	(24)%

Operating expenses
Lease operating expense	3,487,798	3,279,345	208,453	6%
Depreciation, depletion, and amortization	673,357	792,709	(119,352)	(15)%
Accretion	731,093	682,614	48,479	7%
Consulting fees – related party	6,754	228,469	(221,715)	(97)%
Acquisition-related costs – related party	-	34,834,752	(34,834,752)	(100)%
General and administrative expense	3,383,820	3,081,084	302,736	10%
Total operating expenses	8,282,822	42,898,973	(34,616,151)	(81)%

Loss from operations	(4,395,329)	(37,795,982)	33,400,653	(88)%

Consulting and other income	68,912	1,056,508	(987,596)	(93)%
Interest expense, net	(98,033)	(116,522)	18,489	(16)%
Loss on sale of available for sale securities	-	(517,920)	517,920	(100)%
Impairment of available for sale securities	-	(275,327)	275,327	(100)%
Gain on derivative warrant liability	-	1,056,224	(1,056,224)	(100)%
Loss on disposal of assets	-	(14,054)	14,054	(100)%
Foreign currency transaction gain (loss)	(34,006)	6,731	(40,737)	(605)%
Income tax provision	(4,599)	122,949	(127,548)	(104)%

Net loss	(4,463,055)	(36,477,393)	32,014,338	(88)%
Net loss attributable to noncontrolling interests	(4,962)	(7,384)	2,422	(33)%
Dividend on preferred stock	(34,254)	(39,230)	4,976	(13)%
Deemed dividend on preferred stock	(96,015)	-	(96,015)	(100)%
Accretion dividend on preferred stock	(949,808)	-	(949,808)	(100)%

Net Loss attributable to HEC	$(5,538,170)	$(36,509,239)	$30,971,069	(85)%

We recorded net loss of $5,538,170, or ($0.42) per basic and diluted common share, during the nine months ended April 30, 2014, as compared to a net loss of $36,509,239, or ($8.46) per basic and diluted common share, during the nine months ended April 30, 2013.

The changes in results were predominantly due to the factors below:

●	Revenues decreased due to decreased oil production volume in fiscal 2014 and lower sales prices. Production was lower in the current year due to an unusually high number of days with freezing winter temperatures in South Texas during the period and significant well repairs.

●	Lease operating expenses increased due to significant well repairs in the current year.

●	Depreciation, depletion, and amortization decreased because of lower production in the current year versus production in the same period of last year.

●
Consulting fees – related party pertains to amortization of expense associated with warrants granted as compensation to a company for investor relations and public relations services.  The award has market conditions and thus expense was estimated using a lattice model and was amortized over the service period.  The nine months ended April 30, 2013 has a full nine months’ amortization, whereas the nine months ended April 30, 2014 has minimal expense due to the completion of the service period early in the period.  See Note 7 – Capital Stock – Warrants for more information about these warrants.

●
During the nine months ended April 30, 2013, we incurred $34,834,752 of expense in conjunction with our acquisition of NEI.  The transaction, which is a related party transaction is more fully described in Note 2 – Acquisitions – Namibia Exploration, Inc. of our audited financial statements for the year ended July 31, 2013, contained in our Annual Report filed with the SEC on Form 10-K.  This charge is the most significant difference in the results of operations from the comparable period in fiscal 2013.

●	Our increase in general and administrative expenses is primarily attributable to the immediate vesting of 160,000 of director options with the fair value of the options on the date of vesting of approximately $851,000 recognized as an expense during the current nine months. This was partially offset by a decrease in legal and professional expenses and decreased salaries due to personnel changes. We expect general and administrative expense to increase with the acquisition of HCN.

●	Consulting and other income (expense) primarily represents income earned for geological consulting services and asset acquisition consulting. The decrease in this income was due to the completion of the consulting project at HCN.

●
As of July 31, 2013, we no longer held any available for sale securities nor was a derivative warrant liability outstanding.  Accordingly, losses and impairments associated with available for sale securities and gains associated with changes in the fair value of the derivative warrant liability did not occur during the nine months ended April 30, 2014.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of April 30, 2014 and July 31, 2013:

	April 30, 2014	July 31, 2013

Cash and cash equivalents	$792,045	$354,829
Working capital (deficit)	$(2,291,577)	$(2,341,541)

At April 30, 2014, we had $792,045 of cash on hand and a working capital deficit of $2,291,577.  As such, our working capital alone on April 30, 2014 was insufficient to enable us to pay our lease operating costs, to pay our general and administrative expenses, and to also pursue our plan of operations over the next 12 months.

Cash flows from operations decreased in the three-month period ending April 30, 2014.  This was due primarily to field operations being severely impacted by much colder than normal weather.

Our plan of operations over the next twelve months is to increase cash flow upon one or more of the following occurring:

1.	Raise capital through the sale of certain producing properties;

2.	Continue to receive payments on the two receivables for HEC common stock;

3.	Raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner;

4.	Release restricted cash from the State Bonding requirement, as shut-in wells are brought back into production and/or as wells are plugged;

5.	Obtain a line of credit from lenders to perform the work;

6.	Continue to enhance production from our four production oil and gas fields in Galveston Bay.

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

Net Cash Provided by Operating Activities

During the nine months ended April 30, 2014, operating activities used $825,798 in comparison to using $130,281 during the nine months ended April 30, 2013. The increase in the cash used by operating activities is primarily attributable to the reduced revenues, described above, partially offset by the reduced lease operating expenses and the various timings of payables and accruals.

Net Cash Used in Investing Activities

During the nine months ended April 30, 2014, investing activities used cash of $522,731 compared to cash used of $1,068,080 during the nine months ended April 30, 2013.  The change is due to the increased proceeds from the sale of oil and gas properties during the nine months ended April 30, 2014.  We received net proceeds of $625,000 our interest in the Barge Canal Welder properties

Net Cash Used in Financing Activities

Financing activities during the nine months ended April 30, 2014 provided cash of $1,785,745 in comparison to providing $544,397 in cash during the nine months ended April 30, 2013.  The change in cash provided is primarily a result of HCN’s borrowings from related party before our acquisition of HCN, collections on the receivable for stock sale and proceeds from notes payable to related party.

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

Stock-Based Compensation

ASC 718, Compensation-Stock Compensation, requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

We account for non-employee share-based awards based upon ASC 505-50, Equity-Based Payments to Non-Employees.  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

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

Internal Control over Financial Reporting

During the three months ended April 30, 2014, we continued to implement and document entity-level controls, formalize risk assessment processes and adopt additional policies and procedures to improve our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

As of June 13, 2014, we were a party to the following legal proceedings:

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

During January 2014, we issued an aggregate of 50,061shares of common stock to six employees and consultants for services rendered.  We valued these transactions at approximately $300,000.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors were knowledgeable about our operations and financial condition.  The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1*
Certification of Principal Executive and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROCARB ENERGY CORP.
/s/ Pasquale V. Scaturro
Pasquale V. Scaturro
Chief Executive Officer and a director
(Principal Executive Officer)
Date: June 17, 2014