Form 10-Q
period 2014-10-31
HYDROCARB ENERGY CORP
filed 2014-12-15
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

HYDROCARB ENERGY CORP.
(Exact name of registrant as specified in its charter)
NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 375
Houston, Texas  77024
(Address of principal executive offices, including zip code)

(713) 970-1590
(registrant’s principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐
No ☒

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

As of December 15, 2014, 21,206,794 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	4

2..	Consolidated Statements of Operations (unaudited)	5

3.	Consolidated Statements of Cash Flows (unaudited)	6

4.	Notes to Consolidated Financial Statements (unaudited)	7

HYDROCARB ENERGY CORP.
 Consolidated Balance Sheets
(Unaudited)

	October, 2014	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,842,898	$144,258
Oil and gas revenues receivable, net	239,213	372,120
Accounts receivable - related party	57	58,014
Other current assets	287,298	446,320
Other receivables	91,252	38,455
Total current assets	2,460,718	1,059,167

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $3,701,639 and $3,491,420, respectively; and accumulated impairment of $373,335 and $373,335, respectively	15,286,410	15,288,370
Unevaluated property	2,260,911	2,119,769
Restricted cash	6,877,944	6,877,944
Other assets	453,712	219,942
Property and equipment, net of accumulated depreciation of $145,644 and $135,590, respectively	156,035	166,963
TOTAL ASSETS	$27,495,730	$25,732,155

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,241,040	$2,795,675
Current portion of notes payable	48,705	334,688
Asset retirement obligations – short term	60,000	1,133,690
Advances	226,613	195,904
Due to related parties	98,585	165,542
Total current liabilities	2,674,943	4,625,499

Notes payable, net of discount	3,643,380	-
Notes payable – related party	600,000	600,000
Asset retirement obligations – long term	11,906,007	10,582,540
Total liabilities	18,824,330	15,808,039

Stockholders' Deficit:
Series A 7% Convertible Preferred Stock, 10,000 shares authorized, $400 par, 8,188 shares issued and outstanding as of October 31, 2014 and July 31, 2014	3,275,200	3,275,200
Common stock: $001 par value; 333,333,333 shares authorized; 21,180,812 and 21,081,602 shares issued and outstanding as of October 31, 2014 and July 31, 2014, respectively	21,181	21,082
Receivable for common stock	(2,184,879)	(2,184,879)
Additional paid-in capital	79,481,630	78,953,599
Accumulated deficit	(71,885,874)	(70,106,351)
Total stockholders' equity	8,707,258	9,958,651
Noncontrolling interests	(35,858)	(34,535)
Total equity	8,671,400	9,924,116

TOTAL LIABILITIES AND EQUITY	$27,495,730	$25,732,155
The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Revenues	$1,205,429	$1,840,211

Operating expenses
Lease operating expense	1,297,555	1,117,332
Depreciation, depletion, and amortization	224,256	301,915
Accretion	302,208	243,976
Consulting fees - related party	-	6,754
General and administrative expense	943,280	1,791,999
Total operating expenses	2,767,299	3,461,976

Loss from operations	(1,561,870)	(1,621,765)

Consulting and other income	4,042	(25,326)
Interest income (expense), net	(227,777)	58,192
Foreign currency transaction gain (loss)	4,759	(1,655)

Net loss before income taxes	(1,780,846)	(1,590,554)

Income tax (provision) benefit	-	(4,599)

Net loss	(1,780,846)	(1,595,153)

Less: Net loss attributable to noncontrolling interests	(1,323)	(1,472)

Net loss attributable to Hydrocarb Energy Corp.	(1,779,523)	(1,593,681)
Dividend on preferred stock	-	(31,235)
Net loss attributable to Hydrocarb Energy Corp. after dividends	$(1,779,523)	$(1,624,916)

Basic and diluted loss per common share:	$(0.08)	$(0.37)

Weighted average shares outstanding (basic and diluted)	21,151,819	4,427,001

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,780,846)	$(1,595,153)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation, depletion and amortization	224,256	301,915
Accretion	302,208	243,976
Amortization of debt discount, loan origination fees and prepaid interest	196,278	-
Warrants granted to related party	-	6,754
Share based compensation	280,475	983,930
Changes in operating assets and liabilities:
Accounts receivable	132,907	147,787
Accounts receivable - related party	57,957	109,426
Accounts payable and accrued expenses	(554,635)	25,724
Due to related parties	(66,957)	1,052,784
Advances	30,709	5,920
Settlement of asset retirement obligations	-	(59,518)
Other assets and receivables	114,400	380,634
NET CASH USED IN OPERATIONS	(1,063,248)	1,604,179

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(401,831)	(888,745)
Purchases of property and equipment	(3,110)	(32,130)
NET CASH USED IN INVESTING ACTIVITIES	(404,941)	(920,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(285,983)	(142,465)
Net proceeds from borrowings	3,452,812	-
Dividend on HCN preferred stock	-	(31,235)
Proceeds from subsidiary sale of its common stock	-	31,071
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,166,829	(142,629)

EFFECT OF EXCHANGE RATES ON CASH	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,698,640	540,675

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,258	352,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,842,898	$893,504

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$10,000
Interest	$8,054	$10,563

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

The unaudited consolidated financial statements of Hydrocarb Energy Corp. (“Hydrocarb”, “HEC”, the “Company”, “we”, “us”, and “our”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2014, as reported in the Form 10-K, have been omitted.

While working towards plans and expectations of being listed on a major stock exchange, we currently trade on the OTCQB under the stock symbol “HECC”.

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States and onshore in Namibia, Africa.  We maintain developed acreage offshore in Texas.  As part of our ongoing business strategy, we continue to review and evaluate acquisition opportunities in the continental United States and internationally.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc. (“Penasco”), a Nevada corporation, (ii) Galveston Bay Energy, LLC (“GBE”), a Texas limited liability company, (iii) SPE Navigation I, LLC, a Nevada limited liability company (“SPE”), (iv) Namibia Exploration, Inc. (“NEI”), a Nevada corporation, (v) Hydrocarb Corporation, a Nevada corporation (“HCN”), (vi) Hydrocarb Texas Corporation, a Texas corporation, and (vii) Hydrocarb Namibia Energy (Pty) Limited (“Namibia”), a company chartered in the Republic of Namibia.  In addition, we own 95% of the issued and outstanding share capital of Otaiba Hydrocarb LLC (“Otaiba”), a UAE limited liability corporation. The accompanying consolidated financial statements include the accounts of the entities noted above.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of HCN, an entity under common control, on December 9, 2013 (See Note 2 – HCN Acquisition) has resulted in a change in the reporting entity. The consolidated financial statements presented for the periods subsequent to the acquisition include the accounts of HCN and its subsidiaries. As HEC and HCN are under the common control of the same shareholder group, the acquired assets and liabilities were recorded at the historical carrying value and the consolidated financial statements were retroactively restated to reflect the Company as if HCN had been owned since the beginning of the earliest period presented.

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

Stock Split

On May 8, 2014, we effected a 1:3 reverse split of our authorized common stock and a corresponding 1:3 reverse split of our outstanding common stock.  All share and per share amounts in this report have been retroactively restated to reflect the reverse split.  This presentation is consistent with the guidance in ASC 260-10-55-12, Earnings per Share, which requires retroactive restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements.

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

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

Prior to the HCN acquisition, HCN was directly and indirectly majority-owned and controlled by HEC’s Chairman of the Board and entities related to him and his family.  Since HCN and HEC were under common control of a controlling party both before and after the completion of the share exchange, the transaction was accounted for as a business acquired from an entity under common control and the assets and liabilities acquired were recorded at HCN’s historical cost at Acquisition Date following ASC 805-50-30, Business Combinations.  Under this accounting treatment, the results of operations for the three months ended October 31, 2014 and assets and liabilities of HCN are included in these financial statements as if the transaction had occurred at the beginning of the period.  Prior reporting periods in these financial statements have been retroactively adjusted to include HCN and its subsidiaries.

According to ASC 805-50-30, the net assets of HCN are to be recorded at historical cost, therefore, the value of the 8,396,667 common shares and 8,188 preferred shares are deemed to be the same as the historical value of HCN net assets of $1,398,127 with excess of $599,409 recorded as additional paid in capital by HEC.

Summary of the accounting entry to record this acquisition in 2013 is as follows.

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

Note 3 – Supplemental Cash Flow Information

	Three Months Ended
	October 31, 2014	October 31, 2013
NONCASH INVESTING AND FINANCING ACTIVITIES
Receipt of HEC common stock for notes receivable	$-	$1,000,000
Asset retirement obligation sold	$-	$4,381
Accounts payable for oil and gas properties	$-	$11,373
Asset retirement obligations – change in estimate	$(52,431)	$-
Value of shares issued to lenders as part of debt financing	$247,655	$-

Note 4 – Oil and Gas Properties

Oil and natural gas properties as of October 31, 2014 and July 31, 2014 consisted of the following:

	October 31, 2014	July 31, 2014
Evaluated Properties
Costs subject to depletion	$19,361,384	$19,153,125
Accumulated impairment	(373,335)	(373,335)
Accumulated depletion	(3,701,639)	(3,491,420)
Total evaluated properties	15,286,410	15,288,370

Unevaluated properties	2,260,911	2,119,769
Net oil and gas properties	$17,547,321	$17,408,139

Evaluated properties

Additions to evaluated oil and gas properties during the three months ended October 31, 2014 consisted mainly of exploration costs, specifically, geological and geophysical costs of approximately $261,000.

Unevaluated Properties

Namibia, Africa

We own 90% (100% cost responsibility) of our Namibia concession, as described above in Note 2 –Acquisitions.

Additions to unevaluated properties of approximately $141,000 during the three months ended October 31, 2014 consist primarily of:

•
Approximately $141,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia. As of October 31, 2014, approximately $2.2 million has been expended towards the initial exploration period.

Note 5 - Impairment

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of October 31, 2014 and July 31, 2014, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required.  Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability as of October 31, 2014 and July 31, 2014:

	October 31, 2014	July 31, 2014
Liability for asset retirement obligation, beginning of period	$11,716,230	$10,933,398
Asset retirement obligations sold	-	(33,195)
Accretion	302,208	1,043,928
Revisions in estimated cash flows	(52,431)	(104,237)
Costs incurred	-	(123,664)
Liability for asset retirement obligation, end of period	$11,966,007	$11,716,230

Current portion of asset retirement obligation	$60,000	$1,133,690
Noncurrent portion of asset retirement obligation	11,906,007	10,582,540
Total liability for asset retirement obligation	$11,966,007	$11,716,230

Note 7 – Notes Payable

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle.  The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month.  The principal balance owed on the note payable was approximately $4,000 and $7,100 as of October, 2014 and July 31, 2014, respectively.

In February 2014, we financed our commercial insurance program using a note payable for $403,104. Under the note, we are obligated to make nine payments of $45,718 per month, which include principal and interest, beginning in March 2014. As of October 31, 2014, the note payable balance was approximately $45,000.

Related Party Installment Note Payable

In November 2013, we issued a promissory note for funds received from Mr. Kent Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any.  In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of October 31, 2014. As part of the financing agreement with Shadow Tree (described below), this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

Credit Agreement

Effective August 15, 2014, we entered into a Credit Agreement (the “Credit Agreement”) as borrower, along with Shadow Tree Capital Management, LLC, as agent (the “Agent”), and certain lender parties thereto (the “Lenders”).  Pursuant to the Credit Agreement, the Lenders loaned us $4.0 million, which was represented by Term Loan Notes in an aggregate amount of $4,545,454 (the “Notes”), representing an original issue discount of 12%.  We also paid the Lenders a structuring fee of $90,909 equal to 2% of the principal amount of the Notes (the “Structuring Fee”) and agreed to reimburse the Lenders for all reasonable and documented fees, costs and expenses associated with the Credit Agreement, which totaled $172,824 in aggregate.  Finally, we paid ROTH Capital Partners, LLC, a placement fee of 5% of the total value of the Loans ($227,273), as placement agent and Gary W. Vick, a consulting fee of 1% of the face value of the Loans ($45,455) for consulting services rendered.  As a result of the payments above, the net amount of funding received from the Loans was $3,463,539.

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

For the three months ended October 31, 2014, the Company has recognized $154,768 of amortization expense of the original issuance discount classified as interest expense, with a net payable balance of $3,643,380 and unamortized original issuance discount of $902,074 as of October 31, 2014. In addition, we have recognized $283,455 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these cost over the term of the loan of two years. During the three months ended October 31, 2014, we recognized $41,510 of amortization expense classified as interest expense, and have $241,945 in unamortized debt issuance cost as of October 31, 2014.

Note 8 – Capital Stock

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

In connection with the acquisition of HCN on December 9, 2013, HEC issued 8,188 shares of our Series A Preferred Stock to a former Preferred Stock shareholder of HCN, as described in Note 2 – Acquisitions.  Value of the preferred stock at issuance was $3,275,200 (8,188 shares at par value of $400).  These shares were recorded in equity at par of $3,275,200.  Because the Series A preferred stock is immediately convertible, the value of a beneficial conversion feature of $949,808 was immediately recognized as a dividend.

Common Stock Issuances

Pursuant our Credit Agreement, as noted in Note 7 – Notes Payable, during August 2014, we issued 60,000 shares of restricted common stock to the Lenders.  The shares were issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances. The value of the shares was recorded as a discount to the debt and is being amortized over the term of the note.

Additionally, during the three months ended October 31, 2014, we issued 10,000 shares of restricted common stock to certain vendors for services rendered during the period for professional services, and 30,000 shares of unrestricted common stock were issued for legal services.

Receivables for Common Stock

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN in exchange for a note receivable in the amount of $1,000,000. This HCN employee is the nephew of our current CEO. HEC acquired this receivable upon its acquisition of HCN.  The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. We have collected $675,000 in cash on this note receivable through October 31, 2014. At July 31, 2013, these shares were classified as treasury stock within equity at the cost HCN obtained them from outside entities for services performed following the consolidation of comparative periods for acquired entities under common control (See Note 2 – HCN Acquisition).  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

On December 4, 2013 HCN sold 619,960 shares of unregistered and restricted HEC common stock in return for a $1,859,879 non-interest bearing note receivable from an unrelated entity in which Michael Watts has a minority interest.  HEC acquired this receivable upon its acquisition of HCN.  The 619,960 HEC common stock shares were previously issued by HEC to HCN to settle liabilities due by HEC related to the consulting services agreement described in Note 7 – Notes Payable.  The receivable from the individual is due to HEC upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale  or within sixty days from the date that the shares become unrestricted (whichever is first); or 3) 100% of any remaining balance due within 90 days of HEC being listed on a major stock exchange and whereby the share price is above $6.00 per share.  As with the above receivable for common stock, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity.  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

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

Stock Options and Warrants

As of October 31, 2014, HEC could grant up to 515,136 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

Options granted to non-employees

We account for options granted to non-employees under the provisions of ASC 505-50, Equity-Based Payments to Non-employees, and record the associated expense at fair value on the final measurement date.  Because there is no disincentive for nonperformance for these awards, the final measurement date occurs when the services are complete, which is the vesting date. For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.  There were 25,000 options granted to non-employees during the three months ended October 31, 2014.  Compensation expense of $112,500 was recognized during the three months ended October 31, 2014.  No options have been exercised, and 92,000 expired during the three months ended October 31, 2014.

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the three months ended October 31, 2014 and 2013:

	2014	2013
Number of options granted	25,000		-
Compensation expense recognized	$112,500		$-
Weighted average exercise price of options granted	$4.50	$	N/	A

Summary information regarding stock options issued and outstanding as of October 31, 2014 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at July 31,2014	265,333	$6.81	$-	7.95
Granted	25,000	4.50		5.00
Exercised	-	-
Expired	(92,000)	6.85
Outstanding at October 31, 2014	198,333	$6.52	$-	7.51

No non-vested stock options existed as of October 31, 2014.

Warrants

Summary information regarding common stock warrants issued and outstanding as of October 31, 2014, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2014	1,084,584	$7.50	$-	1.04
Granted	-	-
Exercised	-	-
Expired	(346,450)	7.50
Outstanding at quarter ended October 31, 2014	738,134	$7.50	$-	1.17

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is a related party as described below under Note 9 – Related Party Transactions. Under the terms of the agreement, we granted warrants to purchase 400,000 shares of common stock that have a market condition.  If our common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C were amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  No expense related to these warrants was recognized during the three months ended October 31, 2014, as the expense for the warrants was fully amortized in previously reported periods.

The following reflects the fair value at the end of the derived service for each of the warrants:

	Warrant B	Warrant C
Fair value	$266,017	$206,245

The following table reflects information regarding Warrant B and Warrant C during the nine months ended October 31, 2014 and 2013:

	2014	2013
Compensation expense recognized	$-	$6,754

Note 9 – Related Party Transactions

We have previously had transactions as described below with entities controlled by Michael Watts. Michael Watts is the father-in-law of Jeremy Driver, who served as a director and Chief Executive Officer through November, 2013. Additionally, Michael Watts is the brother of Kent Watts, who became the Company’s Chairman of the Board of Directors in October 2013. Michael Watts is a related party to the Company by virtue of his relationships with Mr. Driver and with Mr. Watts. Further, one of Michael Watts’ adult children is a significant shareholder of HEC’s common stock. Between them, they are beneficial owners of approximately 60% of the outstanding common stock.

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of October 31, 2014 and July 31, 2014, this company owed us $57 and $80,468, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, as detailed in Note 7 – Capital Stock - Warrants.  The contract permits us to terminate the agreement after the first year with thirty days notice.  We recognized expense of $0 and $6,754 from this contract during the three months ended October 31, 2014 and 2013, respectively.

During the three months ended October 31, 2013, a company controlled by one of our former officers, Carter E & P, LLC (“Carter”) operated several properties onshore in South Texas, including our producing properties located near the Victoria Barge Canal in Calhoun County, Texas. Although he was not a related party after September 1, 2013, he was a related party during certain of the periods covered by this report. As of October 31, 2014 and July 31, 2014, there were no outstanding related party receivable from Carter.  Revenues generated, lease operating costs, and contractual overhead charges incurred during the time Carter was a related party were as follows:

	Three Months ended
	October 31,
	2014	2013
Revenues	$-	$39,274
Lease operating costs	$-	$23,259
Overhead costs incurred	$-	$4,687

In November 2013, we issued a promissory note for funds received from Mr. Kent Watts, Our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of October 31, 2014. Accrued interest is pavable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any. As part of the financing agreement with Shadow Tree, this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

Kent Watts advanced HCN (prior to its acquisition by HEC) funds for working capital purposes to the Company.  On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent Watts in order to cancel the majority of the outstanding balance HCN owed to Kent Watts at that time.  (See Note 8 – Capital Stock – HCN Series A Preferred Stock).  During the three months ended October 31, 2014, the Company repaid approximately $125,000 on amounts due to Mr. Watts and as of October 31, 2014, had current liabilities to Mr. Watts of $98,600.

During the three months ended October 31, 2014, the Company received approximately $58,000 from Mr. Michael Watts for a related party receivable previously outstanding as of July 31, 2014.

Note 10 – Commitments and Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

As of October 31, 2014, we were party to the following legal proceedings:
Cause No. 2011-37552; Strategic American Oil Corporation (“Strategic”) v. ERG Resources, LLC (“ERG”), et al.; In the 55th District Court, Harris County, Texas. The Company is a plaintiff in this suit. In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG. The Company intends to prosecute its claims and defenses vigorously. As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and the Company is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees.

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

Judgments on both of these matters have been rendered whereby HEC paid ERG $35,000 in cash, relieving GBE of any liability to ERG and whereby HEC transferred $65,000 in HEC stock to ERG.  Both cases have been fully settled and no further obligations have been or will be accrued.

A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection.  Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in the assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021.  Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000.  We have engaged legal counsel to dispute the regulator’s claim.  If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC. As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 6 – Asset Retirement Obligation) that is estimated using the guidance in ASC 410-20, Asset Retirement and Environmental Obligations.  On August 29, 2014, we filed a lawsuit in the state district court in Chambers County, Texas asking the Court to reform an assignment and assumption agreement in the property records of Chambers County.  The General Land Office has asserted claims against us under various miscellaneous easements, claiming we are obligated to either renew the easement or remove any pipeline laid in the easement.  We have disclaimed any obligations under these easements.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of October 31, 2014, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

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

In June 2014, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortize these fees on a straight-line basis. The following table reflects the prepaid balances as of:

October 31, 2014
Prepaid letter of credit fees	$101,250
Amortization	(33,950)
Net prepaid letter of credit fees	$67,300

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this quarterly report under “Risk Factors” and in our annual report on Form 10-K for the year ended July 31, 2014, filed with the Commission on November 13, 2014. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this quarterly report and our annual report on Form 10-K.

The forward-looking statements in this quarterly report are made as of the date of this quarterly report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc., a Nevada corporation “Penasco”), (ii) Galveston Bay Energy, LLC, a Texas limited liability company (“Galveston Bay”), (iii) SPE Navigation I, LLC, a Nevada limited liability company (“SPE”), (iv) Namibia Exploration, Inc., a Nevada corporation (“NEI”), (v) Hydrocarb Corporation, a Nevada corporation (“HCN”), (vi) Hydrocarb Texas Corporation, a Texas corporation(“Hydrocarb Texas”), and (vii) Hydrocarb Namibia Energy (Pty) Limited, a company chartered in the Republic of Namibia.  In addition, we own 95% of the issued and outstanding share capital of Otaiba Hydrocarb LLC, a UAE limited liability corporation.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2014 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2014 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2014, as filed with the Securities and Exchange commission on November 13, 2014.

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended October 31, 2014 compared to the three months ended October 31, 2013:

Statements of operations:

	Three months ended October 31,
	2014	2013	Increase/ (Decrease)	% Change
Revenues	$1,205,429	$1,840,211	$(634,782)	(34)%

Operating expenses
Lease operating expense	1,297,555	1,117,332	180,223	16%
Depreciation, depletion, and amortization	224,256	301,915	(77,659)	(26)%
Accretion	302,208	243,976	58,232	24%
Consulting fees – related party	-	6,754	(6,754)	(100)%
General and administrative expense	943,280	1,791,999	(848,719)	(47)%
Total operating expenses	2,767,299	3,461,976	(694,677)	(20)%

Loss from operations	(1,561,870)	(1,621,765)	59,895	(4)%

Consulting and other income	4,042	(25,326)	29,368	(116)%
Interest income (expense), net	(227,777)	58,192	(285,969)	(491)%
Foreign currency transaction (loss)	4,759	(1,655)	6,414	(388)%
Income tax benefit	-	(4,599)	4,599	(100)%

Net loss	(1,780,846)	(1,595,153)	(185,693)	12%
Net loss attributable to noncontrolling interests	(1,323)	(1,472)	149	(10)%
Net loss attributable to Hydrocarb Corporation	(1,779,523)	(1,593,681)	(185,842)	12%

Dividend on preferred stock	-	(31,235)	31,235	(100)%

Net loss attributable to HEC after dividends	$(1,779,523)	$(1,624,916)	$(154,607)	10%

We recorded net loss of $1,779,523, or ($0.08) per basic and diluted common share, during the three months ended October 31, 2014, as compared to a net loss of $1,624,916, or ($0.37) per basic and diluted common share, during the three months ended October 31, 2013.

The changes in results were predominantly due to the factors below:

•
Revenues decreased due to decreased oil production volume in fiscal 2015 and lower sales prices.  Production was lower as  producing wells were required to shutdown during the period in order to perform required workovers and recompletions.

•	Lease operating expenses decreased due to lower production levels period over period.
•	Depreciation, depletion, and amortization decreased because of lower production in the current year versus production in the same quarter of the comparable period prior year.
•	General and administrative expenses decreased primarily as a result of decreased compensation expense related to stock options.
•
Consulting and other income for the three months ended October 31, 2014 primarily represents income earned for production handling.  Expenses incurred in the comparable prior period included write-offs of previously recognized consulting income.  No such write-offs existed during the current reporting period.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of October 31, 2014 and July 31, 2013, respectively:

	October 31, 2014	July 31, 2013
Cash and cash equivalents	$1,842,898	$144,258
Working capital (deficit)	$(214,225)	$(3,566,332)

Net Cash Provided by Operating Activities

During the three months ended October 31, 2014, operating activities used $1,063,248 of cash compared to providing cash of $1,604,179 during the three months ended October 31, 2013. The change in the cash used by operating activities is primarily attributable to our net loss of $1,780,846 during the period, in addition to an increase of $114,400 in other assets and receivables and a decrease of $554,635 in our accounts payable and accrued expenses. Partially offsetting our cash flows used in operations were non-cash outflows of $1,003,217 and decreases in accounts receivables and advances totaling $221,573. Non-cash items were primarily comprised of share based compensation for services totaling $280,475, accretion of $302,208, and amortization of $196,278 related to our original issuance discount on debt acquired during the period under our Credit Agreement and amortization of debt issuance cost.

Net Cash Used in Investing Activities

During the three months ended October 31, 2014, investing activities used cash of $404,941 compared to using cash of $920,875 during the three months ended October 31, 2013. The change is due to significantly less purchases of oil and gas properties during the three months ended October 31, 2014, compared to the three months ended October 31, 2013, offset by a slightly greater amount of purchases of property and equipment during the period compared to the prior period.

Net Cash Provided by Financing Activities

During the three months ended October 31, 2014, financing activities provided net cash of $3,166,829 in comparison to cash used of $142,629 during the three months ended October 31, 2013. The change in cash provided is primarily a result of our borrowings related to our Credit Agreement with Shadow Tree. During the three months ended October 31, 2014, we received gross proceeds of $3,452,812, as a result of our Shadow Tree Credit Agreement. The increase in cash provided by financing activities was partially offset by payments on notes of $285,983.

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

Our plan of operations over the next nine months is to increase cash flow upon one or more of the following occurring:

1.	Continue to receive payments on the two receivables for HEC common stock;
2.	Raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner;
3.	Release restricted cash from the State Bonding requirement, as shut-in wells are brought back into production and/or as wells are plugged;
4.	Continue to enhance production from our four production oil and gas fields in Galveston Bay.
5.	Raise capital through the issuance of additional equity.

Our plan of operations over the next nine months will always be subject to available capital which will be determined by the success of projects that are currently in progress or will begin soon. It is even possible that if we were to have a high degree of success in recently initiated projects and upcoming projects we could actually exceed our planned operations and have more internally-derived funds available for capital expenditures for the next nine months. Our management will determine the best use of our capital given the circumstances at the time.

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

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2014, which deficiencies have not yet been remedied .

Internal Control over Financial Reporting

During the three months ended October 31, 2014, we continued to implement and document entity-level controls, formalize risk assessment processes and adopt additional policies and procedures to improve our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

As of June 13, 2014, we were a party to the following legal proceedings:

Cause No. 2011-37552; Strategic American Oil Corporation (“Strategic”) v. ERG Resources, LLC (“ERG”), et al.; In the 55th District Court, Harris County, Texas. The Company is a plaintiff in this suit. In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG. The Company intends to prosecute its claims and defenses vigorously. As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and the Company is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees.

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

Judgments on both of these matters have been rendered whereby HEC paid ERG $35,000 in cash, relieving GBE of any liability to ERG and whereby HEC transferred  $65,000 in HEC stock to ERG.  Both cases have been fully settled and no further obligations have been or will be accrued.

A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection. Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in the assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021. Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000. We have engaged legal counsel to dispute the regulator’s claim. If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC. As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 6 – Asset Retirement Obligation) that is estimated using the guidance in ASC 410-20, Asset Retirement and Environmental Obligations. On August 29, 2014, we filed a lawsuit in the state district court in Chambers County, Texas asking the Court to reform an assignment and assumption agreement in the property records of Chambers County. The General Land Office has asserted claims against us under various miscellaneous easements, claiming we are obligated to either renew the easement or remove any pipeline laid in the easement. We have disclaimed any obligations under these easements.

Item 1A.	Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 13, 2014. There have been no material changes from the risk factors previously disclosed in such Annual Report as of the date of this report, other than the risk factor provided below.

It has come to our attention that our December 2013 designation of Series A Preferred Stock, was likely not effective pursuant to the terms of our Articles of Incorporation, as amended and applicable Nevada law, and as such, is invalid.

In December 2013, the Board of Directors approved, and the Company filed a Certificate of Designation with the Secretary of State of Nevada to create a Series A 7% Convertible Voting Preferred Stock (“Series A Preferred”).  The designation authorized up to 10,000 shares of Series A Preferred. Pursuant to the designation, the Series A Preferred has a stated value of $400 per share, pays annual dividends at 7%, is convertible into the Company’s common stock, at the holder’s option, at a conversion rate of $6.00 per share, and is neither redeemable nor callable. The designation provides that the Series A Preferred shareholders may vote their common stock equivalent voting power (i.e., the number of shares of common stock which the Series A Preferred stock shares convert into). A total of 8,188 shares of Series A Preferred Stock were issuable to Kent Watts, our Chief Executive Officer, in connection with the acquisition of HCN on December 9, 2013.

In connection with certain recent due diligence undertaken by the Company, it has come to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, to unilaterally authorize preferred stock, that under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s articles no preferred stock can be designated or issued.  As such, our Board of Directors did not have authority under the Articles of Incorporation, as amended, and applicable Nevada law to designate the Series A Preferred or to file such designation with the Secretary of State of Nevada. Consequently, we now believe that the Series A Preferred is not validly issued or outstanding and the filing of the Series A Preferred designation was invalid and had no legal effect.

Notwithstanding the above, the documentation relating to the designation of the Series A Preferred was filed with and accepted by the Secretary of State of Nevada and the Company has previously been treating the Series A Preferred as validly issued and outstanding. For example, during the year ended July 31, 2014, the holder of the Series A Preferred Stock purportedly earned dividends of $150,548 on such securities.  As of July 31, 2014, these dividends have not been accrued as liabilities since they were not declared by the Company.

Although the Company took action in good faith, based on the advice of prior counsel, in connection with the designation of the Series A Preferred, following the date of this filing, the Company plans to promptly take steps to hold a shareholders meeting to seek shareholder approval to amend the Articles of Incorporation to properly authorize preferred stock and provide the Board of Directors the ability in their discretion to designate such preferred stock, and may further request shareholder approval and ratification of the specific terms of the terms of the prior Series A Preferred. Assuming shareholder approval of the authorization of preferred stock, and the Board of Director’s ability to designate such preferred stock, and/or the actual terms of the Series A Preferred, the Company will re-file the Series A Preferred designation with the Secretary of State of Nevada. The Company plans to provide the Series A Preferred holder (Mr. Watts), upon amendment of the Articles of Incorporation to authorize preferred stock and the designation of the Series A Preferred, the equivalent rights as he would have held and be due (including accrued and unpaid dividends) had the Series A Preferred been validly designated and issued to Mr. Watts in December 2013. Due to the fact that the prior filing of the Series A Preferred Stock and actions taken in connection therewith were on advice of prior counsel and made in good faith and our current Chief Executive Officer, Mr. Watts, was to be the sole recipient of the Series A Preferred, we believe that our liability to Mr. Watts for our failure to properly designate and issue such Series A Preferred stock is minimal; however, we may in the future, enter into amendments or addendums to the December 2013 closing documents with Mr. Watts to clarify the current status of the Series A Preferred as well as certain other matters.

Notwithstanding our plans to amend the Articles of Incorporation to authorize preferred stock, and to designate the Series A Preferred, in the future, upon shareholder approval, due to the fact that we now believe that the Series A Preferred is currently invalid, we could be forced to amend and restate our prior SEC filings and prior financial statements to clarify the fact that such Series A Preferred stock was never validly outstanding or issued. Furthermore, the fact that certain of our corporate actions were not affected properly, the perception in the marketplace that such corporate actions were not affected properly, or uncertainties associated therewith, could raise questions about our corporate governance and controls and procedures and result in the trading value of our common stock, if any, being lower than companies without similar issues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2014, we issued an aggregate of 70,000 shares of common stock to consultants for services rendered.  We valued these transactions at approximately $450,000.  These transactions were made in reliance upon exemptions from registration under Section 4(2) of the Securities Act.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter, in these transactions. These transactions did not involve a public offering. The investors were knowledgeable about our operations and financial condition.  The investors had knowledge and experience in financial and business matters that allowed them to evaluate the merits and risk of receipt of these securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In connection with certain recent due diligence undertaken by the Company, it has come to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, to unilaterally authorize preferred stock, that under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s Articles of Incorporation no preferred stock can be designated or issued.  As such, our Board of Directors did not have authority under the Articles of Incorporation and applicable Nevada law to designate the Series A Preferred. Consequently, the Series A Preferred is not validly issued or outstanding and the filing of the Series A Preferred designation was invalid and had no legal effect.

Notwithstanding the above, the documentation relating to the designation of the Series A Preferred was filed with and accepted by the Secretary of State of Nevada and the Company has previously been treating the Series A Preferred as validly issued and outstanding. For example, during the year ended July 31, 2014, the holder of the Series A Preferred Stock earned dividends of $150,548 on such securities.  As of July 31, 2014, these dividends have not been accrued as liabilities since they were not declared by the Company.

Although the Company took action in good faith, based on the advice of prior counsel, in connection with the designation of the Series A Preferred, following the date of this filing, the Company plans to promptly take steps to hold a shareholders meeting to amend the Articles of Incorporation to properly authorize preferred stock and provide the Board of Directors the ability in their discretion to designate such preferred stock, and may further request shareholder approval and ratification of the specific terms of the Series A Preferred. The Company plans to provide the Series A Preferred holder (Mr. Watts), upon amendment of the Articles of Incorporation to authorize preferred stock and the designation of the Series A Preferred, the equivalent rights are he would have held and been due (including accrued and unpaid dividends) had the Series A Preferred been validly designated and issued to Mr. Watts in December 2013. Due to the fact that the prior filing of the Series A Preferred Stock and actions taken in connection therewith were on advice of prior counsel and made in good faith and our current Chief Executive Officer, Mr. Watts, was to be the sole recipient of the Series A Preferred, we believe that our liability to Mr. Watts for our failure to properly designate and issue such Series A Preferred stock is minimal; however, we may in the future, enter into amendments or addendums to the December 2013 closing documents with Mr. Watts to clarify the current status of the Series A Preferred as well as certain other matters.

Notwithstanding our plans to amend the Articles of Incorporation to authorize preferred stock, and the Series A Preferred, in the future, due to the fact that the Series A Preferred is likely currently invalid, we could be forced to amend and restate our prior SEC filings and prior financial statements to clarify the fact that such Series A Preferred stock was never validly outstanding or issued.

              See also the risk factor above under “Part II”, “Item 1A. Risk Factors”, entitled “It has come to our attention that our December 2013 designation of Series A Preferred Stock, was likely not effective pursuant to the terms of our Articles of Incorporation, as amended and applicable Nevada law, and as such, is invalid.”

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS#	XBRL INSTANCE DOCUMENT
101.SCH#	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL#	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF#	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB#	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE#	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	Furnished herewith.
#
# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROCARB ENERGY CORP.
/s/ Kent P Watts
Kent P Watts
Chief Executive Officer, Executive Chairman and Director
(Principal Executive Officer)
Date: December 15, 2014