Form 10-K/A
period 2013-07-31
HYDROCARB ENERGY CORP
filed 2015-02-24
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K AMENDMENT NUMBER 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-53313

HYDROCARB ENERGY CORP
(Formerly DUMA ENERGY CORP.)
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of January 31, 2013 the last day of the registrant’s most recently completed second fiscal quarter) was approximately $15,400,000. The registrant had 15,140,882 shares of common stock outstanding as of November 12, 2013.

EXPLANATORY NOTE

On November 11, 2013, Duma Energy Corp. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended July 31, 2013 (the “Original Form 10-K”). On May 27, 2014, the Company received a comment letter from the Securities and Exchange Commission concerning this filing. In response to this comment letter, the Company is hereby amending its Original Form 10-K. Revisions to the Original Form 10-K are made in the following areas.

ITEM 1	Production and Price History	Addition of production by product by field for each of the three years ended July 31, 2013
ITEM 1	Government Regulation	Addition of the costs and effects of compliance with environment laws
ITEM 7	Plan of Operations	Removal of reference to estimated oil quantity in Namibia concession
ITEM 7	Results of Operations	Enhanced discussion of revenue fluctuations from 2012 to 2013
ITEM 8	Note 6 – Asset Retirement Obligation	Addition of a summary of the anticipated timing and types of properties related to the asset retirement obligation at July 31, 2013
ITEM 8	Note 12 – Commitments and Contingencies	Additional disclosures related to legal proceedings the Company is involved with at July 31, 2013
ITEM 8	Note 15 – Supplemental Oil and Gas Information (Unaudited)	Removal of references to natural gas liquids, as the Company does not produce such liquids
ITEM 8	Note 15 – Supplemental Oil and Gas Information (Unaudited)	Addition of a discussion for significant changes in reserve quantities during the year ended July 31, 2013
ITEM 8	Note 15 – Supplemental Oil and Gas Information (Unaudited)	Additional disclosures relating to the treatment of future abandonment costs
ITEM 13	Certain Relationships and Related Transactions and Director Independence	Identification by name of all referenced individuals

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K, other than as noted above.

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

Internal Controls Over Reserves Estimates   Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our internal controls over reserve estimates also include the following:

●	Utilization of an independent consulting petroleum engineer for the preparation of reserves estimates for 100% of our reserves and

●	Involvement of personnel with appropriate background and experience to oversee the reserves estimate process and provide the requested data to the independent petroleum engineer.

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

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
Property	July 31, 2013	July 31, 2012	July 31, 2011
Oil (Bbls)
Galveston Bay, Texas	57,796	57,043	23,050
The Welder Lease (Barge Canal), Calhoun Co. Texas	3,488	3,737	4,413
Markham City, Cook Co., Illinois	151	223	-
Chapman Ranch II Prospect, Nueces Co., Texas	36	-	-
Karnes Co., Texas	4	8	9
South Delhi and Big Creek, Louisiana	-	-	728
Total	61,475	61,011	28,200

Gas (Mcfe)
Galveston Bay, Texas	75,164	135,786	41,999
The Welder Lease (Barge Canal), Calhoun Co. Texas	100,116	86,017	16,778
Palacios Prospect, Duval Co., Texas	1,133	525	-
Karnes Co., Texas	323	626	723
Total	176,736	222,954	59,500

Total (BOE)
Galveston Bay, Texas	70,323	79,674	30,050
The Welder Lease (Barge Canal), Calhoun Co. Texas	20,174	18,073	7,209
Palacios Prospect, Duval Co., Texas	189	88	-
Markham City, Cook Co., Illinois	151	223	-
Chapman Ranch II Prospect, Nueces Co., Texas	36	-	-
Karnes Co., Texas	58	112	130
South Delhi and Big Creek, Louisiana	-	-	728
Total	90,931	98,170	38,117

Average Prices:
Oil (per Bbl)	$105.63	$106.29	$110.65
Gas (per Mcf)	$3.40	$3.05	$4.95
Total (per Mcfe)	$12.99	$12.16	$14.93

Average Costs (per Mcfe):
Lease operating expense (per Mcfe) (1)	$8.38	$6.81	$7.43

(1)	Taxes, transportation and production-related administrative expenditures are included in lease operating expenses.

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

Securities Authorized For Issuance Under Compensation Plans

The following table sets forth information as of July 31, 2013:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a) Equity compensation plans approved by security holders	N/	A	$	N/	A	N/	A
(b) Equity compensation plans not approved by security holders
1. 2013 Stock Incentive Plan	1,536,000			$2.38		1,410,407
2. Compensation Warrants	2,544,520			$2.50		N/	A

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

(in 1,000,000’s)	2010	2011	2012	2013
Revenue	0.53	3.41	7.17	7.07
Cash Flow From Operations	(2.63)	(2.27)	0.63	0.44
Total Assets	2.53	16.94	25.78	26.28
Net Loss	(3.49)	(10.29)	(4.58)	(40.47)
Total Stockholders’ Equity	0.28	6.63	12.30	9.37

Recent Highlights:
●	Acquired new aerial gravity magnetic survey data over entire 5.3 million acre concession in Namibia, Africa.
●	Partially completed first project of multi-well development program in Galveston Bay, averaging between approximately 60 barrels of oil per day.
●	Eliminated more than $3 million of liability from the books by issuing stock to Hydrocarb.
●	Hired Chuck Dommer as President to spearhead the operations and exploration efforts domestically and internationally.
●	Shut-down offices in Corpus Christi and eliminated redundant personnel. Cost savings are estimated to be approximately $30,000 monthly.

Near Term Focus and Plans:
●	Continue multi-well development program in Galveston Bay to enhance production, cash flow and reserves.
●	Seek new partner to assist in financing new 2D seismic acquisition program in Namibia.
●	Add new independent directors that can enhance our growth opportunities and expand the Company’s influence.
●	Up-list to either NASDAQ or NYSE MKT stock markets to maximize liquidity and access to capital.
●	Negotiate acquisition of Hydrocarb in order to better maximize shareholder value and gain operational synergy.

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

The changes in results were predominantly due to the factors below:

●	Revenues decreased due to lower oil prices and to lower gas volumes produced in the current fiscal year in comparison to fiscal 2012. Oil prices decreased from an average of $106.29 per barrel in 2012 to $105.63 per barrel in 2013, which caused a decrease in revenues of approximately $40,000 (1% of total revenue), which was the result of market pricing. Gas volume decreased from 223.0 Mcf in 2012 to 176.8 Mcf in 2013, which caused revenues to decrease by approximately $157,000 (2% of total revenue). This decrease in gas volumes was the result of cold weather and well failure. Offsetting these decreases was in an increase in revenues of approximately $78,000 (1% of total revenue) from higher gas pricing in fiscal year 2013, due to market pricing. Gas averaged $3.40 per Mcf in 2013, compared to an average of $3.05 in 2012. Additionally, oil production volume increased slightly in the current year, which increased revenues by approximately $21,000 See the following table for a summary of these items.

	2013	2012	Change	Pricing per unit / volume	Effect in Dollars

Oil - volume (Bls)	61,200	61,000	200	$105.63	$21,126
Oil - pricing / per Bl	$105.63	$106.29	$(0.66)	61,000	$(40,260)
Gas - volume (Cf)	176,800	223,000	(46,200)	$3.40	$(157,080)
Gas - pricing	$3.40	$3.05	$0.35	223,000	$78,050
Other					$3,471
Total decrease					$(94,693)

●	Lease operating expenses increased primarily due to the resumption of operations in one of our fields in Galveston Bay at the end of April 2012. Because it was shut in during the majority of the year ended July 31, 2012 and it was operating during the entire year ended July 31, 2013, costs were lower in 2012.
●	Depreciation, depletion, and amortization increased because of an increase in the amortization rate, which was attributable to a reduction in estimated reserves in our reserve study dated July 31, 2013.
●	Accretion increased because of an increase in the estimated asset retirement obligation due to change in estimates which occurred during the year ended July 31, 2013.
●	Consulting fees – related party pertain to warrants granted as compensation to a company for investor relations and public relations services. This company is a related party, as it is controlled by the father-in-law of our CEO, Jeremy Driver. The warrant grant occurred in April 2011 and consisted of immediately vesting warrants and warrants that vest in accordance with a market condition. The warrants that vested immediately were valued using the Black-Sholes option pricing method and the expense was recognized on the vesting date. The warrants with a market condition are valued using a lattice model and the expense is amortized over the service period. See Note 9 – Capital Stock for more information about these warrants.
●	Acquisition related costs – related party: During the year ended July 31, 2013, we incurred $37,234,752 of expense in conjunction with our acquisition of NEI. The transaction, which is a related party transaction, is discussed in detail in Note 2 of our Consolidated Financial Statements. This charge is the most significant difference in the results of operations from the comparable period in fiscal 2012. 2,490,000 shares of common stock were issued to the sellers of NEI and up to 22,410,000 additional shares of Duma common stock may be issued based on the achievement of certain market conditions over the next ten years. The estimated fair value of our commitment to issue the 22,410,000 shares was charged to expense as of the date of the transaction as required by relevant accounting standards. The estimated fair value of the contingently issuable shares was $31,612,000, the bulk of the charge. During the year ended July 31, 2012, we incurred an expense of $4,367,750 due to the excess of the fair value of the purchase price of SPE over the carrying value in the net assets acquired in the SPE acquisition, which was a separate related party transaction involving similar parties.
●	Our decrease in general and administrative expenses is primarily attributable to a one-time stock grant, which resulted in approximately $600,000 of expense, which occurred during the year ended July 31, 2012. In addition, we experienced a decrease in legal, compliance, and professional expenses due to a general decrease in litigation during the current year. The decrease in expense was offset by an approximately $300,000 increase in the expenses associated with a compensation package, which included stock option grants and cash compensation, for independent directors that was adopted in February 2013.
●	We incurred a loss on the sale of securities during the year ended July 31, 2013 due to the sale of securities that had declined in value since the time of acquisition. During the comparable year in 2012, we sold securities at a gain.
●	We re-measured our derivative warrants at fair value at every reporting date until the derivative feature expired in October and November 2012. Change in the fair value of the derivative warrants, as determined using a lattice model, during the year ending July 31, 2013 was lower compared to the change in fair value for year ended July 31, 2012, which resulted in a minor decrease in the gain recognized.
●	We recognized an income tax benefit during the year ended July 31, 2012 due to the ability to use tax assets, which had previously been reserved, because of a tax gain generated by the gain on sale of securities that had been acquired with the purchase of SPE and which had a significant built in capital gain when they were acquired. Our actual tax expense for fiscal 2012, based on tax returns completed during fiscal 2013, was lower than our estimate, which caused a further tax benefit in 2013. Since the tax benefit arose because we had acquired deferred tax liability in a business combination, we do not expect to reflect future tax benefits.

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

Note 6 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation liability as of July 31, 2013 and 2012:

	2013	2012
Liability for asset retirement obligation, beginning of period	$9,382,933	$4,455,928
Asset retirement obligations assumed	—	2,365,530
Asset retirement obligations sold	(438)	(32,772)
Asset retirement obligations incurred on properties drilled	26,500	1,389
Accretion	1,056,508	943,508
Revisions in estimated cash flows	786,120	1,827,889
Costs incurred	(318,225)	(178,539)
Liability for asset retirement obligation, end of period	$10,933,398	$9,382,933

Current portion of asset retirement obligation	$724,374	$549,796
Noncurrent portion of asset retirement obligation	10,209,024	8,833,137
Total liability for asset retirement obligation	$10,933,398	$9,382,933

A summary of the anticipated timing and types of properties related to the asset retirement obligation at July 31, 2013, is as follows.

Fiscal Year	Pipelines	Easements	Wellbores	Facilities	Total

2014	$92,501	$115,942	$506,102	$9,829	$724,374
2015	58,612	-	458,957	264,354	781,923
2016	56,035	24,938	436,045	-	517,018
2017	91,970	59,819	188,458	758,944	1,099,191
2018	51,217	13,118	497,270	-	561,605
2019 to 2023	922,098	157,261	2,334,229	768,709	4,182,297
2024 to 2028	179,014	39,192	1,395,811	-	1,614,017
2029 to 2033	119,510	140,707	343,533	815,274	1,419,024
Thereafter	-	33,949	-	-	33,949

Total	$1,570,957	$584,926	$6,160,405	$2,617,110	$10,933,398

The above dismantlement, restoration or abandonment obligations relate to the Company’s following properties: (1) a combined total of 45 pipelines located in Chambers County, Texas and Galveston County, Texas (2) a combined total of 135 surface or right of way easements located in Chambers County, Texas and Galveston County, Texas (3) a combined total of 143 wellbores located in Chambers County, Texas and Galveston County, Texas and (4) a combined total of 8 facilities located in Chambers County, Texas and Galveston County, Texas.

The Company’s ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.

As of July 31, 2013, the Company does not have any active dismantlement, restoration or abandonment activities in progress or underway. During the year ended July 31, 2013, the Company plugged 3 wells reducing its wellbore retirement obligations from those previously reported for the year ended July 31, 2012. The Company historically conducts all such remediation activities during the winter or spring periods, which have yet to be determined as of the date of this filing.

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

	Carrying Value at July 31,	Fair Value Measurement at July 31, 2012
	2012	Level 1	Level 2	Level 3
Assets:
Available for sale securities	$313,446	$313,446	$-	$-

Liabilities:
Derivative warrant liability	$1,325,388	$-	$-	$1,325,388

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

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the years ended July 31, 2013 and 2012:

	2013			2012
Number of options granted		-			-
Compensation expense recognized		$253,952			$263,201
Weighted average exercise price of options granted	$	N/	A	$	N/	A

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

3. A state regulator has requested that we renew certain pipeline easements located in Galveston Bay. The easements in question were originally obtained by another company whose successor filed for bankruptcy protection. Our subsidiary, Galveston Bay Energy, LLC purchased certain assets from the bankruptcy estate; however, based on the bankruptcy court’s order and the purchase and sale agreement, we believe the pipelines and easements in question were not included in assets purchased. The easements in question were scheduled to renew at various dates between 2012 and 2021. Based on current posted rates, the cost of renewal of all of the easements would be approximately $400,000. We have engaged legal counsel to dispute the regulator’s claim. If we are obligated to renew these easements, they would be part of the asset retirement obligation that was acquired with our subsidiary, Galveston Bay Energy, LLC. As such, the potential liability for these easements is factored into the computation of the asset retirement obligation (See Note 6) that is estimated using the guidance in ASC 410-20.

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

Proved reserves represent estimated quantities of natural gas and crude oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. The oil price as of July 31, 2013 and 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $92.52 and $95.07 per barrel, respectively. The gas price as of July 31, 2013 and 2012 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $3.51and $3.02 per MMbtu, respectively. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States; specifically, primarily in on-shore and off-shore Texas.

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

During the year ended July 31, 2012, the Company decreased estimated reserves reported under the line item “Revisions of previous estimates” due primarily to a change in the feasibility of developing the existing reserves related to wells within the Fishers Reef field located in Galveston Bay, Texas. During the year ended July 31, 2013, the Company decreased estimated reserves reported under the line items “Revisions of previous estimates” due to the deletion of previously estimated reserves related to the wells located in the Fishers Reef field located in Galveston Bay, Texas. As a result, during the year ended July 31, 2013, the Company plugged and abandoned these wells.

During the year ended July 31, 2012, the Company acquired SPE, the holder of 25% of GBE’s historical working interest in GBE offshore properties for a total purchase price of 95,000,000 shares of our common stock. The effective date of the purchase was September 1, 2011. Thus, effective September 1, 2011, we owned 100% of GBE’s original working interest in the offshore properties. The impact from the acquisition of the additional 25% working interest of the GBE properties, increased our oil reserves by 383,070 barrels and our gas reserves by 4,108,360 Mcf from July 31, 2011 to July 31, 2012. The Company had no purchase of reserves for the period from July 31, 2012 to July 31, 2013.

	Per Reserve Report 7/31/2011 at 75% Field Ownership		Estimated 7/31/2011 at 100% Field Reserves	Estimated Reserves Acquired at 9/1/2011 at 25% of Field Reserves

Reconciliation of Fields Purchased - Oil (Mbls)

Fishers Reef Field	742		989	247
Point Bolivar North Field	4		5	1
Trinity Bay Field	141		188	47
Red Fish Reef Field	262		350	87
State Tract 343	-		-	-
	1,149	(a)	1,532	383

Conversion from MBbls to Barrels	1,149,200		1,532,270	383,070	(b)

Conversion from MBls to Mcfe	6,895,200		9,193,600	2,298,400

Reconciliation of Fields Purchased - Gas (Mcf)

Fishers Reef Field	3,918		5,224	1,306
Point Bolivar North Field	48		64	16
Trinity Bay Field	0		0	0
Red Fish Reef Field	7,994		10,658	2,665
State Tract 343	365		487	122
	12,325	(a)	16,433	4,108

Conversion from MMcfe to Mcfe	12,325,070		16,433,430	4,108,360	(b)

Total (Mcfe)	19,220,270		25,627,030	6,406,760	(b)

	Proved Reserves as of July 31, 2013
	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Proved developed producing	256,290	1,554,420	3,092,160
Proved developed non-producing	229,290	5,000,960	6,376,700
Proved undeveloped	174,120	6,175,010	7,219,730
Total proved reserves	659,700	12,730,390	16,688,590

	Proved Reserves as of July 31, 2012
	Oil (Barrels)	Gas (MCF)	Total (MCFE)
Proved developed producing	308,640	1,785,010	3,636,850
Proved developed non-producing	321,510	4,226,080	6,155,140
Proved undeveloped	758,100	8,726,870	13,275,470
Total proved reserves	1,388,250	14,737,960	23,067,460

Proved developed producing reserves decreased from July 31, 2012 to July 31, 2013 as a result of changes in estimates, based on current information. The decrease in proved undeveloped reserves was a result of the deletion of certain previously estimated reserves in Fishers Reef of the Galveston Bay, Texas property.

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

Under the Standardized Measure, the future cash inflows were estimated by applying the un-weighted 12-month average of the first day of the month cash price quotes, except for volumes subject to fixed price contracts, to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. All proved reserves are located in the United States of America. The reserve report, as prepared by an independent consulting petroleum engineer and attached to this Form 10-K at Exhibit 99.1, did not include all abandonment costs. Therefore, the Company made adjustments for these costs in its computations of the Standardized Measure.

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

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during each of the years in the two year period ended July 31, 2013:

	2013	2012
Standardized measure of discounted future net cash flows at beginning of year	$33,663,886	$36,116,218
Net changes in prices and production costs	(37,623,010)	(3,316,394)
Changes in estimated future development costs	4,205,045	(10,006,008
Sales of oil and gas produced, net of production costs	(2,510,339)	(3,152,150)
Discoveries and extensions	—	54,414
Purchases of minerals in place	—	16,662,628
Sales of minerals in place	(17)	(2,042,655)
Revisions of previous quantity estimates	(12,391,911)	(6,669,453)
Development costs incurred	1,124,107	1,085,180
Change in income taxes	14,705,973	1,320,486
Accretion of discount	5,179,059	3,611,622
Standardized measure of discounted future net cash flows at year end	$6,352,793	$33,663,886

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

Summary Compensation of Named Executive Officers

The following table sets forth the compensation paid to our executive officers (as well as one non-executive officer with respect to whom disclosure would have been provided but for the fact that he was not an executive officer) (collectively, our “Named Executive Officers”) during our fiscal years ended July 31, 2013 and 2012:

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Comp- en- sation ($)	Total ($)
Jeremy G. Driver	2013	175,000	Nil	Nil	Nil	Nil	Nil	Nil	175,000
President & CEO(1)	2012	188,462	Nil	Nil	Nil	Nil	Nil	Nil	188,462
Sarah Berel-Harrop(2)	2013	134,809	Nil	Nil	Nil	Nil	Nil	Nil	134,809
Secretary, Treasurer & CFO	2012	94,220	Nil	27,703	Nil	Nil	Nil	Nil	121,923
Steven L. Carter(3)	2013	178,692	Nil	Nil	Nil	Nil	Nil	Nil	178,692
Former Vice President, Operations	2012	185,067	Nil	Nil	Nil	Nil	Nil	Nil	185,067
Craig Alexander	2013	185,000	N/A	N/A	N/A	N/A	N/A	N/A	185,000
Vice President	2012	188,846	N/A	N/A	N/A	N/A	N/A	N/A	188,846

(1)	Mr. Driver resigned as President on October 27, 2013 but continues to serve as Chief Executive Officer.
(2)	During the year ended July 31, 2012, Sarah Berel-Harrop received 13,036 shares of common stock (on a post-stock consolidation basis) valued using the market closing price on the date of grant. 2/3 of the stock grant related to amounts accrued and included as compensation for the year ended July 31, 2011.
(3)	Mr. Carter’s employment as Vice President Operations was terminated effective August 30, 2013.

Outstanding Equity Awards

The following table sets forth information as at July 31, 2013 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sarah Berel-Harrop	96,000	24,000	N/A	2.50	04/21/2021	N/A	N/A	N/A	N/A
Steven L. Carter (1)	24,000 56,000 400,000	N/A N/A 100,000	N/A N/A N/A	2.50 2.50 2.50	07/05/2017 08/16/2013 04/21/2021	N/A	N/A	N/A	N/A
Craig Alexander	96,000	24,000	N/A	2.50	04/21/2021	N/A	N/A	N/A	N/A

(1)	Mr. Carter’s employment as Vice President Operations was terminated effective August 30, 2013.

Director Compensation

Our directors who are also executive officers receive compensation for management services provided to the Company and thus they do not receive separate compensation for their services as directors. In February 2013, we adopted a standard compensation package for independent directors as follows:

●	$30,000 per year for serving on the board of directors,
●	$2,000 per year for serving as a committee chair,
●	Meeting fees of $2,000 per meeting for any board meetings other than four quarterly regular meetings, and
●	Meeting fees of $1,500 per meeting for any committee meetings other than four quarterly regular meetings.

The following table provides information regarding compensation during the year ended July 31, 2013 earned by directors who are not executive officers. Our directors who are executive officers do not receive additional compensation for their service as directors and their compensation is disclosed in the “Summary Compensation” Table above.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compen- sation ($)		Non- qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)		Total ($)
Leonard Garcia (2)	2013	22,748	Nil	398,863	N/	A	N/	A	N/	A	421,611
John Brewster (3)	2013	20,667	Nil	398,863	N/	A	N/	A	N/	A	419,530
Chris Herndon	2013	20,667	Nil	398,863	N/	A	N/	A	N/	A	419,530

(1)	In February 2013, we granted options to purchase 200,000 shares of common stock with exercise price of $2.20 per share and a 10 year term to each of the independent directors. The options vest 20% each six months over the 30 months following the award. were valued using the Black-Sholes option pricing model with an expected life of 6.5 years, a risk free interest rate of 1.35%, a dividend yield of 0%, and a volatility factor of 142.06%. Subsequent to our fiscal year ended July 31, 2013 (in October 2013), we determined to accelerate the vesting of such options, such that all such options that had not yet vested became fully vested in October 2013.

(2)	In addition to his independent director compensation, during the year ended July 31, 2013, Leonard Garcia received $2,081 for land work management consulting services provided by Mr. Garcia. Mr. Garcia discontinued providing these services in September 2012. Subsequent to the Company’s fiscal year ended July 31, 2013 (on October 31, 2013), Mr. Garcia resigned as a director.
(3)	Mr. Brewster served as a director of our Company from October 11, 2012 until November 1, 2013.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
	Directors and Officers:
	Jeremy Glenn Driver
	800 Gessner, Suite 200
Common Stock	Houston, Texas, U.S.A., 77024	3,871,832 (3)	25.6% (8)
	Pasquale Scaturro
	800 Gessner, Suite 200
Common Stock	Houston, Texas, U.S.A., 77024	30,000	Less than 1%
	Kent Watts
	800 Gessner, Suite 200
Common Stock	Houston, Texas, U.S.A., 77024	4,607	Less than 1%
	Sarah Berel-Harrop
	800 Gessner, Suite 200
Common Stock	Houston, Texas, U.S.A., 77024	141,796 (4)	Less than 1%
	Charles F. Dommer
	800 Gessner, Suite 200
Common Stock	Houston, Texas, U.S.A., 77024	Nil	N/A
	S. Chris Herndon
	800 Gessner, Suite 200
Common Stock	Houston, Texas, U.S.A., 77024	210,300 (5)	1.4%
Common Stock	Directors and officers together (6 persons)	4,258,535 (6)	27.5% (8)
	Major Stockholders:
	Christopher Watts
	14019 SW Frwy #301-600
Common Stock	Sugar Land, Texas, U.S.A. 77478	3,870,132 (7)	25.6% (8)
	Hydrocarb Corporation
	3803 Pine Branch Drive
Common Stock	Pearland, Texas 77581	1,859,879	12.3%

(1)	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.
(2)	Based on the 15,140,882 shares of our common stock issued and outstanding as of November 12, 2013.
(3)	This figure includes (i) 1,936,416 shares of common stock held by KD Navigation Inc., which is solely owned by Mr. Driver’s wife, and (ii) 1,935,416 shares of common stock held by KW Navigation Inc., which is owned 50% by Mr. Driver’s wife and 50% by Christopher Watts (see footnote 7 below).
(4)	This figure includes (i) 21,796 shares of common stock and (ii) vested stock options to purchase 120,000 shares of our common stock.
(5)	This figure includes (i) 10,300 shares of common stock and (ii) vested stock options to purchase 200,000 shares of our common stock.
(6)	This figure includes (i) 3,938,535 shares of common stock and (ii) vested stock options to purchase 320,000 shares of our common stock.
(7)	Represents (i) 1,935,416 shares held by CW Navigation Inc., which is solely owned by Mr. Watts, and (ii) 1,935,416 shares held by KW Navigation Inc., which is owned 50% by Mr. Watts and 50% by the wife of Jeremy Driver (see footnote 3 above).
(8)	The 1,935,416 shares held by KW Navigation Inc. (representing 12.8% of the Company’s issued and outstanding stock as of November 12, 2013) is included in the beneficial ownership figures in the table for each of Jeremy Glenn Driver and Christopher Watts (see footnotes 3 and 7 above).

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

Effective on September 26, 2011, we closed on our acquisition of SPE from CW Navigation Inc., KD Navigation Inc. and KW Navigation Inc., each a Texas corporation (collectively, the “Sellers”). The material assets of SPE consist of certain oil and gas working interests in and to four producing oil and gas fields located in Galveston Bay, Texas, together with one million shares of Hyperdynamics Corporation (NYSE: HDY). Pursuant to the terms of the Company’s Purchase and Sale Agreement with the Sellers and SPE regarding this matter, the Company acquired the Sellers’ 100% interest in SPE for total consideration consisting of 3,800,000 restricted common shares of the Company issued at a deemed issuance price of $2.50 per share (on a post-share consolidation basis). CW Navigation Inc. is owned 100% by Chris Watts, the brother-in-law of Jeremy Driver, our Chief Executive Officer and a director. KD Navigation Inc. is owned 100% by Kara Driver, Mr. Driver’s wife. KW Navigation Inc. was owned 100% by Kelly Wheeler, Mr. Driver’s sister-in-law as of September 26, 2011 and is now 50% owned by Kara Driver, Mr. Driver’s wife and 50% owned by Chris Watts, Mr. Driver’s brother-in-law.

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

The Vendors under the Share Exchange Agreement were Michael Watts (the father-in-law of Jeremy Driver, our Chief Executive Officer and a director), CW Navigation Inc. (which is 100% owned by Chris Watts, Mr. Driver’s brother-in-law), KW Navigation Inc. (which is 50% owned by Kara Driver, Mr. Driver’s wife and 50% owned by Chris Watts, Mr. Driver’s brother-in-law), and KD Navigation Inc. (which is 100% owned by Kara Driver, Mr. Driver’s wife).

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

Working Interest

During January 2012, we sold half of our working interest in a well, the State Tract 9-12A#4, to third parties. The father of our Chief Financial Officer, George Bert Harrop, and a company controlled by Mike Watts, the father-in-law of the Chief Executive Officer, Lifestream, LLC, each purchased a 5% interest in the well. The costs associated with the drilling and completion operations on the well through July 31, 2012 were approximately $6.6 million for all participants. Mr. Harrop’s and Lifestream’s share of the operations were $91,806 and $330,151 each during the years ended July 31, 2013 and July 31, 2012, respectively.

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
Hydrocarb Energy Corp (formerly Duma Energy Corp.)

By:	/s/ Pasquale Scaturro
Pasquale Scaturro
Chief Executive Officer and a director
(Principal Executive Officer)
Date: February 23, 2015

By:	/s/Christine P. Spencer
Christine P. Spencer
Chief Accounting Officer
(Principal Accounting Officer)
Date: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Pasquale Scaturro
Pasquale Scaturro
Chief Executive Officer and a director
(Principal Executive Officer)
Date: February 23, 2015

By:	/s/Christine P. Spencer
Christine P. Spencer
Chief Accounting Officer
(Principal Accounting Officer)
Date: February 23, 2015

By:	/s/ Kent P. Watts
Kent P. Watts
Chairman and a director
Date: February 23, 2015

By:	/s/ S. Chris Herndon
S. Chris Herndon
A director
Date: February 23, 2015

By:	/s/ Paul Schillmoller
Paul Schillmoller
A director
Date: February 23, 2015

By:	/s/ G.M. Byrd Larberg
G.M. Byrd Larberg
A director
Date: February 23, 2015