Form 10-Q/A
period 2015-01-31
HYDROCARB ENERGY CORP
filed 2015-02-24
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q AMENDMENT NUMBER 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of March 17, 2014, 62,891,066 shares of common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

On March 21, 2014, Hydrocarb Energy Corp (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014 (the “Original Form 10-K”).  On May 27, 2014, the Company received a comment letter from the Securities and Exchange Commission (the “SEC”) concerning this filing.  In response to this comment letter, the Company is hereby amending its Original Form 10-Q.  The amendment includes additional disclosures concerning our Legal Proceedings in Part II, Item 1.

This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, other than as noted above.

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

Additions to unevaluated properties during the six months ended January 31, 2014 primarily of:

•	Approximately $800,000 of exploration costs associated with the acquisition of aerial gravity and magnetic data over the Namibia concession, and
•	Approximately $129,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia.

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

As of March 4, 2014, we were a party to the following legal proceedings:

(a).            Cause No. 2011-37552; Strategic American Oil Corporation v. ERG Resources, LLC, et al.; In the 55th District Court, Harris County, Texas.  The Company is a plaintiff in this suit, seeking $250,000 in relief.  In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG.  The Company intends to prosecute its claims and defenses vigorously.  As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and that Galveston Bay Energy, LLC is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees. The judgment was entered on November 18, 2013.  HEC and GBE have filed an appeal with the Texas Court of Appeals.  As of January 31, 2014, the Company had accrued $232,974 for this cause.

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
Undefined
Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Undefined	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

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
Date: February 23, 2014