Form 10-Q/A
period 2014-10-31
HYDROCARB ENERGY CORP
filed 2015-02-25
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Ammendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Hydrocarb Energy Corp. (the “Company”) for the quarter ended October 31, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on December 15, 2014 (the “Original Filing”), is being filed to update the cover page of the Original Filing to clarify that, as of the date of this Amendment, the Company has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months.

Except as expressly set forth herein, this Amendment does not reflect events that occurred after the date of the Original Filing and does not modify or update any of the other disclosures contained therein in any way. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this Explanatory Note, the signature page and the certifications required to be filed as exhibits to this Amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROCARB ENERGY CORP.

Dated:	February 24, 2015

By:	/s/ Christine P. Spencer
Christine P. Spencer
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.