Form 10-K/A
period 2013-07-31
HYDROCARB ENERGY CORP
filed 2015-03-05
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Amendment No. 2)

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

EXPLANATORY NOTE

On November 11, 2013, Hydrocarb Energy Corp., formerly, Duma Energy Corp. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended July 31, 2013 (the “Original Form 10-K”). Subsequent to the filing of the Original Form 10-K, the Company became aware of various issues (described in greater detail below) relating to such filing and, the Company is hereby amending its Original Form 10-K. Revisions to the Original Form 10-K are made in the following areas.

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

This Amendment No. 2 to the Original Form 10-K replaces and supersedes the Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission on February 24, 2015 (the “First Amendment”). The First Amendment was filed with the incorrect signatures of authorized officers, without required certifications, and with various other clerical errors which have been corrected and updated in this Amendment No. 2. Readers should disregard the First Amendment in its entirety.

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

10.28 (16)	2013 Stock Incentive Plan
10.29 (15)	Employment Agreement between the Company and Jeremy Glenn Driver effective October 1, 2013
10.30 (15)	Employment Agreement between the Company and Sarah Berel-Harrop effective October 1, 2013
10.31 (15)	Form of Idemnification Agreement
10.32 (16)	Employment Agreement between the Company and William Craig Alexander effective October 1, 2013
14.1 (16)	Code of Conduct
21.1
Subsidiaries of Duma Energy Corp. (all wholly owned by Duma Energy Corp.):
(i) Penasco Petroleum Inc., a Nevada corporation,
(ii) Galveston Bay Energy, LLC, a Texas corporation,
(iii) SPE Navigation I, LLC, a Nevada limited liability corporation, and
(iv) Namibia Exploration, Inc., a Nevada corporation.

31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2 *	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1 (16)	Report of Ralph E Davis Associates, Inc., dated October 21, 2013
101.INS #	XBRL INSTANCE DOCUMENT
101.SCH #	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL #	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF #	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB #	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE #	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2009.
(4)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2009.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011.
(9)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2013.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013.
(16)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrocarb Energy Corp (formerly Duma Energy Corp.)

By:	/s/ Kent P. Watts
Kent P. Watts
Chief Executive Officer
(Principal Executive Officer)
Date: March 4, 2015