Form 10-Q/A
period 2014-01-31
HYDROCARB ENERGY CORP
filed 2015-03-06
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q (Amendment No. 2)

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

EXPLANATORY NOTE

On March 21, 2014, Hydrocarb Energy Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014 (the “Original Form 10-Q”).  Subsequently the Company became aware of various disclosure issues in its Original Form 10-Q and the Company is hereby amending its Original Form 10-Q to update and correct such issues.  This Amendment No. 2 to the Original Form 10-Q is being filed to include additional disclosures concerning our Legal Proceedings in Part II, Item 1.

This Amendment No. 2 to the Original Form 10-Q replaces and supersedes the Amendment No. 1 to Form 10-Q filed with the Securities and Exchange Commission on February 24, 2015 (the “First Amendment”).  The First Amendment was filed with the incorrect signatures of authroized officers, without required certifications, and with various other clerical errors which have been corrected and updated in this Amendment No. 2.  The First Amendment also included all of the Parts and Items from the Original Form 10-Q whereas this Amendment No. 2 only includes Part II, Item 1, which is the only Item which is being amended from the Original Form 10-Q. Readers should disregard the First Amendment in its entirety.

Except as expressly set forth herein, this Amendment No. 2 does not reflect events that occurred after the date of the Original Form 10-Q and does not modify or update any of the other disclosures contained therein in any way. This Amendment No. 2 should be read in conjunction with the Original form 10-Q and the Company’s other filings with the Securities and Exchange Commission. This Amendment No. 2 consists solely of the preceding cover page, this Explanatory Note, Part II (Item 1), the signature page, Exhibit Index, and the certifications required to be filed as exhibits to this Amendment No. 2.

Part II. Other Information

Item 1.	Legal Proceedings	4

Part II Other Information

Item 1.	Legal Proceedings

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

HYDROCARB ENERGY CORP.
/s/ Kent P. Watts
Kent P. Watts
Chief Executive Officer
(Principal Executive Officer)
Date: March 4, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

*	Filed herewith.