Form 10-Q
period 2015-01-31
HYDROCARB ENERGY CORP
filed 2015-03-23
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended January 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

HYDROCARB ENERGY CORP.
(Exact name of registrant as specified in its charter)
NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 375
Houston, Texas  77024
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

As of March 17, 2015, 21,266,794 shares of common stock, $0.001 par value, were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	4

2..	Consolidated Statements of Operations and Comprehensive Loss (unaudited)	5

3.	Consolidated Statements of Cash Flows (unaudited)	6

4.	Notes to Consolidated Financial Statements (unaudited)	7

HYDROCARB ENERGY CORP.
 Consolidated Balance Sheets
(Unaudited)

	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$266,646	$144,258
Oil and gas revenues receivable	81,574	372,120
Accounts receivable - related party	2,723	58,014
Other current assets	171,650	446,320
Other receivables, net	190,019	38,455
Total current assets	712,612	1,059,167

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $3,849,998 and $3,491,420, respectively; and accumulated impairment of $373,335 and $373,335, respectively	17,148,625	15,288,370
Unevaluated property	2,302,098	2,119,769
Restricted cash	6,857,002	6,877,944
Other assets	392,420	219,942
Property and equipment, net of accumulated depreciation of $164,927 and $135,590, respectively	136,752	166,963
TOTAL ASSETS	$27,549,509	$25,732,155

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,693,900	$2,795,675
Short term notes payable	2,273	334,688
Asset retirement obligation – short term	60,000	1,133,690
Advances	195,904	195,904
Due to related parties	98,585	165,542
Total current liabilities	4,050,662	4,625,499

Notes payable, net of discount	3,841,420	-
Notes payable - related party	600,000	600,000
Asset retirement obligation – long term	12,164,789	10,582,540
Total liabilities	20,656,871	15,808,039

Stockholders' Deficit:
Common stock: $001 par value; 333,333,333 shares authorized; 21,266,749 and 21,081,602 shares issued and outstanding as of January 31, 2015 and July 31, 2014, respectively	21,267	21,082
Receivable for common stock	(2,184,879)	(2,184,879)
Additional paid-in capital	82,929,743	82,228,799
Accumulated deficit	(73,837,653)	(70,106,351)
Total stockholders' equity	6,928,478	9,958,651
Noncontrolling interests	(35,840)	(34,535)
Total equity	6,892,638	9,924,116

TOTAL LIABILITIES AND EQUITY	$27,549,509	$25,732,155

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014

Revenues	$646,348	$989,732	$1,851,777	$2,829,943

Operating expenses
Lease operating expense	913,290	811,127	2,210,845	1,928,459
Depreciation, depletion, and amortization	162,166	191,764	386,422	493,679
Accretion	258,782	244,509	560,990	488,485
Consulting fees - related party	-	-	-	6,754
General and administrative expense	980,480	946,325	1,923,760	2,738,324
Total operating expenses	2,314,718	2,193,725	5,082,017	5,655,701

Loss from operations	(1,668,370)	(1,203,993)	(3,230,240)	(2,825,758)

Consulting and other income (expense)	2,737	(4,940)	6,779	(30,266)
Interest income (expense), net	(279,727)	(36,854)	(507,504)	21,338
Foreign currency transaction gain (loss)	(6,401)	(28,971)	(1,642)	(30,626)

Net loss before income taxes	(1,951,761)	(1,274,758)	(3,732,607)	(2,865,312)

Income tax provision	-	-	-	(4,599)

Net loss	(1,951,761)	(1,274,758)	(3,732,607)	(2,869,911)

Less: Net loss attributable to noncontrolling interests	18	(1,888)	(1,305)	(3,360)

Net loss attributable to Hydrocarb Corporation	(1,951,779)	(1,272,870)	(3,731,302)	(2,866,551)

Deemed dividend on preferred stock	-	(3,019)	-	(34,254)

Net loss attributable to Hydrocarb Energy Corp after dividends	$(1,951,779)	(1,275,889)	(3,731,302)	$(2,900,805)

Basic and diluted loss per common share:	$(0.09)	$(0.03)	$(0.18)	$(0.10)

Weighted average shares outstanding (basic and diluted)	21,203,773	42,600,075	21,178,191	27,940,539

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,732,607)	$(2,869,911)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation, depletion and amortization	386,422	493,679
Accretion	560,990	488,485
Amortization of debt discount	352,807	-
Debt issuance cost	94,626
Warrants granted to related party	-	6,754
Share based compensation	388,475	1,214,213
Loss on ERG settlement - shares issued	65,000	-
Changes in operating assets and liabilities:
Accounts receivable	290,546	491,840
Other receivables	(151,564)	-
Accounts receivable - related party	55,291	201,284
Payments on borrowings from Related Parties	(66,957)	-
Other assets	291,021	389,566
Accounts payable and accrued expenses	853,435	(188,738)
Advances	-	15,100
Settlement of asset retirement obligation	-	(83,840)
NET CASH PROVIDED (USED) OPERATIONS	(612,515)	158,432

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(2,453,592)	(996,985)
Proceeds from sale of property and equipment	2,366	(123,898)
Change in restricted cash	20,942	-
CASH USED IN INVESTING ACTIVITIES	(2,430,284)	(1,120,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(287,625)	(181,498)
Proceeds from note payable to related party	-	100,000
Payments on borrowings from Related Parties	-	1,142,232
Proceeds from borrowings	3,452,812	-
Proceeds from subsidiary sale of its common stock	-	31,071
CASH PROVIDED BY FINANCING ACTIVITIES	3,165,187	1,091,805

NET CHANGE IN CASH AND CASH EQUIVALENTS	122,388	129,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,258	354,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,646	$484,183

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

Stock Split

On May 8, 2014, we effected a 1:3 reverse split of our authorized common stock and a corresponding 3:1 reverse split of our outstanding common stock.  All share and per share amounts in this report have been retroactively restated to reflect the reverse split.  This presentation is consistent with the guidance in ASC 260-10-55-12, Earnings per Share, which requires retroactive restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements.

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

Prior to the acquisition, HCN was directly and indirectly majority-owned and controlled by HEC’s Chairman of the Board and entities related to him and his family. Since HCN and HEC were under common control of a controlling party both before and after the completion of the share exchange, the transaction was accounted for as a business acquired from an entity under common control and the assets and liabilities acquired were recorded at HCN’s historical cost at Acquisition Date following ASC 805-50-30, Business Combinations. Under this accounting treatment, the results of operations for the three months and six months ended January 31, 2015 and assets and liabilities of HCN as of January 31, 2015 are included in these financial statements as if the transaction had occurred at the beginning of the period. Prior reporting periods in these financial statements have been retroactively adjusted to include HCN and its subsidiaries.

According to ASC 805-50-30, the net assets of HCN are to be recorded at historical cost, therefore, the value of the 8,396,667 common shares is deemed to be the same as the historical value of HCN net assets of $1,398,127 with excess of $3,874,609 recorded as additional paid in capital by HEC.

Summary of the accounting entry to record this acquisition in December 2013 is as follows.

Assets acquired	$1,529,246
Liabilities assumed	(161,599)
Noncontrolling interest in 95% owned HCN subsidiary	30,480
$1,398,127
Common stock, at par	8,397
Receivable for common stock	(2,484,879)
Additional paid-in capital	3,874,609
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

In connection with certain recent due diligence undertaken by the Company, it has come to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, as amended, to unilaterally authorize preferred stock, including the designation of the Series A Preferred, under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s articles no preferred stock can be designated or issued. As such, our Board of Directors did not have authority under the Articles of Incorporation, as amended, and applicable Nevada law to designate the Series A Preferred or to file such certificate of designations with the Secretary of State of Nevada. Consequently, we now believe that the Series A Preferred is not validly issued or outstanding and the filing of the Series A Preferred designation with the consent of the Board of Directors and without shareholder approval, was invalid and had no legal effect. We are in the process of seeking shareholder approval, at our 2015 Annual Meeting of stockholders, to ratify and approve the designation of the Series A Preferred Stock.  As a result, we removed Series A 7% Convertible Voting Preferred Stock (“Series A Preferred”) from the accompanying financial statements for current and prior periods.

Note 3 – Supplemental Cash Flow Information

NONCASH INVESTING AND FINANCING ACTIVITIES
Asset retirement obligation sold	$-	$4,381
Asset retirement obligations incurred	$-	$100,932
Asset retirement obligations - change in estimate	$(52,431)	$-
Accounts payable for oil and gas properties	$-	$11,373
Note payable for prepaid insurance	$-	$-
Settlement of HCN debt with HCN preferred stock	$-	$1,585,200
Common stock exchanged for HCN common stock for acquisitin of HCN	$-	$25,190
Receivable for common stock - related party	$-	$1,000,000
Receivable for common stock - related party	$-	$1,859,879
Common stock issued to satisfy contingently issuable shares from 2012 acquisition of Namibia Exploration , Inc.	$-	$22,410
Value of shares issued to lenders as part of debt financing	$247,655	$-

 Note 4 – Oil and Gas Properties

Oil and natural gas properties as of January 31, 2015 and July 31, 2014 consisted of the following:

	January 31, 2015	July 31, 2014
Evaluated Properties
Costs subject to depletion	$21,371,958	$19,153,125
Accumulated impairment	(373,335)	(373,335)
Accumulated depletion	(3,849,998)	(3,491,420)
Total evaluated properties	17,148,625	15,288,370

Unevaluated properties	2,302,098	2,119,769
Net oil and gas properties	$19,450,723	$17,408,139

Evaluated properties

Additions to evaluated oil and gas properties during the six months ended January 31, 2015 consisted mainly of exploration costs, specifically, geological and geophysical costs of approximately $2,271,263.

Unevaluated Properties

Namibia, Africa

We own 90% (100% cost responsibility) of our Namibia concession, as described above in Note 2 –Acquisitions.

Additions to unevaluated properties of approximately $182,000 during the Six months ended January 31, 2015 primarily of:

•	Approximately $182,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia. As of January 31, 2015, approximately $2.2 million has been expended towards the initial exploration period.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of January 31, 2015 and July 31, 2014, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 6 – Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability as of January 31, 2015 and July 31, 2014:

	January 31, 2015	July 31, 2014
Liability for asset retirement obligation, beginning of period	$11,716,230	$10,933,398
Asset retirement obligations sold	-	(33,195)
Asset retirement obligations incurred on properties drilled	-	-
Accretion	560,990	1,043,928
Revisions in estimated cash flows	(52,431)	(104,237)
Costs incurred	-	(123,664)
Liability for asset retirement obligation, end of period	$12,224,789	$11,716,230

Current portion of asset retirement obligation	$60,000	$1,133,690
Noncurrent portion of asset retirement obligation	12,164,789	10,582,540
Total liability for asset retirement obligation	$12,224,789	$11,716,230

Note 7 – Notes Payable

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month. The principal balance owed on the note payable was approximately $2,273 and $7,100 as of January 31, 2015 and July 31, 2014, respectively.

In February 2014, we financed our commercial insurance program using a note payable for $403,104. Under the note, we are obligated to make nine payments of $45,718 per month, which include principal and interest, beginning in March 2014. As of January 31, 2015, the note payable balance was approximately $45,000.

Related Party Installment Note Payable

In November 2013, we issued a promissory note for funds received from Mr. Kent P. Watts, Our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of January 31, 2015. As part of the financing agreement with Shadow Tree Capital Management, LLC (as discussed below), this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

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

For the six months ended January 31, 2015, the Company has recognized $352,807 of amortization expense of the original issuance discount, with a net payable balance of $3,841,420 and unamortized original issuance discount of $704,035 as of January 31, 2015. In addition, we have recognized $283,455 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these cost over the term of the loan of two years. During the six months ended January 31, 2015, we recognized $94,626 of amortization expense classified as interest expense, and have $188,829 in unamortized debt issuance cost as of January 31, 2015.

Note 8 – Capital Stock

Common Stock Issuances

Pursuant our Credit Agreement, as noted in Note 6 – Notes Payable, during August 2014, we issued 60,000 shares of restricted common stock to the Lenders. The shares were issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances.

Additionally, during the six months ended January 31, 2015, 122,000 shares of restricted common stock to certain vendors for services rendered during the period for legal and professional services. 22,000 shares were used to settle the litigation with ERG. The value of this settlement is 65,000.

Receivables for Common Stock

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN (the nephew of our Chairman and Chief Executive Officer) in exchange for a note receivable in the amount of $1,000,000. HEC acquired this receivable upon its acquisition of HCN. The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

On December 4, 2013 HCN sold 619,960 shares of unregistered and restricted HEC common stock in return for a $1,859,879 non-interest bearing note receivable from an  entity in which Michael Watts has a minority interest. HEC acquired this receivable upon its acquisition of HCN. The 619,960 HEC common stock shares were previously issued by HEC to HCN to settle liabilities due by HEC related to the consulting services agreement described below in Note 6 – Notes Payable. The receivable from the individual is due to HEC upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever is first); or 3) 100% of any remaining balance due within 90 days of HEC being listed on a major stock exchange and whereby the share price is above $6.00 per share. As with the above receivable for common stock, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

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

Stock Options and Warrants

As of January 31, 2015, HEC could grant up to 737,706  shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

Options granted to non-employees

We account for options granted to non-employees under the provisions of ASC 505-50, Equity-Based Payments to Non-employees, and record the associated expense at fair value on the final measurement date. Because there is no disincentive for nonperformance for these awards, the final measurement date occurs when the services are complete, which is the vesting date. For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. There were 25,000 options granted to non-employees during the six months ended January 31, 2015. Compensation expense of $112,500 was recognized during the six months ended January 31, 2015. No options have been exercised, and 92,000 expired during the six months ended January 31, 2015.

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the six months ended January 31, 2015 and 2014:

	2015	2014
Number of options granted	25,000		-
Compensation expense recognized	$112,500		$56,208
Weighted average exercise price of options granted	$4.50	$	N/A

Summary information regarding stock options issued and outstanding as of January 31, 2015 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at July 31, 2014	265,333	$6.81	$	7.95
Granted	25,000	4.50		5.00
Exercised	-	-
Expired	(92,000)	6.85
Outstanding at January 31, 2015	198,333	$6.52	$	7.51

No non-vested stock options existed as of January 31, 2015.

Warrants

Summary information regarding common stock warrants issued and outstanding as of January 31, 2015, is as follows:

	Warrants	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2014	1,084,584	$7.50	$-	1.04
Granted	-	-
Exercised	-	-
Expired	(417,917)	7.50
Outstanding at quarter ended January 31, 2015	666,667	$7.50	$-	1.04

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is a related party. Under the terms of the agreement, we granted warrants to purchase 400,000 shares of common stock that have a market condition.  If our common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation.  The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C were amortized over the derived service periods of 2.08 years and 2.49 years, respectively.  No expense related to these warrants was recognized during the six months ended January 31, 2015, as the expense for the warrants was fully amortized in previously reported periods.

The following reflects the fair value at the end of the derived service for each of the warrants:

	Warrant B	Warrant C
Fair value	$266,017	$206,245

The following table reflects information regarding Warrant B and Warrant C during the six months ended January 31, 2015 and 2014:

	2015	2014
Compensation expense recognized	$-	$6,754

Note 9 – Related Party Transactions

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

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of January 31, 2015 and July 31, 2014, this company owed us $100 and $80,468, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, as detailed in Note 7 – Capital Stock - Warrants.  The contract permits us to terminate the agreement after the first year with thirty days’ notice.  We recognized expense of $0 and $6,754 from this contract during the six months ended January 31, 2015 and 2014, respectively.

During the three months ended October 31, 2013, a company controlled by one of our former officers, Carter E & P, LLC (“Carter”) operated several properties onshore in South Texas, including our producing properties located near the Victoria Barge Canal in Calhoun County, Texas. Although he was not a related party after September 1, 2013, he was a related party during the periods covered by this report. As of January 31, 2015 and July 31, 2014, there were no outstanding related party receivable from Carter.  Revenues generated, lease operating costs, and contractual overhead charges incurred during the time Carter was a related party were as follows:

	Three months ended January 31,		Six Months ended January 31,
	2015	2014	2015	2014
Revenues	$-	$-	$	$39,274
Lease operating costs	$-	$-	$	$23,259
Overhead costs incurred	$-	$-	$	$4,687

In November 2013, we issued a promissory note for funds received from Mr. Kent Watts, Our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of January 31, 2015. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any. As part of the financing agreement with Shadow Tree, this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

During the three months ended April 30, 2014, Kent P. Watts advanced HCN (prior to its acquisition by HEC) funds for working capital purposes to the Company. On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent P. Watts in order to cancel the majority of the outstanding balance HCN owed to Kent P. Watts at that time. (See Note 7 – Capital Stock – HCN Series A Preferred Stock). During the six months ended as of January 31, 2015, the Company had current liabilities owed to Mr. Watts of $98,600.

During the six months ended January 31, 2015, the Company received approximately $58,000 from Mr. Michael Watts for a related party receivable previously outstanding for approximately the same amount as of July 31, 2014.

Note 10 - Commitments and Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

As of January 31, 2015, we were party to the following legal proceedings:
Cause No. 2011-37552; Strategic American Oil Corporation (“Strategic”) v. ERG Resources, LLC (“ERG”), et al.; In the 55th District Court, Harris County, Texas. The Company is a plaintiff in this suit. In this case, Company brought claims for injunctive relief, breach of contract and fraudulent inducement against the defendant regarding the purchase of Galveston Bay Energy, LLC from ERG. The Company intends to prosecute its claims and defenses vigorously. As of the date of filing of this report, the Company is no longer seeking injunctive relief. Additionally, the below listed case has been consolidated into this case since the subject matter of the below case is subsumed within the subject matter of this case. From this point forward, there will be only this one piece of litigation. The trial was held in October 2013. The judge ruled in favor of ERG and that Hydrocarb is liable to pay the charges in the below-mentioned case and a portion of ERG’s attorney fees. The Company is in the process of post-trial motions and no judgment has been entered as of this date. As of January 31, 2015, the Company had accrued $232,974 for this cause.

Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This case deals with the operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously. As indicated above, this case has been consolidated into the case listed above. As such, the claims in this case will be decided in cause No. 2011- 37552, which was tried in October 2013.

Judgments on both of these matters have been rendered whereby HEC paid ERG $35,000 in cash, relieving GBE of any liability to ERG and whereby HEC transferred $65,000 in HEC stock to ERG. Both cases have been fully settled and no further obligations have been or will be accrued as of January 31, 2015.

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

Cause No. 2015-10005; Hydrocarb Energy Corporation and Kent P. Watts, Individually v. Vincent Pasquale Scaturro (“Scaturro”), in the 152nd Judicial District Court, Harris County, Texas. This case deals with a lock up leak out agreement executed by Scaturro limiting the amount of shares which Mr. Scaturro could transfer or sell. The court granted a temporary restraining order on February 20, 2015 and there is a temporary injunction hearing scheduled for April 10, 2015.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of January 31, 2015, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

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

In June 2014, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortize these fees on a straight-line basis. The following table reflects the prepaid balances as of:

January 31, 2015
Prepaid letter of credit fees	$101,250
Amortization	(59,412)
Net prepaid letter of credit fees	$41,838

Note 11 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any significant revenues from ongoing operations and incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s principal objective is to maximize shareholder value by, among other things, increasing production by developing its acreage, increasing profit margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base.   While management currently has no plans to discontinue or revise its business plan, recent volatility and decrease in crude oil prices may cause management to cut back on its development or acquisition plans, or otherwise revisit its business and/or its capital expenditure plan.  Continued volatility and decreases in crude oil prices may accelerate such cut back or revisions.  To combat price volatility in crude oil process and further diversify the business, management has increased its focus on the development of HEC.

Note 12 – Subsequent Events

Subsequent to January 31, 2015, we raised approximately $1 million through the sale of various convertible promissory notes as described below.

LG Capital Funding, LLC Convertible Note

On February 17, 2015, we sold an 8% Convertible Redeemable Note to LG Capital Funding, LLC (“LG Capital” and the “LG Capital Convertible Note”) in the amount of $105,000 pursuant to a Securities Purchase Agreement. Amounts owed under the LG Capital Convertible Note accrue interest at the rate of 8% per annum (24% upon the occurrence of an event of default). The LG Capital Convertible Note is due and payable on February 17, 2016. The principal amount of the LG Capital Convertible Note and all accrued interest thereon is convertible at the option of the holder into our common stock at any time. The conversion price of the LG Capital Convertible Note is 65% of the average of the two lowest closing bid prices of our common stock for the 12 trading days prior to the date a notice of conversion is received by us from LG Capital. In the event we experience a “DTC chill” at any time, the conversion price percentage above decreases to 55%. At no time may the LG Capital Convertible Note be converted into shares of our common stock if such conversion would result in LG Capital and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

The LG Capital Convertible Note provides for customary events of default such as failing to timely make payments under the note when due. Additionally, in the event we fail to timely deliver shares due in connection with a conversion, we are required to pay the holder $250 per day beginning on the 4th day after the conversion notice was delivered to us, increasing to $500 per day on the 10th day after the conversion notice was delivered. In the event we have no “bid” price for our common stock at any time while the note is outstanding, the outstanding principal due under the terms of the note increases by 20%. In the event our common stock is delisted from an exchange (including the OTCQB), the outstanding principal amount of the note increases by 50%. If not paid at maturity, the outstanding principal amount of the note increases by 10%.

We may prepay in full the unpaid principal and interest on the LG Capital Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 135% of the then outstanding balance on the LG Capital Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made. Additionally, upon the occurrence of certain fundamental events as described in the note, we are required to repay the note at the request of the holder in an amount equal to 150% of the then balance of the note.

We agreed to pay $5,000 of LG Capital’s legal fees in connection with the sale of the LG Capital Convertible Note and as such, the net amount received in connection with the sale of the LG Capital Convertible Note, before our expenses, was $100,000. We hope to repay the LG Capital Convertible Note prior to any conversion.

Adar Bays, LLC Convertible Note

On February 17, 2015, we sold an 8% Convertible Redeemable Note to Adar Bays, LLC (“Adar Bays” and the “Adar Bays Convertible Note”) in the amount of $105,000 pursuant to a Securities Purchase Agreement. Amounts owed under the Adar Bays Convertible Note accrue interest at the rate of 8% per annum (24% upon the occurrence of an event of default). The Adar Bays Convertible Note is due and payable on February 17, 2016. The principal amount of the Adar Bays Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the Adar Bays Convertible Note is 65% of the average of the two lowest closing bid prices of our common stock for the 12 trading days prior to the date a notice of conversion is received by us from Adar Bays. In the event we experience a “DTC chill” at any time, the conversion price percentage above decreases to 55%. At no time may the Adar Bays Convertible Note be converted into shares of our common stock if such conversion would result in Adar Bays and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

The Adar Bays Convertible Note provides for customary events of default such as failing to timely make payments under the note when due. Additionally, in the event we fail to timely deliver shares due in connection with a conversion, we are required to pay the holder $250 per day beginning on the 4th day after the conversion notice was delivered to us, increasing to $500 per day on the 10th day after the conversion notice was delivered. In the event we have no “bid” price for our common stock at any time the note is outstanding, the outstanding principal due under the terms of the note increases by 20%. In the event our common stock is delisted from an exchange (including the OTCQB), the outstanding principal amount of the note increases by 50%. If not paid at maturity, the outstanding principal amount of the note increases by 10%.

We may prepay in full the unpaid principal and interest on the Adar Bays Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 135% of the then outstanding balance on the Adar Bays Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made, provided that upon the occurrence of certain fundamental events, we are required to repay the note at the request of the holder for 150% of the then balance of the note.

We agreed to pay $5,000 of Adar Bays’ legal fees in connection with the sale of the Adar Bays Convertible Note and as such, the net amount received in connection with the sale of the Adar Bays Convertible Note, before our expenses, was $100,000.

We hope to repay the Adar Bays’ Convertible Note prior to any conversion.

KBM Worldwide, Inc. Convertible Note

On February 19, 2015, we sold KBM Worldwide, Inc. (“KBM”) a Convertible Promissory Note in the principal amount of $350,000 (the “KBM Convertible Note”), pursuant to a Securities Purchase Agreement, dated and entered into on February 17, 2015. The KBM Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on February 19, 2016. The KBM Convertible Note provides for customary events of default such as failing to timely make payments under the KBM Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the KBM Convertible Note, we are required to repay KBM liquidated damages in addition to the amount owed under the KBM Convertible Note.

The principal amount of the KBM Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the KBM Convertible Note was issued. The conversion price of the KBM Convertible Note is equal to 50% multiplied by the average of the lowest five closing bid prices of our common stock during the fifteen trading days immediately prior to the date of any conversion.

The KBM Convertible Note included a $26,000 original issue discount and we paid $4,000 of KBM’s attorney’s fees in connection with the sale of the KBM Convertible Note and as such, the net amount, before our expenses, that we received upon sale of the KBM Convertible Note was $320,000.

We are required to keep reserved from our authorized but unissued shares of common stock eight times the number of shares of common stock issuable upon conversion of the KBM Convertible Note at all times and if we fail to keep such amount reserved it is considered an event of default under the KBM Convertible Note.

At no time may the KBM Convertible Note be converted into shares of our common stock if such conversion would result in KBM and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the KBM Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the KBM Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We also deposited 750,000 shares of our common stock into escrow with KBM’s counsel to secure the repayment of the KBM Convertible Note, which shares are to be held in escrow and released to KBM only upon the occurrence of an event of default under the KBM Convertible Note.

We hope to repay the KBM Convertible Note prior to any conversion.

JSJ Investments Inc. Convertible Note

On February 23, 2015 we sold a 10% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $137,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 10% per annum. The JSJ Convertible Note is payable by us on demand by JSJ at any time after August 23, 2015. We have the right to prepay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 90th day following the date of the note, (b) for an amount equal to 140% of the balance of such note from the 91st day following the date of the note until the maturity date of the note, and (c) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is the lower of (a) 58% of the lowest trading price of our common stock during the prior 20 trading days prior to any conversion; or (b) 58% of the lowest trading price of our common stock during the 20 trading days prior to the date of the note. In the event we do not issue the holder any shares due in connection with a conversion within three business days, we are required to issue the holder additional shares equal to 25% of the conversion amount, and an additional 25% of such shares for each additional five business days beyond such fourth business day that such failure continues.

We agreed to pay $2,000 of JSJ’s legal fees and $10,000 of due diligence fees in connection with the sale of the JSJ Convertible Note and as such, the net amount received in connection with the sale of the JSJ Convertible Note, before our expenses, was $125,000.

Pursuant to the terms of the JSJ Convertible Note, we are not allowed to borrow any additional money or incur any liability for borrowed money, except borrowings in place as of the date of the note or indebtedness to trade creditors or financial institutions in the ordinary course of business, or sell, lease or dispose of a significant portion of our assets outside the usual course of business, without the written consent of JSJ.

The JSJ Convertible Note also includes anti-dilution rights in the event we sell or issue any securities with a price less than the then applicable conversion price, subject to certain exceptions.

We hope to repay the JSJ Convertible Note prior to any conversion.

Typenex Co-Investment, LLC Convertible Note

On March 5, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Convertible Note”) to Typenex Co-Investment, LLC (“Typenex”) in the amount of $350,000. The Typenex Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Convertible Note bears interest at the rate of 10% per annum (22% upon the occurrence of an event of default) and is due and payable in full on January 5, 2016. The Typenex Convertible Note provides for customary events of default such as failing to timely make payments under the Typenex Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the Typenex Convertible Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Convertible Note.

We have the right to prepay the Typenex Convertible Note, pursuant to the terms thereof, at any time, provided we pay a prepayment amount of 125% of the then outstanding balance. The principal amount of the Typenex Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time. The conversion price of the Typenex Convertible Note is initially $2.25 per share, provided that if our market capitalization falls below $20 million (provided further that our current market capitalization is below $20 million), the conversion price becomes the lower of $2.25 per share and the average of the five lowest closing bid prices of our common stock on the twenty trading days immediately prior to such conversion date (the “Market Price”) multiplied by 80% (provided such percentage is subject to automatic reduction upon the occurrence of certain events, including among other things described in the Convertible Secured Note, a reduction by 5% in the event the Market Price is less than $0.75).

The Typenex Convertible Note included a $45,000 original issuance discount and we agreed to pay $5,000 of Typenex’s legal fees in connection with the transaction. As a result, the net amount received in connection with the sale of the Typenex Convertible Note, before our expenses, was $300,000.

The Typenex Convertible Note also includes anti-dilution rights in the event we sell or issue any securities with a price less than the applicable conversion price, subject to certain exceptions. The Typenex Convertible Note also includes various restrictions on our ability to enter into subsequent variable rate security transactions following the date thereof.

Beginning on the date that is six months after March 5, 2015, and continuing each month thereafter until maturity, we are required to prepay the Convertible Secured Note in cash or shares of our common stock (provided that upon the occurrence of certain defaults described in the Typenex Convertible Note we are only able to pay this amount in cash), an amount equal to the greater of (i) $70,000 and (ii) the outstanding balance of the Convertible Secured Note divided by the number of such required installment payments prior to the maturity date. Additionally, on the twentieth trading day following the date each tranche of installment shares becomes free trading we are required to issue Typenex additional shares of common stock if the applicable conversion price calculated on the true-up date is less than the original conversion price.

We are subject to various fees and penalties under the Typenex Convertible Note for our failure to timely deliver shares due upon any conversion or installment payment.

At no time may the Typenex Convertible Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us.

As additional consideration for the loan evidenced by the Typenex Convertible Note, the Company granted Typenex a five year warrant to purchase 38,889 shares of our common stock at an exercise price of $2.25 per share (the “Warrant”) which number of shares at exercise price are subject to adjustment. The Warrant includes the same ownership limitation described above in connection with the Typenex Convertible Note. The Warrant includes cashless exercise rights.

The Warrant contains anti-dilution rights such that if we issue or sell or are deemed to issue or sell securities for less than the then applicable exercise price of the Warrant, subject to certain exceptions, the exercise price of the Warrant is reduced to such lower price and the number of shares of common stock issuable upon exercise of the Warrant increases, such that the aggregate exercise price payable upon exercise of the Warrant remains the same upon such anti-dilutive adjustment, up to a maximum of three times the current number of shares issuable upon exercise of the Warrant, subject to certain exceptions upon which there is no cap on the number of shares issuable upon exercise of the Warrant.

The amounts owed under the Typenex Convertible Note were secured by a Stock Pledge Agreement (the “Pledge Agreement”) whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman (“CW Navigation”), pledged one million one hundred thousand (1,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Convertible Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below $900,000 it constitutes a default of the Typenex Convertible Note and CW Navigation is required to pledge additional shares to bring the total value of such pledged shares (as calculated above) to $900,000. Typenex also entered into a subordination agreement in favor our senior lender, Shadow Tree Capital Management, LLC (“Shadow Tree”), to subordinate the repayment of the Typenex Convertible Note to amounts owed by us to Shadow Tree.

We hope to repay the Typenex Convertible Note prior to any conversion.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended January 31, 2015 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2015, included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2014.

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended January 31, 2015 compared to the three months ended January 31, 2014:

Statements of operations:

	Three Months Ended January 31,		Increase/	%
	2015	2014	(Decrease)	Change

Revenues	$646,348	$989,732	(343,384)	-35%

Operating expenses
Lease operating expense	913,290	811,127	102,163	13%
Depreciation, depletion, and amortization	162,166	191,764	(29,598)	-15%
Accretion	258,782	244,509	14,273	6%
Consulting fees - related party	-	-	-
General and administrative expense	980,480	946,325	34,155	4%
Total operating expenses	2,314,718	2,193,725	120,993	6%

Loss from operations	(1,668,370)	(1,203,993)	(464,377)	39%

Consulting and other income (expense)	2,737	(4,940)	7,677	-155%
Interest income (expense), net	(279,727)	(36,854)	(242,873)	659%
Foreign currency transaction gain (loss)	(6,401)	(28,971)	22,570	-78%

Net loss before income taxes	(1,951,761)	(1,274,758)	(677,003)	53%

Income tax provision	-	-	-

Net loss	(1,951,761)	(1,274,758)	(677,003)	53%

Less: Net loss attributable to noncontrolling interests	18	(1,888)	1,906	-101%

Net loss attributable to Hydrocarb Corporation	(1,951,779)	(1,272,870)	(678,909)	53%

Deemed dividend on preferred stock	-	(3,019)	3,019	-100%

Net loss attributable to Hydrocarb Energy Corp after dividends	$(1,951,779)	(1,275,889)	(675,890)	53%

We recorded net loss of $1,951,779, or ($0.09)per basic and diluted common share, during the three months ended January 31, 2015, as compared to a net loss of $ 2,225,697, or ($0.05)per basic and diluted common share, during the three months ended Jaunary 31, 2014.

The changes in results were predominantly due to the factors below:

•	While we had approximately a 38% increase in production for QE 2015 over QE 2014, revenue decreased during QE 2015 from QE 2014 as a primary result of an approximate 39.6% decrease in prices from QE 2014 over QE 2015. Since the end of the quarter, starting with February 2015 production, the company announced a 400% increase in February 2015 production over February 2014 as the Company’s 2014 Production Enhancement Program was being completed. As an important analytical observation, had sales prices remained at the same level they were at during QE 2014, the revenue would have been approximately $1,276,330 for QE 2015. This would have been an approximate increase of 29% over QE 2014 even during a time when work was being accomplished and partial production was shut in. This production increase is indicative of the increase in sustainable production starting to be realized through the end of the quarter from the 2014 Production Enhancement Program.
•	Lease operating expenses increased in 2015 due to higher production levels period over period.
•	Depreciation, depletion, and amortization decreased 15% due to variation of depreciation and amortization calculations from one period to the next.
•	General and administrative expenses increased 4% in QE 2015 over QE 2014 as a result of increased employee compensation packages.
•	Consulting and other income for the three months ended January 31, 2015 primarily represents income earned for production handling. Expenses incurred in the comparable prior period included write-offs of previously recognized consulting income. No such write-offs existed during the current reporting period.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Six months ended January 31, 2015 compared to the six months ended January 31, 2014:

	Six Months Ended January 31,		Increase/	%
	2015	2014	(Decrease)	Change

Revenues	$1,851,777	$2,829,943	(978,166)	-35%

Operating expenses
Lease operating expense	2,210,845	1,928,459	282,386	15%
Depreciation, depletion, and amortization	386,422	493,679	(107,257)	-22%
Accretion	560,990	488,485	72,505	15%
Consulting fees - related party	-	6,754	(6,754)	-100%
General and administrative expense	1,923,760	2,738,324	(814,564)	-30%
Total operating expenses	5,082,017	5,655,701	(573,684)	-10%

Loss from operations	(3,230,240)	(2,825,758)	(404,482)	14%

Consulting and other income (expense)	6,779	(30,266)	37,045	-122%
Interest income (expense), net	(507,504)	21,338	(528,842)	-2478%
Foreign currency transaction gain (loss)	(1,642)	(30,626)	28,984	-95%

Net loss before income taxes	(3,732,607)	(2,865,312)	(867,295)	30%

Income tax provision	-	(4,599)	4,599	-100%

Net loss	(3,732,607)	(2,869,911)	(862,696)	30%

Less: Net loss attributable to noncontrolling interests	(1,305)	(3,360)	2,055	-61%

Net loss attributable to Hydrocarb Corporation	(3,731,302)	(2,866,551)	(864,751)	30%

Deemed dividend on preferred stock	-	(34,254)	34,254	-100%

Net loss attributable to Hydrocarb Energy Corp after dividends	(3,731,302)	$(2,900,805)	(830,797)	29%

We recorded net loss of $3,731,302, or ($0.18)per basic and diluted common share, during the six months ended January 31, 2015, as compared to a net loss of $ 2,866,551, or ($0.10)per basic and diluted common share, during the six months ended January 31, 2014.

The changes in results were predominantly due to the factors below:

•	Revenues decreased due to reasons discussed above primarily regarding lower sales prices. Production was still higher during the quarter than QE 2014 even though wells were required to shutdown during the period in order to perform required workovers and recompletions. This was a positive result of the 2014 Production Enhancement Program.
•	Lease operating expenses increased in 2015 due to higher production levels period over period.
•	Depreciation, depletion, and amortization decreased 15% due to variation of depreciation and amortization calculations from one period to the next.
•	General and administrative expenses increased 4% in QE 2015 over QE 2014 as a result of increased employee compensation packages.
•	Consulting and other income for the three months ended January 31, 2015 primarily represents income earned for production handling. Expenses incurred in the comparable prior period included write-offs of previously recognized consulting income. No such write-offs existed during the current reporting period.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of January 31, 2015 and July 31, 2014, respectively:

	January 31, 2015	July 31, 2014
Cash and cash equivalents	$266,646	$144,258
Working capital (deficit)	$(3,338,050)	$(3,566,332)

At January 31, 2015, we had $266,646 of cash on hand and a working capital of $(3,338,050).

Net Cash Provided by Operating Activities

During the six months ended January 31, 2015, operating activities used $612,515 in comparison cash flows provided of $158,432 during the six months ended January 31, 2014. The main operating activities using cash for the six months ended January 31, 2015, were a debt issuance cost of $94,626 and net loss of $3,732,607, offset by $853,435 of accounts payable and accrued expenses and $388,475 of share based compensation.

Net Cash Used in Investing Activities

During the six months ended January 31, 2015, investing activities used cash of $2,430,284 compared to cash used of $1,120,883 during the six months ended January 31, 2014.  The main uses of cash for investing activities were purchases of oil and gas properties.

Net Cash Provided by Financing Activities

During the six months ended January 31, 2015, financing activities provided cash of $3,165,187in comparison to providing $1,091,805in cash during the six months ended January 31, 2014.  The main reasons for cash being provided by financing activities for the six months ended January 31, 2015, was proceeds from borrowing and the main reasons for cash being provided by financing activities for the six months ended January 31, 2014, was payments on borrowings from related parties.

Operation Plans and Focus

In Galveston Bay, Texas we plan to continue enhancing the production from our four productive fields. Our 2014 Production Enhancement Program has included primarily reworking, infrastructure improvements, and recompletions, as well as drilling, as to exploit the known reserves in at least 18 wells. Internal estimates show the projects are showing success, and as of February 2015 over production of February 2014, there has been an approximately 400% increase in production. Due to the fact that a large proportion of current operating costs in Galveston Bay are fixed it is expected that as production grows an increasing percentage of the revenue will contribute to positive cash flow. We plan to fund these projects as long as working capital and cash-flow permits and pending success of previous projects. If we are able to secure either bank or equity financing in the near future, this development plan can be accelerated.

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

In Abu Dhabi, United Arab Emirates (“U.A.E”) our subsidiary Otaiba Hydrocarb LLC is now being shut down.  In September 2014 our CEO traveled to Abu Dhabi and met with the board of directors of Otaiba Hydrocarb LLC.  His goal was to proceed with oil company registration work that would allow the company to receive bids on oilfield services work with the hopes of developing profitable business as has been the plan since the subsidiary was established.  Instead of being able to proceed with the business plan, the partner in the UAE made it clear that they wanted more control over management of the subsidiary while still requiring us to fund ongoing expenses.  This requirement created an impasse between our partners and us.   Together with consideration for the severe drop in oil prices, the board of directors made the decision to cease operations in the UAE in favor of our focus for oilfield services to be developed domestically.  Thus, during the quarter the decision was made to close the office in the UAE and not to continue its operations thereby reducing cash expense obligations that we have had in the past but no longer have.  All expenses of operating there have been realized on an ongoing basis so the accounting effect of this shutdown is nil and immaterial.

Our plan of operations over the next nine months is to increase cash flow upon one or more of the following occurring:
1.	We have been working towards a major development loan to take out all current debt and provide staged in capital to be used to continue to enhance production by using 3D seismic data to delineate additional work-over and recompletion opportunities in the approximately 130 wells in Galveston Bay. Management believes that our Galveston Bay producing assets scientifically support a much larger loan with upside potential to include drilling its proved undeveloped drilling targets as well as probable reserve drilling targets. The January 2015 reserve report reflects potential to drill Proved Undeveloped wells that can potentially increase proved producing reserves and production. We have structured a staged in minimum $40MM development loan that will be highly subject to scientific verification of drilling targets using 3D seismic. While no loan has been approved yet, we are in discussions with financial banks and investment banks with substantial experience in the oil industry and management has this effort as a top priority based on our belief in the real upside of the Galveston Bay producing assets.
2.	We may be able to bring on a joint venture partner to help us further develop our Galveston Bay leases whereby we farm down working interest in all our leases or specific drilling opportunities. We may be able raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner and our efforts are ongoing in this process as well.
3.	We believe as a stand-alone possibility that a collateral replacement arrangement may be made with a major lender which could release our $6.7 million dollars of restricted cash from the State Bonding requirement. Management is continuing to pursue relieving the cash from being encumbered by such a long term liability.
4.	Raise capital through the issuance of additional equity. We have recently raised approximately $.96 million dollars through convertible debenture sales. Management has strategically initiated this source of cash with the goal to take these debentures out at a premium prior to them being converted into our common stock. Contingent on the success of obtaining our major financing as discussed in #1 above, we believe that our ability to raise equity at much higher stock prices could become a viable option for us.
5.	We could potentially receive payments on the two receivables still on our books resulting from the December 2013 acquisition.

Our plan of operations over the next twelve months is subject to the continued success of our 2014 Production Enhancement Program now being realized.  Bringing our Redfish Reef production online is forecasted for us to be at better than cash flow positive going forward even at today’s lower oil prices. With normal recovery of oil prices as many are forecasting and expecting, the current production that we have could produce enough cash by itself to have more internally-derived funds available for capital expenditures in the future. As management, we will determine the best use of our capital given the circumstances at the time.

Our plan of operations over the next twelve months will always be subject to available capital which will be determined by the success of projects that are currently in progress or will begin soon. It is even possible that given a high degree success in recently initiated projects and upcoming projects we could actually exceed our planned operations and have more internally-derived funds available for capital expenditures for the next six months. As management, we will determine the best use of our capital given the circumstances at the time.

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

Recent Funding Transactions:

Subsequent to January 31, 2015, we raised approximately $1 million through the sale of various convertible promissory notes as described below.

LG Capital Funding, LLC Convertible Note

On February 17, 2015, we sold an 8% Convertible Redeemable Note to LG Capital Funding, LLC (“LG Capital” and the “LG Capital Convertible Note”) in the amount of $105,000 pursuant to a Securities Purchase Agreement. Amounts owed under the LG Capital Convertible Note accrue interest at the rate of 8% per annum (24% upon the occurrence of an event of default). The LG Capital Convertible Note is due and payable on February 17, 2016. The principal amount of the LG Capital Convertible Note and all accrued interest thereon is convertible at the option of the holder into our common stock at any time. The conversion price of the LG Capital Convertible Note is 65% of the average of the two lowest closing bid prices of our common stock for the 12 trading days prior to the date a notice of conversion is received by us from LG Capital. In the event we experience a “DTC chill” at any time, the conversion price percentage above decreases to 55%. At no time may the LG Capital Convertible Note be converted into shares of our common stock if such conversion would result in LG Capital and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

The LG Capital Convertible Note provides for customary events of default such as failing to timely make payments under the note when due. Additionally, in the event we fail to timely deliver shares due in connection with a conversion, we are required to pay the holder $250 per day beginning on the 4th day after the conversion notice was delivered to us, increasing to $500 per day on the 10th day after the conversion notice was delivered. In the event we have no “bid” price for our common stock at any time while the note is outstanding, the outstanding principal due under the terms of the note increases by 20%. In the event our common stock is delisted from an exchange (including the OTCQB), the outstanding principal amount of the note increases by 50%. If not paid at maturity, the outstanding principal amount of the note increases by 10%.

We may prepay in full the unpaid principal and interest on the LG Capital Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 135% of the then outstanding balance on the LG Capital Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made. Additionally, upon the occurrence of certain fundamental events as described in the note, we are required to repay the note at the request of the holder in an amount equal to 150% of the then balance of the note.

We agreed to pay $5,000 of LG Capital’s legal fees in connection with the sale of the LG Capital Convertible Note and as such, the net amount received in connection with the sale of the LG Capital Convertible Note, before our expenses, was $100,000.

We hope to repay the LG Capital Convertible Note prior to any conversion.

Adar Bays, LLC Convertible Note

On February 17, 2015, we sold an 8% Convertible Redeemable Note to Adar Bays, LLC (“Adar Bays” and the “Adar Bays Convertible Note”) in the amount of $105,000 pursuant to a Securities Purchase Agreement. Amounts owed under the Adar Bays Convertible Note accrue interest at the rate of 8% per annum (24% upon the occurrence of an event of default). The Adar Bays Convertible Note is due and payable on February 17, 2016. The principal amount of the Adar Bays Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the Adar Bays Convertible Note is 65% of the average of the two lowest closing bid prices of our common stock for the 12 trading days prior to the date a notice of conversion is received by us from Adar Bays. In the event we experience a “DTC chill” at any time, the conversion price percentage above decreases to 55%. At no time may the Adar Bays Convertible Note be converted into shares of our common stock if such conversion would result in Adar Bays and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

The Adar Bays Convertible Note provides for customary events of default such as failing to timely make payments under the note when due. Additionally, in the event we fail to timely deliver shares due in connection with a conversion, we are required to pay the holder $250 per day beginning on the 4th day after the conversion notice was delivered to us, increasing to $500 per day on the 10th day after the conversion notice was delivered. In the event we have no “bid” price for our common stock at any time the note is outstanding, the outstanding principal due under the terms of the note increases by 20%. In the event our common stock is delisted from an exchange (including the OTCQB), the outstanding principal amount of the note increases by 50%. If not paid at maturity, the outstanding principal amount of the note increases by 10%.

We may prepay in full the unpaid principal and interest on the Adar Bays Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 115% to 135% of the then outstanding balance on the Adar Bays Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made, provided that upon the occurrence of certain fundamental events, we are required to repay the note at the request of the holder for 150% of the then balance of the note.

We agreed to pay $5,000 of Adar Bays’ legal fees in connection with the sale of the Adar Bays Convertible Note and as such, the net amount received in connection with the sale of the Adar Bays Convertible Note, before our expenses, was $100,000.

We hope to repay the Adar Bays’ Convertible Note prior to any conversion.

KBM Worldwide, Inc. Convertible Note

On February 19, 2015, we sold KBM Worldwide, Inc. (“KBM”) a Convertible Promissory Note in the principal amount of $350,000 (the “KBM Convertible Note”), pursuant to a Securities Purchase Agreement, dated and entered into on February 17, 2015. The KBM Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on February 19, 2016. The KBM Convertible Note provides for customary events of default such as failing to timely make payments under the KBM Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the KBM Convertible Note, we are required to repay KBM liquidated damages in addition to the amount owed under the KBM Convertible Note.

The principal amount of the KBM Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the KBM Convertible Note was issued. The conversion price of the KBM Convertible Note is equal to 50% multiplied by the average of the lowest five closing bid prices of our common stock during the fifteen trading days immediately prior to the date of any conversion.

The KBM Convertible Note included a $26,000 original issue discount and we paid $4,000 of KBM’s attorney’s fees in connection with the sale of the KBM Convertible Note and as such, the net amount, before our expenses, that we received upon sale of the KBM Convertible Note was $320,000.

We are required to keep reserved from our authorized but unissued shares of common stock eight times the number of shares of common stock issuable upon conversion of the KBM Convertible Note at all times and if we fail to keep such amount reserved it is considered an event of default under the KBM Convertible Note.

At no time may the KBM Convertible Note be converted into shares of our common stock if such conversion would result in KBM and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the KBM Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the KBM Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We also deposited 750,000 shares of our common stock into escrow with KBM’s counsel to secure the repayment of the KBM Convertible Note, which shares are to be held in escrow and released to KBM only upon the occurrence of an event of default under the KBM Convertible Note.

We hope to repay the KBM Convertible Note prior to any conversion.

JSJ Investments Inc. Convertible Note

On February 23, 2015 we sold a 10% Convertible Note to JSJ Investments Inc. (“JSJ” and the “JSJ Convertible Note”) in the amount of $137,000. Amounts owed under the JSJ Convertible Note accrue interest at the rate of 10% per annum. The JSJ Convertible Note is payable by us on demand by JSJ at any time after August 23, 2015. We have the right to prepay the JSJ Convertible Note (a) for an amount equal to 135% of the then balance of such note until the 90th day following the date of the note, (b) for an amount equal to 140% of the balance of such note from the 91st day following the date of the note until the maturity date of the note, and (c) for an amount equal to 150% of the balance of such note subsequent to the maturity date (provided the holder consents to such payment after maturity).

The JSJ Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is the lower of (a) 58% of the lowest trading price of our common stock during the prior 20 trading days prior to any conversion; or (b) 58% of the lowest trading price of our common stock during the 20 trading days prior to the date of the note. In the event we do not issue the holder any shares due in connection with a conversion within three business days, we are required to issue the holder additional shares equal to 25% of the conversion amount, and an additional 25% of such shares for each additional five business days beyond such fourth business day that such failure continues.

We agreed to pay $2,000 of JSJ’s legal fees and $10,000 of due diligence fees in connection with the sale of the JSJ Convertible Note and as such, the net amount received in connection with the sale of the JSJ Convertible Note, before our expenses, was $125,000.

Pursuant to the terms of the JSJ Convertible Note, we are not allowed to borrow any additional money or incur any liability for borrowed money, except borrowings in place as of the date of the note or indebtedness to trade creditors or financial institutions in the ordinary course of business, or sell, lease or dispose of a significant portion of our assets outside the usual course of business, without the written consent of JSJ.

The JSJ Convertible Note also includes anti-dilution rights in the event we sell or issue any securities with a price less than the then applicable conversion price, subject to certain exceptions.

We hope to repay the JSJ Convertible Note prior to any conversion.

Typenex Co-Investment, LLC Convertible Note

On March 5, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Convertible Note”) to Typenex Co-Investment, LLC (“Typenex”) in the amount of $350,000. The Typenex Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Convertible Note bears interest at the rate of 10% per annum (22% upon the occurrence of an event of default) and is due and payable in full on January 5, 2016. The Typenex Convertible Note provides for customary events of default such as failing to timely make payments under the Typenex Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the Typenex Convertible Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Convertible Note.

We have the right to prepay the Typenex Convertible Note, pursuant to the terms thereof, at any time, provided we pay a prepayment amount of 125% of the then outstanding balance. The principal amount of the Typenex Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time. The conversion price of the Typenex Convertible Note is initially $2.25 per share, provided that if our market capitalization falls below $20 million (provided further that our current market capitalization is below $20 million), the conversion price becomes the lower of $2.25 per share and the average of the five lowest closing bid prices of our common stock on the twenty trading days immediately prior to such conversion date (the “Market Price”) multiplied by 80% (provided such percentage is subject to automatic reduction upon the occurrence of certain events, including among other things described in the Convertible Secured Note, a reduction by 5% in the event the Market Price is less than $0.75).

The Typenex Convertible Note included a $45,000 original issuance discount and we agreed to pay $5,000 of Typenex’s legal fees in connection with the transaction. As a result, the net amount received in connection with the sale of the Typenex Convertible Note, before our expenses, was $300,000.

The Typenex Convertible Note also includes anti-dilution rights in the event we sell or issue any securities with a price less than the applicable conversion price, subject to certain exceptions. The Typenex Convertible Note also includes various restrictions on our ability to enter into subsequent variable rate security transactions following the date thereof.

Beginning on the date that is six months after March 5, 2015, and continuing each month thereafter until maturity, we are required to prepay the Convertible Secured Note in cash or shares of our common stock (provided that upon the occurrence of certain defaults described in the Typenex Convertible Note we are only able to pay this amount in cash), an amount equal to the greater of (i) $70,000 and (ii) the outstanding balance of the Convertible Secured Note divided by the number of such required installment payments prior to the maturity date. Additionally, on the twentieth trading day following the date each tranche of installment shares becomes free trading we are required to issue Typenex additional shares of common stock if the applicable conversion price calculated on the true-up date is less than the original conversion price.

We are subject to various fees and penalties under the Typenex Convertible Note for our failure to timely deliver shares due upon any conversion or installment payment.

At no time may the Typenex Convertible Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us.

As additional consideration for the loan evidenced by the Typenex Convertible Note, the Company granted Typenex a five year warrant to purchase 38,889 shares of our common stock at an exercise price of $2.25 per share (the “Warrant”) which number of shares at exercise price are subject to adjustment. The Warrant includes the same ownership limitation described above in connection with the Typenex Convertible Note. The Warrant includes cashless exercise rights.

The Warrant contains anti-dilution rights such that if we issue or sell or are deemed to issue or sell securities for less than the then applicable exercise price of the Warrant, subject to certain exceptions, the exercise price of the Warrant is reduced to such lower price and the number of shares of common stock issuable upon exercise of the Warrant increases, such that the aggregate exercise price payable upon exercise of the Warrant remains the same upon such anti-dilutive adjustment, up to a maximum of three times the current number of shares issuable upon exercise of the Warrant, subject to certain exceptions upon which there is no cap on the number of shares issuable upon exercise of the Warrant.

The amounts owed under the Typenex Convertible Note were secured by a Stock Pledge Agreement (the “Pledge Agreement”) whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman (“CW Navigation”), pledged one million one hundred thousand (1,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Convertible Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below $900,000 it constitutes a default of the Typenex Convertible Note and CW Navigation is required to pledge additional shares to bring the total value of such pledged shares (as calculated above) to $900,000. Typenex also entered into a subordination agreement in favor our senior lender, Shadow Tree Capital Management, LLC (“Shadow Tree”), to subordinate the repayment of the Typenex Convertible Note to amounts owed by us to Shadow Tree.

We hope to repay the Typenex Convertible Note prior to any conversion.

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to prove oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2014, which deficiencies have not yet been remedied.

Internal Control over Financial Reporting

During the six months ended January 31, 2015, we continued to implement and document entity-level controls, formalize risk assessment processes and adopt additional policies and procedures to improve our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

As of anuary 31, 2015, we were a party to the following legal proceedings:

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

Cause No. 2011-54428; ERG Resources, LLC v. Galveston Bay Energy, LLC, in the 125th Judicial District Court, Harris County, Texas. This case deals with the operating agreements for the processing of product by the entities owned by ERG. It is an action seeking payments of charges and expenses by ERG that are refuted by GBE. The Company intends to prosecute its claims and defenses vigorously. As indicated above, this case has been consolidated into the case listed above. As such, the claims in this case will be decided in cause No. 2011- 37552, which was tried in October 2013.

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

Cause No. 2015-10005; Hydrocarb Energy Corporation and Kent P. Watts, Individually v. Vincent Pasquale Scaturro (“Scaturro”), in the 152nd Judicial District Court, Harris County, Texas. This case deals with a lock up leak out agreement executed by Scaturro limiting the amount of shares which Mr. Scaturro could transfer or sell. The court granted a temporary restraining order on February 20, 2015 and there is a temporary injunction hearing scheduled for April 10, 2015.

Item 1A.	Risk Factors

For information regarding our risk factors see the risk factors disclosed in Item 1A of our Annual Report on Form 10-K filed on November 13, 2014. There have been no material changes from the risk factors previously disclosed in such Annual Report as of the date of this report, other than the risk factors provided below:

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

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Recent Funding Transactions”, we sold various convertible promissory notes in February and March 2015. Specifically, we sold an 8% Convertible Redeemable Note to LG Capital Funding, LLC in the amount of $105,000; an 8% Convertible Redeemable Note to Adar Bays, LLC in the amount of $105,000; a Convertible Promissory Note in the principal amount of $350,000 to KBM Worldwide, Inc.; a 10% Convertible Note to JSJ Investments Inc. in the amount of $137,000; and a Secured Convertible Promissory Note to Typenex Co-Investment, LLC in the amount of $350,000 (collectively, the “Convertible Notes”). The conversion prices of the Convertible Notes vary from between 50% to 80% of the market value of our common stock, subject in many cases to antidilution and other rights. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we plan to repay the Convertible Notes in full before any conversions take place.

The issuance and sale of common stock upon conversion of the Convertible Notes may depress the market price of our common stock.

If sequential conversions of the Convertible Notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the Convertible Notes will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Convertible Notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Notes will be convertible into shares of our common stock at a discount to market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. Notwithstanding the above, we plan to repay the Convertible Notes in full before any conversions take place.

The issuance of common stock upon conversion of the Convertible Notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Convertible Notes may ultimately receive and sell the full amount of shares issuable in with the conversion of such Convertible Notes. Although certain of the Convertible Notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% or 9.99% of our outstanding common stock, this restriction does not prevent the holders of the Convertible Notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holders of the Convertible Notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the Convertible Notes choose to do this, it will cause substantial dilution to the then holders of our common stock. Notwithstanding the above, we plan to repay the Convertible Notes in full before any conversions take place.

The continuously adjustable conversion price feature of the Convertible Notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon any conversion of the Convertible Notes. The Convertible Notes are convertible into shares of common stock at a conversion price equal to a discount to the market value of our common stock as described above. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Notes may encourage the holders of the Convertible Notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Notes are convertible into shares of our common stock at a discount to the market value of our common stock. The significant downward pressure on the price of our common stock as the holders of the Convertible Notes convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock. Notwithstanding the above, we plan to repay the Convertible Notes in full before any conversions take place.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended January 31, 2015, we issued an aggregate of 100,000 shares of common stock to consultants for services rendered. We valued these transactions at approximately $266,722.

As described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Recent Funding Transactions”, we sold various Convertible Notes in February and March 2015 and also granted Typenex the Warrant described above.

We claim an exemption from registration for the issuances and grant described above pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), since the foregoing issuances and grant did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In September 2014 our Chief Executive Officer, Kent P. Watts, traveled to Abu Dhabi and met with the Board of Directors of Otaiba Hydrocarb LLC, of which we own 95%. His goal was to proceed with oil company registration work that would allow Otaiba to receive bids on oilfield services work with the hopes of developing profitable business, which has been the plan since the subsidiary was established. Instead of being able to proceed with the business plan, the Company’s partner in Otaiba made it clear that they wanted more control over management of the subsidiary while still requiring the Company to fund ongoing expenses. As such, an impasse was created between the Company and its partners in Otaiba. Together with consideration for the severe drop in oil prices, the Board of Directors made the decision to cease operations in Otaiba in favor of our focus in oilfield services to be developed domestically. Thus, during the quarter ended January 31, 2015, the decision was made to close the office in the U.A.E. and not to continue its operations thereby reducing cash expense obligations that we have had in the past but no longer have. The accounting effect of this shutdown is minimal.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROCARB ENERGY CORP.
/s/ Kent P. Watts
Kent P. Watts
Chief Executive Officer, Executive Chairman and Director
(Principal Executive Officer)
Date: March 23, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Securities Purchase Agreement between Hydrocarb Energy Corp. and LG Capital Funding, LLC (February 17, 2015) (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.2
8% Convertible Redeemable Note ($105,000 – LG Capital Funding, LLC)(February 17, 2015) (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.3
Securities Purchase Agreement between Hydrocarb Energy Corp. and Adar Bays, LLC (February 17, 2015) (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.4
8% Convertible Redeemable Note ($105,000 – Adar Bays, LLC)(February 17, 2015) (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.5
Securities Purchase Agreement between Hydrocarb Energy Corp. and KBM Worldwide, Inc. (February 17, 2015) (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.5
Convertible Promissory Note ($350,000 – KBM Worldwide, Inc.)(February 17, 2015) (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.6
10% Convertible Promissory Note ($137,000 – JSJ Investments Inc.)(February 23, 2015) (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.7
Securities Purchase Agreement between Hydrocarb Energy Corp. and Typenex Co-Investment, LLC (March 5, 2015) (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.8
Secured Convertible Promissory Note ($350,000 – Typenex Co-Investment, LLC.)(March 5, 2015) (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.9
Secured Convertible Promissory Note ($350,000 – Typenex Co-Investment, LLC.)(March 5, 2015) (Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.10
Warrant to Purchase Shares of Common Stock (March 5, 2015 - Typenex Co-Investment, LLC) (Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.11
Stock Pledge Agreement between Typenex Co-Investment, LLC and CW Navigation, Inc. (March 5, 2015) (Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.12
Executive Agreement with Kent P. Watts (March 9, 2015)(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2015 (File No. 000-53313) and incorporated herein by reference)

23.1*	Consent of Ralph E. Davis Associates, Inc.
31.1*	Certification of Principal Executive required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
99.1*	Report of Ralph E. Davis Associates, Inc. Oil, Liquid, Natural Gas Reserve dated January 31, 2015
101.INS#	XBRL INSTANCE DOCUMENT
101.SCH#	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL#	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF#	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB#	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE#	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

**	Furnished herewith.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.