Form 10-K/A
period 2014-07-31
HYDROCARB ENERGY CORP
filed 2015-06-10
CIK 1425808

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

EXPLANATORY NOTE

On November 13, 2014, Hydrocarb Energy Corporation (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended July 31, 2014 (the “Original Form 10-K”). Subsequent to the filing of the Original Form 10-K, the Company became aware of various issues (described in greater detail below) relating to such filing and the Company is hereby amending its Original Form 10-K. Revisions to the Original Form 10-K are made in the following areas.

Item 1.	Changes in Proved Undeveloped Reserves	Expanded explanation related to the revision in previous estimate of proved undeveloped reserves for the year ended July 31, 2014.
Item 1.	Production and Price History	Edited description of Total (BOE) to Total (Mcfe) and adjusted Totals.
Item 1.	Acreage	Updated table of gross and net developed and undeveloped acreage.
Item 1.	Acreage	Expanded disclosure language related to acreage held related to total proved reserves and total proved undeveloped reserves.
Item 1.	Acreage	Expanded disclosure regarding acreage to include information related to acreage held related to onshore petroleum concessions located in the republic of Namibia.
Item 1.	Acreage	Expanded language to clarify further expirations dates related to leases of material amounts of undeveloped acreage.
Item 7.	Plan of Operations	Addition of language related to the termination of oil and gas activities within the U.A.E.
Item 8.	Note 15 - Subsequent Events	Added language relating to the termination of oil and gas activities in the U.A.E.
Item 8.	Note 16 – Supplemental Oil and Gas Information (Unaudited)	Expanded disclosure related to reasons and circumstances for changes in “Revisions of previous estimates” for the years ended July 31, 2014 and 2013, respectively.
Item 8.	Note 16 – Supplemental Oil and Gas Information (Unaudited)
Expanded disclosure to explain differences between total proved undiscounted future net income shown in the reserve report and the disclosure in Note 16 of future cash inflows less the future production and future development costs for each of the periods ending July 31, 2014 and 2013, respectively.

Item 15.	Exhibit 99.1	Amended filing to include “Certificate of Qualification” of technical person primarily responsible for overseeing the preparation of the reserve report.
Item 15.	Exhibit 99.1	Addition of paragraph stating the assumptions, data, methods, and procedures are appropriate for the purposes served by the reserve report.

This Amendment No. 1 to the Original Form 10-K replaces and supersedes the Original Form 10-K filed with the Securities and Exchange Commission on November 13, 2014. Readers should disregard the Original Form 10-K in its entirety.

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

In Texas, the Company’s proved undeveloped reserves are located on acreage held by production. Total acreage on these leases is 18,376, of this number, 1,040 acres are currently proved, developed, producing acres, and 17,336 acres are considered undeveloped.  The Company has reported proved undeveloped reserves as a result of existing wells which require major expenditures to develop the reserves.

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

During the year ended July 31, 2014, the Company has concentrated on infrastructure, indentifying potential workover and recompletions, and obtaining financing to complete this work.  The increase in proved undeveloped reserves was a result of an increase in certain previously estimated oil reserves in the Galveston Bay, Texas property. When we acquired Galveston Bay Energy LLC in 2011, the Company had over 100 well-bores that had been shut in and scheduled for potential plugging and abandonment. Since the date of the acquisition, our technical staff undertook a review of the old well logs and other technical data to identify additional undeveloped oil reserves in these leases. All increases in proved undeveloped reserves are due to the re-evaluation of previously available technical data associated with such review. We have not obtained new technical data. We believe that the new interpretations and reevaluations better reflect the underlying technical data. For the year ended July 31, 2014, this increase related primarily to revaluations associated with the Trinity Bay Field.

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

Property	2014	2013

Oil (Bbls):

Galveston Bay, Texas	40,536	57,796
The Welder Lease (Barge Canal), Calhoun Co. Texas	1,900	3,488
Markham City, Cook Co., Illinois	-	151
Chapman Ranch II Prospect, Nueces, Co., Texas	-	36
Karnes Co., Texas	-	4
Total Oil	42,436	61,475

Property	2014	2013

Gas (Mcf)

Galveston Bay, Texas	110,286	75,164
The Welder Lease (Barge Canal), Calhoun Co. Texas	63,135	100,116
Palacios Prospect, Duval Co., Texas	148	1,113
Karnes Co., Texas	-	323
Total Gas	173,569	176,716

Property	2014	2013

Total (Mcfe)

Galveston Bay, Texas	353,502	421,940
The Welder Lease (Barge Canal), Calhoun Co. Texas	74,535	121,044
Palacios Prospect, Duval Co., Texas	148	1,113
Markham City, Cook Co., Illinois	-	906
Chapman Ranch II Prospect, Nueces Co., Texas	-	216
Karnes Co., Texas	-	347
Total Mcfe	428,185	545,566

Average Prices:

Oil (per Bbl)	$102.87	$105.63
Gas (per Mcf)	$4.03	$3.40
Total (per Mcfe)	$11.83	$12.99

Average Costs (per Mcfe):

Lease operating expense (per Mcfe) (1)	$11.47	$8.28

(1)	Taxes, transportation and production-related administrative expenditures are included in lease operating expenses.

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

	Gross (1)	Net
Developed Acreage
Texas, USA	1,040	1,029
Undeveloped Acreage
Texas, USA	17,336	17,145
Namibia, Africa	5,300,000	4,770,000
Total	5,318,376	4,788,174

(1)	The gross acreage cited includes leasehold acreage to be earned under the farm-out agreements.

Namibia, Africa

In September 2012, we acquired a 39% working interest in a concession in Namibia, Africa.  With our acquisition of HCN in December 2013, we acquired an additional 51% working interest and we now own a working interest of 90% of this concession.  This property is a 5.3 million-acre concession in northern Namibia in Africa.

In Texas, the Company’s proved undeveloped reserves are located on acreage held by production. Total acreage on these leases is 18,376, of this number, 1,040 acres are currently proved, developed, producing acres, and 17,336 acres are considered undeveloped.  The Company has reported proved undeveloped reserves as a result of existing wells which require major expenditures to develop the reserves.

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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves. As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the lease or by payment of delay rentals during the remaining primary term of the lease. The oil and natural gas leases in which we have an interest are for varying primary terms.  Most of our developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced in commercial quantities or operations are commenced to restore production as our leases terms expire when the Company ceases drilling activity.

Most of our developed lease acreage is held by production and is beyond the primary lease term.  As such, the Company’s leases related to the Texas properties are held so long as oil or natural gas is produced in commercial quantities or operations are commenced to restore production with our lease terms expiring only when the Company ceases drilling activity.

The lease terms related to the Company’s working interest in the Namibia concession has an “Initial Exploration Period” which expires September 2015 with a minimum expenditure requirement of $4,505,000.  Subsequent to the Initial Exploration Period the Company has a “First Renewal Exploration Period” of two years from end of the Initial Exploration Period.  During the First Renewal Period the Company must relinquish 25% of the exploration license area and has a minimum expenditure of $17,350,000.  Subsequent to the First Renewal Period the Company has a “Second Renewal (Production License) Exploration Period” of 25 years and has a minimum expenditure of $300,000.

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

As of the date of this amendment, it has been determined by the Board of Directors to shut down the operations of our subsidiary Otaiba Hydrocarb LLC, in Abu Dhabi, United Arab Emirates. In September 2014, our CEO traveled to Abu Dhabi and met with the board of directors of Otaiba Hydrocarb LLC. His goal was to proceed with oil company registration work that would allow the company to receive bids on oilfield services work with the hopes of developing profitable business as has been the plan since the subsidiary was established. Instead of being able to proceed with the business plan, the partner in the UAE made it clear that they wanted more control over management of the subsidiary while still requiring us to find ongoing expenses. This requirement created an impasse between our partners and us. Together with consideration for the severe drop in oil prices, the board of directors made the decision to cease operations in the UAE without obtaining any contracts, in favor of our focus on oilfield services to be developed domestically. Thus, the decision was made to close the office in the UAE and not continue its operations, thereby reducing cash expense obligations that we have had in the past but will no longer have.

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

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2014	2013

Revenues	$5,065,096	$7,070,540
Operating expenses
Lease operating expense	4,913,313	4,560,201
Depreciation, depletion, and amortization	910,837	1,121,018
Accretion	1,043,928	1,056,508
Consulting fees - related party	6,754	196,384
Acquisition-related costs - related party	-	34,834,752
General and administrative expense	4,585,450	4,198,747
Total operating expenses	11,460,282	45,967,610

Loss from operations	(6,395,186)	(38,897,070)

Consulting and other income (expense)	23,134	1,145,997
Interest expense, net	(132,955)	(149,131)
Loss on sale of available for sale securities	-	(517,920)
Impairment of available for sale securities	-	(275,327)
Gain on derivative warrant liability	-	1,056,224
Loss on disposal of assets	(23,990)	(14,054)
Foreign currency transaction (loss)	(21,253)	(5,884)

Net loss before income taxes	(6,550,250)	(37,657,165)
Income tax provision	(4,599)	122,949

Net loss	(6,554,849)	(37,534,216)

Less: Net loss attributable to non-controlling interests	(5,527)	(8,483)
Net loss attributable to Hydrocarb Energy Corp.	(6,549,322)	(37,525,733)

Dividend on preferred stock	(34,254)	(69,920)
Deemed dividend on preferred stock	(150,548)	-
Accretion dividend - Beneficial Cash Feature on preferred stock	(949,808)	-
Net loss attributable to Hydrocarb Energy Corp. after dividends	$(7,683,932)	$(37,595,653)

Basic and diluted loss per common share:	$(0.51)	$(8.66)

Weighted average shares outstanding (basic and diluted)	15,150,782	4,342,864

The accompanying notes are an integral part of these consolidated financial statements.

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	HCN Preferred Stock		HEC Preferred Stock		HCN Common Stock		HEC Common Stock		Additional		Other	Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Income	Subscription Receivable	Accumulated Deficit	Total Equity

Restated Balance, July 31, 2012	-	$-	-	$-	-	$-	3,597,071	$3,597	$38,342,757	$-	$(743,082)	$-	$(25,927,122)	$11,676,150
Acquisition of NEI							830,000	830	35,395,970					35,396,800
Issuance of HCN preferred stock	4,225	1,690,000												1,690,000
HCN purchase of HEC common stock										(822,250)				(822,250)
Share-based compensation:
Amortization of fair value of stock options									933,126					933,126
Warrants granted to related party									196,384					196,384
Expiration of derivative warrant liability									269,164					269,164
Unrealized loss on available for sale securities											743,082			743,082
Dividend on HCN Preferred Stock													(69,920)	(69,920)
Net loss attributable to HEC													(37,525,733)	(37,525,733)
Balance July 31, 2013	4,225	$1,690,000	-	$-	-	$-	4,427,071	$4,427	75,137,401	$(822,250)	$-	$-	$(63,522,775)	$12,486,803
Issuance of HCN common stock					6,559,257	6,560			24,511					31,071
Issuance of HCN preferred stock to settle debt and accounts payable	3,963	1,585,200												1,585,200
HCN sale of HEC common stock for receivable									177,750	822,250		(1,000,000)		-
HCN sale of HEC common stock for receivable									(1,729,688)	3,589,567		(1,859,879)		-
HEC preferred stock exchanged in connection with HCN acquisition	(8,188)	(3,275,200)	8,188	3,275,200										-
HEC common stock exchanged in connection with HCN acquisition					(6,559,257)	(6,560)	8,396,667	8,397	(1,837)					-
HEC Common stock issued to satisfy contingently-issued rights from NEI Acquisition							7,470,000	7,470	(7,470)					-
HEC common stock issued to settle debt							619,960	620	3,588,947	(3,589,567)				-
HEC Beneficial Conversion Feature on 7% Preferred stock									949,808					949,808
Deemed Dividend on Preferred Stock									(949,808)					(949,808)
Share-based compensation:
Amortization of fair value of stock options									943,572					943,572
Stock issued to employees and directors							167,904	168	813,659					813,827
Warrants granted to related party									6,754					6,754
Dividend on HCN preferred stock													(34,254)	(34,254)
Cash collections on stock subscription receivable												675,000		675,000
Net loss attributable to HEC													(6,549,322)	(6,549,322)
Balance July 31, 2014	-	$-	8,188	$3,275,200	-	$-	21,081,602	$21,082	$78,953,599	-	$-	$(2,184,879)	$(70,106,351)	$9,958,651

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

As of July 31, 2014, we maintain developed and undeveloped acreage offshore in Texas.  As of July 31, 2014, we were producing oil and gas from our working interest in four offshore fields in Galveston Bay, Texas.  During September 2012, we acquired, through the acquisition of Namibia Exploration Inc., a 39% non-operated working interest in a concession located onshore in Namibia, Africa.  During December 2013, with our acquisition of Hydrocarb Corporation, we acquired 51% working interest in this onshore Namibia, Africa concession and now own 90% working interest (100% cost responsibility) in the Namibia, Africa concession.

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

Other current assets consisted of the following:

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

Effective November 6, 2014, settlement negotiations with respect to the ERG Resources lawsuit have been concluded. Galveston Bay Energy has paid $35,000 in cash and Hydrocarb Energy will issue 65,000 shares in restricted common stock to settle. More than this amount has been accrued previously and no further adjustments will be made to our financial statements.

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

Subsequent to the issuance of the original Annual Report on Form 10-K, it was determined that our subsidiary, Otaiba Hydrocarb LLC in Abu Dhabi, United Arab Emirates, would be shut down. All expenses of operating have been realized on an ongoing basis, so the accounting effect of this shutdown is immaterial.

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

During the year ended July 31, 2013, the Company decreased estimated reserves reported under the line items “Revisions of previous estimates” due to the decrease of previously estimated reserves related to the wells located in the Fishers Reef field located in Galveston Bay, Texas. As a result, during the year ended July 31, 2013, the Company plugged and abandoned these wells. During the year ended July 31, 2014, the Company increased estimated reserves reported under the line items “Revisions of previous estimates” due to an increase in certain previously estimated reserves in the Galveston Bay, Texas properties. When we acquired Galveston Bay Energy LLC in 2011, the Company had over 100 well-bores that had been shut in and scheduled for potential plugging and abandonment. Since the date of the acquisition, our technical staff undertook a review of the old well logs and other technical data associated with such review to identify additional undeveloped oil reserves in these leases. All increases in proved undeveloped reserves are due to the re-evaluation of previously available technical data associated with such review. We have not obtained new technical data. We believe that the new interpretations and reevaluations better reflect the underlying technical data. For the year ended July 31, 2014, this increase related primarily to revaluations associated with the Trinity Bay Field.

Proved Reserves as of July 31, 2014	Oil (Barrels)	Gas (Mcf)	Total (Mcfe)

Proved developed producing	200,981	969,940	2,175,826
Proved developed non-producing	212,320	4,813,192	6,087,112
Proved undeveloped	608,474	6,248,229	9,899,073
Total proved reserves	1,021,775	12,031,361	18,162,011

HYDROCARB ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Oil	Gas	Total
Proved Reserves as of July 31, 2013	(Barrels)	(Mcf)	(Mcfe)

Proved developed producing	256,290	1,554,420	3,092,160
Proved developed non-producing	229,290	5,000,960	6,376,700
Proved undeveloped	174,120	6,175,010	7,219,730
Total proved reserves	659,700	12,730,390	16,688,590

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

Under the Standardized Measure, the future cash inflows were estimated by applying the un-weighted 12-month average of the first day of the month cash price quotes, except for volumes subject to fixed price contracts, to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. The reserve report, as prepared by an independent consulting petroleum engineer and attached to the Form 10-K at Exhibit 99.1, filed for the years ended July 31, 2014 and 2013, respectively, did not include all future plugging and abandonment costs. Therefore, the Company made adjustments for these costs in its computations of the Standardized Measure.  All proved reserves are located in the United States of America.

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

The following exhibits are filed with this Annual Report on Form 10-K/A:

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROCARB ENERGY CORP.

By:	/s/ Kent P Watts
Chief Executive Officer, Executive Chairman, and Director
(Principal Executive Officer)
Date: June 9, 2015

By:	/s/Christine P. Spencer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 9, 2015

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

10.35 (23)	December 4, 2013 Sales Agreement and Note with SMDRE, LLC
10.36 (23)	August 8, 2014 (effective August 4, 2014) Amendment to Note Payable Terms with SMDRE, LLC
10.37 (24)	Credit Agreement dated as of August 15, 2014, by and among Hydrocarb Energy Corporation, as borrower, Shadow Tree Capital Management, LLC, as agent, and the Lenders thereto
10.38 (24)	Stock Grant Agreement between Hydrocarb Energy Corporation and the Lenders dated August 15, 2014
10.39 (24)	Guarantee and Collateral Agreement by Hydrocarb Energy Corporation and its subsidiaries in favor of the Lenders dated August 15, 2014
10.40 (24)	$1,136,363 Term Loan Note dated August 15, 2014 payable to Quintium Private Opportunity Fund, LP
10.41 (24)	$3,409,091 Term Loan Note dated August 15, 2014 payable to Shadow Tree Funding Vehicle A-Hydrocarb LLC
10.42 (25)	August 2014 Consulting Agreement with Pasquale V. Scaturro
10.43 (25)	March and July 2014 Employment Agreement with Charles F. Dommer
10.44 (25)	June 2014 Employment Agreement with Christine P. Spencer
10.45 (25)	Note Payable to Kent Watts
10.46 (25)	Note Receivable from Kirby Caldwell
14.1 (16)	Code of Conduct
21.1 (25)	Subsidiaries of Hydrocarb Energy Corp.
23.1*	Consent of MaloneBailey, LLP
23.2*	Consent of Ralph E. Davis Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Report of Ralph E Davis Associates, Inc., dated August 21, 2014
99.2 (20)	Audited Financial Statements of Hydrocarb Corporation and its subsidiaries as of October 31, 2013 and December 31, 2012
99.3 (20)	Unaudited Pro Forma Information Relating to the Acquisition of Hydrocarb Corporation
101.INS+	XBRL INSTANCE DOCUMENT
101.SCH+	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL+	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF+	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB+	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE+	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

(25)           Filed as exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2014 and incorporated herein by reference (File Number 000-53313).

+XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.