Form 10-Q
period 2015-04-30
HYDROCARB ENERGY CORP
filed 2015-06-22
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended April 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _________

Commission file number: 000-53313

HYDROCARB ENERGY CORP.
(Exact name of registrant as specified in its charter)
NEVADA	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 375
Houston, Texas  77024
(Address of principal executive offices, including zip code)

(713) 970-1590
(Registrant’s principal executive office telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

As of June 15, 2015, 21,289,089 shares of common stock, $0.001 par value, of the registrant were outstanding.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	4

2..	Consolidated Statements of Operations and Comprehensive Loss (unaudited)	5

3.	Consolidated Statements of Cash Flows (unaudited)	6

4.	Notes to Consolidated Financial Statements (unaudited)	7

HYDROCARB ENERGY CORP.
 Consolidated Balance Sheets
(Unaudited)

	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$90,261	$144,258
Oil and gas revenues receivable	323,839	372,120
Accounts receivable - related party	2,722	58,014
Other current assets	639,005	446,320
Other receivables, net	139,542	38,455
Total current assets	1,195,369	1,059,167

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $4,221,633 and $3,491,420, respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,765,761	15,288,370
Unevaluated property	2,260,912	2,119,769
Restricted cash	6,857,002	6,877,944
Other assets	404,264	219,942
Property and equipment, net of accumulated depreciation of $175,620 and $135,590, respectively	126,060	166,963
TOTAL ASSETS	$27,609,368	$25,732,155

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,631,169	$2,795,675
Short term notes payable, net of discount $280,210 and $0	1,228,305	334,688
Derivative Liability	1,940,460	-
Asset retirement obligation – short term	60,000	1,133,690
Advances	195,904	195,904
Due to related parties	78,585	165,542
Total current liabilities	7,134,423	4,625,499

Notes payable, net of discount of $491,374 and $0	4,054,080	-
Notes payable - related party	600,000	600,000
Asset retirement obligation – long term	12,394,349	10,582,540
Total liabilities	24,182,852	15,808,039

Stockholders' Deficit:
	-	-
Common stock: $001 par value; 333,333,333 shares authorized; 21,272,785 and 21,081,602 shares issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	21,273	21,082
Receivable for common stock	(2,184,879)	(2,184,879)
Additional paid-in capital	82,920,196	82,228,799
Accumulated deficit	(77,294,234)	(70,106,351)
Total stockholders' equity	3,462,356	9,958,651
Noncontrolling interests	(35,840)	(34,535)
Total equity	3,426,516	9,924,116

TOTAL LIABILITIES AND EQUITY	$27,609,368	$25,732,155

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,		Nine Months End April 30,
	2015	2014	2015	2014

Revenues	$1,139,278	$1,057,550	$2,991,055	$3,887,493

Operating expenses
Lease operating expense	1,043,956	1,559,339	3,254,801	3,487,798
Depreciation, depletion, and amortization	385,058	179,678	771,480	673,357
Accretion	229,560	242,608	790,550	731,093
Consulting fees - related party	-	-	-	6,754
General and administrative expense	749,154	645,496	2,672,914	3,383,820
Total operating expenses	2,407,728	2,627,121	7,489,745	8,282,822

Loss from operations	(1,268,450)	(1,569,571)	(4,498,690)	(4,395,329)

Consulting and other income (expense)	14,126	712	20,906	68,912
Gain or Loss on derivatives	(1,468,016)	-	(1,468,016)	-
Interest income (expense), net	(697,291)	(20,905)	(1,204,795)	(98,033)
Foreign currency transaction gain (loss)	(36,951)	(3,380)	(38,593)	(34,006)

Net loss before income taxes	(3,456,582)	(1,593,144)	(7,189,188)	(4,458,456)

Income tax provision	-	-	-	(4,599)

Net loss	(3,456,582)	(1,593,144)	(7,189,188)	(4,463,055)

Less: Net loss attributable to noncontrolling interests	-	(1,602)	(1,305)	(4,962)

Net loss attributable to Hydrocarb Corporation	(3,456,582)	(1,591,542)	(7,187,883)	(4,458,093)

Basic and diluted loss per common share:	$(0.16)	$(0.08)	$(0.34)	$(0.34)

Weighted average shares outstanding (basic and diluted)	21,270,879	20,963,759	21,184,600	13,111,626

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,189,188)	$(4,463,055)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation, depletion and amortization	771,480	673,357
Accretion	790,550	731,093
Amortization of debt discount	820,448	-
Amortization of debt issuance cost	205,131
Change in Derivative Liabilities	1,468,016	-
Loss on settlement shares	65,000	-
Warrants granted to related party	-	6,754
Share based compensation	396,475	1,251,212
Changes in operating assets and liabilities:
Accounts receivable	48,281	366,220
Other receivables	(101,087)	-
Accounts receivable - related party	55,292	120,816
Payments on borrowings from related parties	(86,957)	-
Other assets	77,862	428,971
Accounts payable and accrued expenses	790,702	128,352
Advances	-	15,100
Settlement of asset retirement obligation	-	(84,618)
NET CASH USED IN OPERATIONS	(1,887,995)	(825,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(2,401,177)	(1,031,171)
Purchases of property and equipment	-	(156,560)
Proceeds from sale of property and equipment	2,366	-
Proceeds from sale of oil and gas properties	-	625,000
Change in restricted cash	20,942	40,000
CASH USED IN INVESTING ACTIVITIES	(2,377,869)	(522,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(596,672)	(311,995)
Proceeds from note payable to related party	-	300,000
Proceeds from collections on receivable for stock sale	-	675,000
Dividend on HCN preferred stock	-	(34,254)
Payments on borrowings from Related Parties	-	(610,514)
Proceeds from borrowings	4,808,539	1,736,437
Proceeds from subsidiary sale of its common stock	-	31,071
CASH PROVIDED BY FINANCING ACTIVITIES	4,211,867	1,785,745

NET CHANGE IN CASH AND CASH EQUIVALENTS	(53,997)	437,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,258	354,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,261	$792,045

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$10,000
Interest	$8,331	$15,271

NONCASH INVESTING AND FINANCING ACTIVITIES
Asset retirement obligation sold	$-	$33,195
Asset retirement obligations incurred	-	100,932
Asset retirement obligations - change in estimate	(52,431)	-
Discount from derivatives	454,903	-
Note payable for prepaid insurance	309,212	403,104
Settlement of HCN debt with HCN preferred stock	-	1,585,200
Tainted warrant liability	17,541	-
Common stock exchanged for HCN common stock for acquisition of HCN	-	8,397
Receivable for common stock - related party		1,000,000
Receivable for common stock - related party	-	1,859,879
Common stock issued to satisfy contingently issuable shares from 2012 acquisition of Namibia Exploration , Inc.	-	$7,410
Value of shares issued to lenders as part of debt financing	$247,655	$-
Debt issue costs	$308,729	-

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

Prior to the acquisition, HCN was directly and indirectly majority-owned and controlled by HEC’s Chairman of the Board and entities related to him and his family. Since HCN and HEC were under common control of a controlling party both before and after the completion of the share exchange, the transaction was accounted for as a business acquired from an entity under common control and the assets and liabilities acquired were recorded at HCN’s historical cost at Acquisition Date following ASC 805-50-30, Business Combinations. Under this accounting treatment, the results of operations for the three months and nine months ended April 30, 2015 and assets and liabilities of HCN as of April 30, 2015 are included in these financial statements as if the transaction had occurred at the beginning of the period. Prior reporting periods in these financial statements have been retroactively adjusted to include HCN and its subsidiaries.

According to ASC 805-50-30, the net assets of HCN are to be recorded at historical cost, therefore, the value of the 8,396,667 common shares with excess of $3,874,609 recorded as additional paid in capital by HEC.

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

In connection with certain recent due diligence undertaken by the Company, it has come to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, as amended, to unilaterally authorize preferred stock, including the designation of the Series A Preferred, under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s articles no preferred stock can be designated or issued. As such, our Board of Directors did not have authority under the Articles of Incorporation, as amended and applicable Nevada law to designate the Series A Preferred or to file such certificate of designations with the Secretary of State of Nevada. Consequently, we now believe that the Series A Preferred is not validly issued or outstanding and the filing of the Series A Preferred designation with the consent of the Board of Directors and without shareholder approval, was invalid and had no legal effect. We are in the process of seeking shareholder approval, at our 2015 Annual Meeting of stockholders, to ratify and approve the designation of the Series A Preferred Stock.  As a result, we removed Series A 7% Convertible Voting Preferred Stock (“Series A Preferred”) from the accompanying financial statements for current and prior periods.

Hydrocarb Energy Corp.
Consolidated Balance Sheets
As of July 31, 2014

	As Previously Reported	Adjustment	July 31, 2014
ASSETS

Stockholders' Deficit:
Series A 7% Convertible Preferred Stock, 10,000 shares authorized $400 par, 8,188 shares issued and outstanding as of July 31, 2014	3,275,200	(3,275,200)	-
Additional paid-in capital	78,953,599	3,275,200	82,228,799
Total stockholders' equity	9,958,651		9,958,651
Noncontrolling interests	(34,535)		(34,535)
Total equity	9,924,116		9,924,116

TOTAL LIABILITIES AND EQUITY	$25,732,155		$25,732,155

Hydrocarb Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
As of July 31, 2014

	As Previously Reported	Adjustment	July 31, 2014
Net loss attributable to Hydrocarb Corporation	(6,549,322)		(6,549,322)
Dividend on preferred stock
Deemed dividend on preferred stock	(34,254)	34,254	-
Accretion dividend-Beneficial Cash Feature on preferred stock	(150,548)	150,548	-
Net loss attributable to Hydrocarb Energy Corp after dividends	(949,808)	949,808	-
	$(7,683,932)	$1,134,610	$(6,549,322)

Hydrocarb Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended April 30, 2014

	As Previously Reported	Adjustment	April 30, 2014
Net loss attributable to Hydrocarb Corporation	(1,591,542)		(1,591,542)
Dividend on preferred stock
Deemed dividend on preferred stock	(57,609)	57,609	-
	$(1,649,151)	$57,609	$(1,591,542)

Note 3 – Oil and Gas Properties

Oil and natural gas properties as of April 30, 2015 and July 31, 2014 consisted of the following:

	April 30, 2015	July 31, 2014
Evaluated Properties
Costs subject to depletion	$21,360,727	$19,153,125
Accumulated impairment	(373,335)	(373,335)
Accumulated depletion	(4,221,631)	(3,491,420)
Total evaluated properties	16,765,761	15,288,370

Unevaluated properties	2,260,912	2,119,769
Net oil and gas properties	$19,026,673	$17,408,139

Evaluated properties

Additions to evaluated oil and gas properties during the nine months ended April 30, 2015 totaled $2,207,602 which consisted mainly of recompletion expenses.

Unevaluated Properties

Namibia, Africa

We own 90% (100% cost responsibility) of our Namibia concession, as described above in Note 2 –HCN Acquisition.

Additions to unevaluated properties of approximately $182,000 during the nine months ended April 30, 2015 consisted primarily of:

•	Approximately $182,000 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia. As of April 30, 2015, approximately $2.2 million has been expended towards the initial exploration period.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of April 30, 2015 and July 31, 2014, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligation liability as of April 30, 2015 and July 31, 2014

	April 30, 2015	July 31, 2014
Liability for asset retirement obligation, beginning of period	$11,716,230	$10,933,398
Asset retirement obligations sold	-	(33,195)
Asset retirement obligations incurred on properties drilled	-	-
Accretion	790,550	1,043,928
Revisions in estimated cash flows	(52,431)	(104,237)
Costs incurred	-	(123,664)
Liability for asset retirement obligation, end of period	$12,454,349	$11,716,230

Current portion of asset retirement obligation	$60,000	$1,133,690
Noncurrent portion of asset retirement obligation	12,394,349	10,582,540
Total liability for asset retirement obligation	$12,454,349	$11,716,230

Note 6 – Notes Payable

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month. The principal balance owed on the note payable was approximately $602 and $7,100 as of April 30, 2015 and July 31, 2014, respectively.

In February 2014, we financed our commercial insurance program using a note payable for $403,104. Under the note, we are obligated to make nine payments of $45,718 per month, which include principal and interest, beginning in March 2014. As of April 30, 2015, the note payable balance was approximately $256,625.

In February 2015, we financed our commercial insurance program using a note payable for $420,690. Under the note, we are obligated to make eight payments of $52,586 per month, which include principal and interest, beginning in March 2014. As of April 30, 2015, the note payable balance was approximately $309,212.

Related Party Installment Note Payable

In November 2013, we issued a promissory note for funds received from Mr. Kent P. Watts, Our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of April 30, 2015. As part of the financing agreement with Shadow Tree Capital Management, LLC (as discussed below), this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

Convertible Notes Payable

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

As of April 30, 2015, we have repaid this note and all accrued interest.

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

As of April 30, 2015, we have repaid this note and all accrued interest.

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

As of April 30, 2015, the outstanding balance if ths note is $350,000.

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

The JSJ Convertible Note and all accrued interest are convertible at the option of the holder thereof into the Company’s common stock at any time. The conversion price of the JSJ Convertible Note is the lower of (a) 58% of the lowest trading price of our common stock during the prior 20 trading days prior to any conversion; or (b) 58% of the lowest trading price of our common stock during the 20 trading days prior to the date of the note. In the event we do not issue the holder any shares due in connection with a conversion within three business days, we are required to issue the holder additional shares equal to 25% of the conversion amount, and an additional 25% of such shares for each additional five business days beyond such fourth business day that such failure continues.

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

As of April 30, 2015, the outstanding balance of this note is $137,000.

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

As of April 30, 2015, the outstanding balance of ths note is $350,000.

Vis Vires Group Convertible Promissory Note

On March 31, 2015, we sold Vis Vires Group, Inc. (“Vis Vires”) a Convertible Promissory Note in the principal amount of $414,500 (the “Vis Vires Convertible Note”), pursuant to a Securities Purchase Agreement, dated and entered into on March 31, 2015. The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 2, 2016. The Vis Vires Convertible Note provides for customary events of default such as failing to timely make payments under the Vis Vires Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the Vis Vires Convertible Note, we are required to repay Vis Vires liquidated damages in addition to the amount owed under the Vis Vires Convertible Note.

The principal amount of the Vis Vires Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time following the 180th day after the Vis Vires Convertible Note was issued. The conversion price of the Vis Vires Convertible Note is equal to the greater of (a) 50% multiplied by the average of the lowest five closing bid prices of our common stock during the fifteen trading days immediately prior to the date of any conversion; and (b) $0.00005.

The Vis Vires Convertible Note included a $9,500 original issue discount and we paid $5,000 of Vis Vires’s attorney’s fees in connection with the sale of the Vis Vires Convertible Note and as such, the net amount, before our expenses, that we received upon sale of the Vis Vires Convertible Note was $400,000.

We are required to keep reserved from our authorized but unissued shares of common stock 8 million shares of common stock issuable upon conversion of the Vis Vires Convertible Note at all times and if we fail to keep such amount reserved it is considered an event of default under the Vis Vires Convertible Note.

At no time may the Vis Vires Convertible Note be converted into shares of our common stock if such conversion would result in Vis Vires and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We may prepay in full the unpaid principal and interest on the Vis Vires Convertible Note, upon notice, any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the Vis Vires Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

We also deposited 750,000 shares of our common stock into escrow with Vis Vires’ counsel to secure the repayment of the Vis Vires Convertible Note, which shares are to be held in escrow and released to Vis Vires only upon the occurrence of an event of default under the Vis Vires Convertible Note.

We hope to repay the Vis Vires Convertible Note prior to any conversion.

As of April 30, 2015, the outstanding balance on this note is $414,500.

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

For the nine months ended April 30, 2015, the Company has recognized $565,467 of amortization expense of the original issuance discount, with a net payable balance of $3,922,289 and unamortized original issuance discount of $491,374 as of April 30, 2015. In addition, we have recognized $283,455 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these costs over the term of the loan of two years. During the nine months ended April 30, 2015, we recognized $151,664 of amortization expense and have $131,791 in unamortized debt issuance cost as of April 30, 2015.

Note 7 – Capital Stock

Common Stock Issuances

Pursuant our Credit Agreement, as noted in Note 6  - Notes Payable, during August  2014, we issued 60,000 shares of restricted common stock to the Lenders.  The company recorded these shares as a debt discount with a fair value of $247,655.  The shares were issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances.

During the nine months ended April 30, 2015, 10,008 shares of restricted common stock valued at $20,012 to directors of the Company. Additionally, during the nine months ended April 30, 2015, 122,000 shares of restricted common stock to certain vendors for services rendered during the period for legal and professional services.  The relative fair value of the 100,000 shares issued for services is $266,700.  The remaining 22,000 shares were issued to settle the litigation with ERG. The value of this settlement is $65,000.

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

On December 4, 2013 HCN sold 619,960 shares of unregistered and restricted HEC common stock in return for a $1,859,879 non-interest bearing note receivable from an entity in which Michael Watts, the father-in-law of our former CEO Jeremy Driver and the brother of our current CEO, has a minority interest. HEC acquired this receivable upon its acquisition of HCN. The 619,960 HEC common stock shares were previously issued by HEC to HCN to settle liabilities due by HEC related to the consulting services agreement described below in Note 6 – Notes Payable. The receivable from the individual was due to HEC upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever is first); or 3) 100% of any remaining balance due within 90 days of HEC being listed on a major stock exchange and whereby the share price is above $6.00 per share. As with the above receivable for common stock, this receivable for the sale of HEC common stock is classified as a receivable for common stock within equity. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

This note receivable was extended on August 4, 2014, for an extension fee of $50,000, payable in the future, with $750,000 due to be repaid by December 31, 2014, with the remaining balance to be repaid by March 31, 2015. These repayment terms may be changed if the Company is successful in being up-listed to either the NYSE or NASDAQ. If this occurs, the entire balance is due within 60 days after an up-listing occurs.  The Company is currently negotiating an extension of this note.

Stock Options and Warrants

As of April 30, 2015, HEC could grant up to 737,706 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

Options granted to non-employees

We account for options granted to non-employees under the provisions of ASC 505-50, Equity-Based Payments to Non-employees, and record the associated expense at fair value on the final measurement date. Because there is no disincentive for nonperformance for these awards, the final measurement date occurs when the services are complete, which is the vesting date. For the options granted to non-employees on a graded vesting schedule, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete. There were options granted to purchase 25,000 shares to non-employees during the nine months ended April 30, 2015. Compensation expense of $112,500 was recognized during the nine months ended April 30, 2015. No options have been exercised, and options to purchase 92,000 shares expired during the nine months ended April 30, 2015.

Options granted to employees

The following table provides information about options granted to employees under our stock incentive plans during the nine months ended April 30, 2015 and 2014:

	2015	2014
Number of options granted	25,000		-
Compensation expense recognized	$112,500		$56,208
Weighted average exercise price of options granted	$4.50	$	N/A

Summary information regarding stock options issued and outstanding as of April 30, 2015 is as follows:

	Options	Weighted Average Share Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at July 31, 2014	265,333	$6.81	$	7.95
Granted	25,000	4.50		5.00
Exercised	-	-
Expired	(92,000)	6.85
Outstanding at April 30, 2015	198,333	$6.52	$	7.51

No non-vested stock options existed as of April 30, 2015.

Warrants

Summary information regarding common stock warrants issued and outstanding as of April 30, 2015, is as follows:

	Warrants	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at year ended July 31,2014	1,084,584	$7.50	$-	1.04
Granted	311,632	0.28	0.92	4.85
Exercised	-	-
Expired	(417,917)	-
Outstanding at quarter ended April 30, 2015	978,299	$5.20	$0.92	2.08

Warrants granted to related party

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”), a company controlled by Michael Watts, who is the father-in-law of our former CEO Jeremy Driver and the brother of our current CEO. Under the terms of the agreement, we granted warrants to purchase 400,000 shares of common stock that have a market condition. If our common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If our common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”). The fair value of warrants that vest upon the attainment of a market condition must be estimated and amortized over the lower of the implicit or derived service period of the warrants. Previously recognized expense is not reversed in the event of a subsequent decline in the fair value of market condition equity based compensation. The fair value of the warrants and the derived service period were valued using a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. Warrant B and Warrant C were amortized over the derived service periods of 2.08 years and 2.49 years, respectively. No expense related to these warrants was recognized during the nine months ended April 30, 2015, as the expense for the warrants was fully amortized in previously reported periods.

The following reflects the fair value at the end of the derived service for each of the warrants:

	Warrant B	Warrant C
Fair value	$266,017	$206,245

The following table reflects information regarding Warrant B and Warrant C during the nine months ended April 30, 2015 and 2014:

	2015	2014
Compensation expense recognized	$-	$6,754

Note 8 – Related Party Transactions

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

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of April 30, 2015 and July 31, 2014, this company owed us $100 and $80,468, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with a company controlled by Michael Watts, as detailed in Note 7 – Capital Stock - Warrants.  The contract permits us to terminate the agreement after the first year with thirty days’ notice.  We recognized expense of $0 and $6,754 from this contract during the nine months ended April 30, 2015 and 2014, respectively.

During the three months ended October 31, 2013, a company controlled by one of our former officers, Carter E & P, LLC (“Carter”) operated several properties onshore in South Texas, including our producing properties located near the Victoria Barge Canal in Calhoun County, Texas. Although he was not a related party after September 1, 2013, he was a related party during the periods covered by this report. As of April 30, 2015 and July 31, 2014, there were no outstanding related party receivables from Carter.  Revenues generated, lease operating costs, and contractual overhead charges incurred during the time Carter was a related party were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Revenues	$-	$-	$	$39,274
Lease operating costs	$-	$-	$	$23,259
Overhead costs incurred	$-	$-	$	$4,687

In November 2013, we issued a promissory note for funds received from Mr. Kent Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of April 30, 2015. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any. As part of the financing agreement with Shadow Tree, this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

During December 2013, the Company has sold 191,667 shares of common stock to the nephew of the Chairman and Chief Executive Officer of the company and 619,960 shares of common stock to an entity in which Michael Watts has a minority interest (See Note 7).  The value of these transactions as of April 30, 2015 is $2,184,879 and is classified as a receivable for common stock within equity.

During the three months ended April 30, 2014, Kent P. Watts advanced HCN (prior to its acquisition by HEC) funds for working capital purposes to the Company. On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent P. Watts in order to cancel the majority of the outstanding balance HCN owed to Kent P. Watts at that time. (See Note 7 – Capital Stock – HCN Series A Preferred Stock). During the nine months ended as of April 30, 2015, the Company had current liabilities owed to Mr. Watts of approximately $78,600.

During the nine months ended April 30, 2015, the Company received approximately $2,722 from Mr. Michael Watts for a related party receivable previously outstanding for approximately the same amount as of July 31, 2014.

Note 9 – Fair Value Measurements

As defined in FASB ASC Topic 820, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This Topic requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.  The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and are directly or indirectly observable for substantially the full term of the asset or liability.  These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals, or inputs derived from observable market data by correlation or other means.

Level 3: Pricing inputs that are unobservable or less observable from objective sources.  Unobservable inputs should only be used to the extent observable inputs are not available.  These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants.  An entity should consider all market participant assumptions that are available without unreasonable cost and effort.  These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company's consolidated balance sheets.  The following methods and assumptions were used to estimate the fair values:

Derivative Liabilities

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2015:

April 30, 2015

Description	(Level 1)		(Level 2)	(Level 3)	Total Carrying Value
Convertible Notes	$		$-	$1,648,407	$1,648,407
Typenex Co-Warrants		$-	$-	$243,478	$243,478
Tainted Warrants – Georserve (Note 7)	$		$-	$48,575	$48,575
Total		$-	$-	$1,940,460	$1,940,460

Note 10-Derivative Liabilities

Embedded Derivative Instruments

The Company determined that the following convertible notes (collectively “Convertible Notes”) issued during the three months ended April 30, 2015 contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer Note 7 for further information regarding the convertible notes):

•	LG Capital Convertible Note
•	Adar Bays, LLC Convertible Note
•	JSJ Investments Inc. Convertible Note
•	Typenex Co-Investment, LLC Convertible Note

The Company determined the fair values of the embedded derivatives using the lattice valuation model with the following assumptions:

	Initial	April 30, 2015
Common stock issuable	744,835	1,771,432
Market value of common stock on measurement date (1)	$0.91 – 1.07	$1.20
Adjusted exercise price	$0.52 – 2.25	$0.26-$0.28
Risk free interest rate (2)	0.08% - 0.25%	0.01%-0.06%
Instrument lives in years	0.50 – 1.00	0.32 – 0.68
Expected volatility (3)	103%-114%	126%-137%
Expected dividend yields (4)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using between the 0.5 and 5 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

 Activity for embedded derivative instruments during the three and nine months ended April 30, 2015 was as follows:

	Balance at July 31, 2014	Initial Valuation of Embedded Derivative Instruments Issued During the Period	Increase (Decrease) in Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities on Repayment of Debt	Balance at April 30, 2015
LG Capital	$-	$80,433	$192,313	$(272,745)	$-
Adar Bays, LLC	-	109,170	163,576	(272,745)	-
JSJ Investments, Inc.	-	110,825	382,064	-	492,889
Typenex Co-Investment		66,720	1,088,798	-	1,155,518

	$-	$367,147	$1,826,751.	$(545,490)	$1,648,407

Warrants

As additional consideration for the loan evidenced by the Typenex Convertible Note, we granted Typenex a five year warrant (Typenex Warrants) to purchase shares of our common stock equal to $87,500 divided by the Market Price. The Market Price is defined as  a Conversion Factor (70%-80%) multiplied by the average of the five (5) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. The warrants have an initial exercise price of $2.25 per share, and are exercisable for 38,889 shares of commono stock.

In addition, the Typenex Warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of some of these warrants will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment.  We have determined that these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40.

Tainted Warrants

On February 17, 2015, the Warrant B and Warrant C that were previously  issued to Georserve (see Note 7) were considered tainted derivative instruments due to the issuances of various convertibles notes during the three month ended April 30, 2014. Those convertible notes contain variable conversion price and therefore, we cannot conclude that we will have sufficient authorized unissued shares to share settle all the warrants and convertible notes. Accordingly, the Company recorded a derivative liability for the aggregate fair value of the Warrant B and Warrant C.

The fair values of these warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a lattice valuation model.

Activity for derivative warrant instruments during the three and nine months ended April 30, 2015 was as follows:

	Balance at July 31 2014	Initial Valuation	Increase (Decrease) in Fair Value of Derivative Liabilities	Balance at April 30, 2015
Tainted Warrant-Georserve (Note 7)	-	17,541	31,034	48,575
Typenex Co-Warrants	$-	$91,925	$151,553	$243,478
	$-	$109,466	$182,587	$292,053

The Company determined the fair values of the warrant derivatives using the lattice valuation model with the following assumptions:

	Initial	April 30, 2015
Common stock issuable	705,556	978,299
Market value of common stock on measurement date (1)	$0.92	$1.20
Adjusted exercise price	$2.25	$0.28
Risk free interest rate (3)	1.57%	1.43%
Instrument lives in years	5	4.85
Expected volatility (4)	112%	114%
Expected dividend yields (5)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	Upon the issuance of Vis Vires convertible note on March 31, 2015, it was assumed that the anti-provision was triggered as the note conversion price of $0.28 was below the then-current warrant exercise price of $2.25. The adjusted exercise price was lowered to the note conversion price.

(3)	The risk-free interest rate was determined by management using the 5 - year Treasury Bill as of the respective offering or measurement date.

(4)	The historical trading volatility was determined by the Company’s trading history.

(5)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

On issuance dates, the derivative liability with an aggregate fair value of $454,903 which we recorded as a debt discount and amortized over the terms of the instruments.  The initial fair value of the tainted warrants was offset to equity.

On April 24, 2015, the Company repaid the principle amount of the LG Capital and Adar Bays convertible notes, resulting in a change of $513,157. The change was recorded as a loss from derivatives and the related unamortized discount was expensed immediately.

As of April 30, 2015, the aggregated balance of derivative liability was $1,940,460 and the unamortized discount was $214,031.

Note 11 - Commitments and Contingencies

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

As of April 30, 2015, we were party to the following legal proceedings:

Civ. Action No. 4:15-cv-00727, Hydrocarb Energy Corporation, et al. v. Vincent Pasquale Scaturro; In the United States District Court for the Southern District of Texas Houston Division. Hydrocarb Energy Corporation ("HEC") is Plaintiff in this action, and currently has a claim of breach of contract against Mr. Scaturro and an application for preliminary and permanent injunction as a result of Mr. Scaturro’s violation of a Lock Up Leak-Out Agreement executed by the parties on or about December 20, 2014.  There is currently a Temporary Restraining Order in place enjoining Mr. Scaturro from trading more than 500 shares of HEC stock per day.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of April 30, 2015, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

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

In June 2014, when we renewed the letters of credit, we prepaid the entire years’ interest upfront. We amortize these fees on a straight-line basis. The following table reflects the prepaid balances as of:

April 30, 2015
Prepaid letter of credit fees	$101,250
Amortization	(84,875)
Net prepaid letter of credit fees	$16,375

Note 12 – Going Concern

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

Note 13 - Subsequent Events

Effective June 10, 2015, the Credit Agreement )the “Credit Agreement”) entered into as borrower, along with Shadow Tree Capital Management LLC, as agent (the “Agent”), and certain lenders party thereto )the “Lenders”) was amended.  Pursuant to the original 2014 Credit Agreement, the Lenders loan us $4 million, which was represented by Term Loan Notes in an aggregate amount of $4,545,454 (the “Notes”), representing as original issue discount of 12%. As part of the amended agreement, the lenders agreed to loan to us an additional $475,632.  The proceeds may be used for the following:  pay for costs of operating Borrower’s business that do not violate the terms of the Agreement, pay transaction costs, including Lender fees, broker fees, legal costs, and other professional fees with respect to the closing of the transaction contemplated by this Agreement, fund the costs of resuming, increasing and sustaining oil and gas production, including well work and infrastructure improvements, at the Galveston Bay Fields.

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Chris Herndon), Mr. Watts exchanged all rights he had to the 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) See Note 2 – HCN Acquisition), and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN acquisition, totaling, $327,879, into 32 (“Units”), each consisting of (a) 25,000 shares of the restricted common stock of the Company (the “Shares”); and (b) $100,000 in face amount of Convertible Subordinated Promissory Notes (each a “Note”). Specifically, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and a maturity date of June 10, 2018 (the “Watts Note”) in connection with the Exchange Agreement.

The Watts Note accrues interest quarterly in arrears, at an annualized percentage interest rate equal to the average quarterly closing spot price of West Texas Intermediate Crude oil divided by ten, plus two (the “WTI Interest Rate”), which resets on a quarterly basis, provided that if the average quarterly closing spot price is less than $50 in any quarter, the applicable interest rate for the following quarter is 0% per annum. For example, if the average quarterly closing spot price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). The Watts Note accrues interest, quarterly in arrears, which accrued interest is added to the principal balance of the Watts Note until the earlier of (a) the date the Watts Note is converted into Series B Convertible Preferred Stock (as discussed below); and (b) January 31, 2016 (provided that after January 31, 2016, interest is payable quarterly in arrears in cash). The Watts Note may be prepaid at any time prior to maturity, subject to a 15% prepayment penalty. At any time prior to the earlier of (a) the payment in full of the Watts Note and (b) the Conversion Date (defined below), the Watts Note and all accrued interest thereon is convertible into common stock of the Company at the option of the holder at a conversion price of $4 per share. Notwithstanding the above, on the date, if ever, as the Company has filed a designation of Series B Convertible Preferred Stock (described below) with the Secretary of State of Nevada (the “Conversion Date”), the Watts Note, and any and all accrued and unpaid interest thereon, automatically converts into shares of Series B Convertible Preferred Stock at a conversion price of $1,000 per Series B Convertible Preferred Stock share (with any remaining amount payable in cash at the time of conversion). The Watts Note contains standard and customary events of default, subject where applicable to a ten day cure right, and accrues interest at the rate of 12% per annum in the event of an occurrence of an event of default, provided that the holder may with written notice, upon the occurrence of an event of default, demand the entire outstanding balance of the Watts Note be immediately paid in full. The payment of the Watts Note is subordinate in all cases to the amounts owed by the Company to its senior lenders under that certain Amended and Restated Credit Agreement, originally dated as of August 15, 2014 and amended and restated as of June 10, 2015 (the “Credit Agreement”).

Series B Convertible Preferred Stock

The proposed Series B Convertible Preferred Stock, which is subject to the approval at our 2015 annual meeting of stockholders of (a) an amendment to our Articles of Incorporation, to authorize our Board of Directors to designate series of preferred stock with such rights and privileges as it may determine in its sole authority; or (b) an amendment to our Articles of Incorporation to amend our Articles of Incorporation to provide for the designation of a series of Series B Convertible Preferred Stock, has the rights and privileges described below. No Series B Convertible Preferred Stock will be issued by us, until such time, if ever, as such Series B Convertible Preferred Stock is approved by the Board of Directors (in the event the stockholders approve the amendment described in (a) above, but not the amendment described in (b) above) or the stockholders (in the event the stockholders approve the amendment described in (b) above). Shortly after this filing, we plan to file an updated Schedule 14A proxy statement setting forth, among other things, the terms and conditions of the amendments described in (a) and (b) above, and requesting stockholder approval at our annual meeting for the approval of such amendments, each of which will require the affirmative vote of stockholders holding at least a majority of our outstanding voting shares.

We plan to designate a total of 35,000 shares of Series B Convertible Preferred Stock, subject to stockholder approval. The Series B Convertible Preferred Stock has a face value of $1,000, and accrues a quarterly dividend (based on each calendar quarter), beginning on the first day of the first full month following the initial issuance date of the Series B Convertible Preferred Stock, equal to the WTI Interest Rate multiplied by the face value of each share of Series B Convertible Preferred Stock ($1,000 per share). Until the end of the third calendar quarter following the initial issuance date of the Series B Convertible Preferred Stock (the “Accrual Period”), dividends accrue and are paid in additional shares of Series B Convertible Preferred Stock based on the face value of the Series B Convertible Preferred Stock (provided that any dividends representing less than the face value accrue until the next period (if they then total the face value of one share of Series B Convertible Preferred Stock) or the end of the Accrual Period when they are payable in cash). Any dividends not paid when due accrue interest at the rate of 12% per annum until paid in full.

The Series B Convertible Preferred Stock has the right to participate in dividends and other non-stock distributions of the Company as if such Series B Convertible Preferred Stock had previously been converted into common stock. The Series B Convertible Preferred Stock contains a liquidation preference equal to its face value, which takes priority over the securities of the Company other than, the Series A Preferred Stock, amounts owed by the Company under the Credit Agreement, as well as any future debt used to refinance, repay or supplement the Credit Agreement, capital leases, senior debt in place as of the original issuance date of the Series B Convertible Preferred Stock and any other securities which the Company may determine to provide first priority interests to in the event of a liquidation of the Company, provided that the Series B Convertible Preferred Stock shall always have a liquidation preference over the common stock.

Each Series B Convertible Preferred Stock share is convertible, at any time, at the option of the holder, into 250 shares of common stock, and all accrued and unpaid dividends are convertible into common stock of the Company at the option of the holder at any time, at the rate of $4 per share. Each Series B Convertible Preferred Stock share votes together with the common stock on all shareholder matters, and not as a separate class, and has the right to vote 250 voting shares on all shareholder matters. The Series B Convertible Preferred Stock and any and all accrued and unpaid dividends thereon also automatically convert, upon the Company’s common stock (as adjusted for stock splits and similar events) closing at or above $7 per share for a period of at least thirty consecutive trading days, into shares of common stock in an amount equal to (i) the number of shares of Series B Convertible Preferred Stock held by each holder multiplied by the face value of the Series B Convertible Preferred Stock ($1,000 per share), plus (ii) any and all accrued dividends, divided by the conversion price ($4 per share). The Series B Convertible Preferred Stock contains no preemptive rights. The Series B Convertible Preferred Stock has no redemption rights, provided the Company is able, pursuant to the terms of the Series B Convertible Preferred Stock to negotiate, from time to time, mutually agreeable redemption terms with any or all of the Series B Convertible Preferred Stock holders (which terms and conditions need not be consistent from holder to holder).

So long as any shares of Series B Convertible Preferred Stock are outstanding, the Company cannot, without first obtaining the approval of the holders of a majority in interest of the Series B Convertible Preferred Stock, voting together as a single class (a) effect an exchange, reclassification, or cancellation of all or a part of the Series B Convertible Preferred Stock (except in connection with a recapitalization which effects the conversion price of the Series B Convertible Preferred Stock and/or a combination in which the holders of the Series B Convertible Preferred Stock have the right to participate on an as-converted basis); (b) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B Convertible Preferred Stock (except in connection with a recapitalization which effects the conversion price of the Series B Convertible Preferred Stock and/or a combination in which the holders of the Series B Convertible Preferred Stock have the right to participate on an as-converted basis); (c) alter or change the rights, preferences or privileges of the shares of Series B Convertible Preferred Stock so as to affect adversely the shares of such series; or (d) amend or waive any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series B Convertible Preferred Stock so as to affect adversely the shares of Series B Convertible Preferred Stock.

Finally, Mr. Watts has agreed that in the event the Company should raise at least $10.5 million through a planned offering of the Units (not including his exchange of the rights to the Series A Preferred for Units), he will convert the $600,000 promissory note he is owed into Units or Series B Convertible Preferred Stock, in his discretion and as applicable, and the Company will be responsible for repaying any remaining amount (accrued interest for example) in cash.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended April 30, 2015 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended April 30, 2015, included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2014.

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended April 30, 2015 compared to the three months ended April 30, 2014:

Statements of operations:

	Three Months Ended April 30,		Increase/	%
	2015	2014	(Decrease)	Change

Revenues	$1,139,278	$1,057,550	81,728	8%

Operating expenses
Lease operating expense	1,043,956	1,559,339	(515,383)	-33%
Depreciation, depletion, and amortization	385,058	179,678	205,380	114%
Accretion	229,560	242,608	(13,048)	-5%
Consulting fees - related party	-	-	-
General and administrative expense	749,154	645,496	103,658	16%
Total operating expenses	2,407,728	2,627,121	(219,393)	-8%

Loss from operations	(1,268,450)	(1,569,571)	301,121	19%

Consulting and other income (expense)	14,126	712	13,414	1,884%
Gain or Loss on derivatives	(1,468,016)	-	(1,468,016)	-100%
Interest income (expense), net	(697,291)	(20,905)	(675,441)	-3,236%
Foreign currency transaction gain (loss)	(36,951)	(3,380)	(33,571)	-993%

Net loss before income taxes	(3,456,582)	(1,593,144)	(1,863,437)	-117%

Income tax provision	-	-	-

Net loss	(3,456,582)	(1,593,144)	(1,863,437)	-117%

Less: Net loss attributable to noncontrolling interests	-	(1,602)	1,602	100%

Net loss attributable to Hydrocarb Corporation	(3,456,582)	(1,591,542)	(1,865,039)	-110%

Basic and diluted loss per common share:	$(0.16)	$(0.08)

Weighted average shares outstanding (basic and diluted)	21,270,879	20,963,759

We recorded net loss of $3,456,581, or ($0.16) per basic and diluted common share, during the three months ended April 30, 2015, as compared to a net loss of $ 1,591,542, or ($0.08) per basic and diluted common share, during the three months ended April 30, 2014.

The changes in results were predominantly due to the factors below:

•	Revenues decreased due to lower sales prices. Production volume was higher as the workover and recompletion wells were primarily completed. This is reflected in the production volume.
•	Lease operating expenses decreased due to lower nonrecurring expenses.
•	Depreciation, depletion, and amortization increased because of higher production in the current year versus production in the same quarter of the comparable period prior year.
•	General and administrative expenses increased primarily due to increased legal fees for the period..
•	Consulting and other income for the three months ended April 30, 2015 primarily represents income earned for production handling. Expenses incurred in the comparable prior period included write-offs of previously recognized consulting income. No such write-offs existed during the current reporting period.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014:

	Nine Months End April 30,		Increase/	%
	2015	2014	(Decrease)	Change

Revenues	$2,991,055	$3,887,493	(896,438)	-23%

Operating expenses
Lease operating expense	3,254,801	3,487,798	(232,997)	-7%
Depreciation, depletion, and amortization	771,480	673,357	98,123	15%
Accretion	790,550	731,093	59,457	8%
Consulting fees - related party	-	6,754	(6,754)	-100%
General and administrative expense	2,672,914	3,383,820	(710,906)	-21%
Total operating expenses	7,489,745	8,282,822	(793,077)	-10%

Loss from operations	(4,498,690)	(4,395,329)	(103,361)	- 2%

Consulting and other income (expense)	20,905	68,912	(48,007)	-70%
Gain or Loss on derivatives	(1,468,016)	-	(1,468,016)	-100%
Interest income (expense), net	(1,204,795)	(98,033)	(1,106,762)	- 1,128%
Foreign currency transaction gain (loss)	(38,593)	(34,006)	(4,587)	-13%

Net loss before income taxes	(7,189,188)	(4,458,456)	(2,730,732)	- 61%

Income tax provision	-	(4,599)	4,599	100%

Net loss	(7,189,188)	(4,463,055)	(2,726,133)	- 61%

Less: Net loss attributable to noncontrolling interests	(1,305)	(4,962)	3,657	74%

Net loss attributable to Hydrocarb Corporation	(7,187,883)	(4,458,093)	(2,729,790)	- 61%
Basic and diluted loss per common share:	$(0.34)	$(0.34)

Weighted average shares outstanding (basic and diluted)	21,184,600	13,111,626

We recorded net loss of $7,187,883, or ($0.36)per basic and diluted common share, during the nine months ended April 30, 2015, as compared to a net loss of 4,458,093, or ($0.34)per basic and diluted common share, during the nine months ended April 30, 2014.

The changes in results were predominantly due to the factors below:

•	Revenues decreased due to lower sales prices in fiscal 2015. Lease operating expenses decreased due to lower nonrecurring expenses.
•	Depreciation, depletion, and amortization increased because of increased production in the current year versus production in the same quarter of the comparable period prior year.
•	General and administrative expenses decreased primarily as a result of decreased compensation expense related to stock options.
•	Interest expense increased due to the addition of the Shadowtree Capital financing which was entered into in August of 2014.
•	Consulting and other income for the nine months ended April 30, 2015 primarily represents income earned for production handling. Expenses incurred in the comparable prior period included write-offs of previously recognized consulting income. No such write-offs existed during the current reporting period.

Liquidity, Capital Resources and Going Concern

The following table sets forth our cash and working capital as of April 30, 2015 and July 31, 2014, respectively:

	April 30, 2015	July 31, 2014
Cash and cash equivalents	$90,261	$144,258
Working capital (deficit)	$(5,939,054)	$(3,566,332)

At April 30, 2015, we had $90,261 of cash on hand and a working capital deficit of $5,939,054. The Company has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company is to maximize shareholder value by, among other things, increasing production by developing its acreage, increasing profit margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Cash Provided by Operating Activities

During the nine months ended April 30, 2015, operating activities used $1,887,995 in comparison to cash used of $825,798 during the nine months ended April 30, 2014. The main operating activity using cash for the nine months ended April 30, 2015, was a net loss of $7,189,188, offset by $790,704 of accounts payable and accrued expenses and $396,475 of share based compensation; $771,480 of depreciation depletion and amortization, $790,550 of accretion, $820,448 of amortization of debt discount, and $205,131 of amortization of debt issuance cost.

Net Cash Used in Investing Activities

During the nine months ended April 30, 2015, investing activities used cash of $2,377,869 compared to using cash of $522,731 during the nine months ended April 30, 2014.  The main uses of cash for investing activities were purchases of oil and gas properties.

Net Cash Provided by Financing Activities

During the nine months ended April 30, 2015, financing activities provided cash of $4,211,867 in comparison to providing $1,785,745 in cash during the nine months ended April 30, 2014.  The main reasons for cash being provided by financing activities for the nine months ended April 30, 2015, were proceeds from borrowing and the main reasons for cash being provided by financing activities for the nine months ended April 30, 2014, was also proceeds from borrowing.

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

In September 2014 our CEO traveled to Abu Dhabi, United Arab Emirates (“U.A.E.”) and met with the board of directors of our subsidiary Otaiba Hydrocarb LLC. His goal was to proceed with oil company registration work that would allow the company to receive bids on oilfield services work with the hopes of developing a profitable business as has been the plan since the subsidiary was established. Instead of being able to proceed with the business plan, the partner in the UAE made it clear that they wanted more control over management of the subsidiary while still requiring us to fund ongoing expenses. This created an impasse between our partners and us. Together with consideration for the severe drop in oil prices, the board of directors made the decision to cease operations in the UAE in favor of our focus for oilfield services to be developed domestically. Thus, during the quarter ended April 30, 2015, the decision was made to close the office in the UAE and not to continue its operations, thereby reducing cash expense obligations that we have had in the past but no longer have. All expenses of operating there have been realized on an ongoing basis so the accounting effect of this shutdown is nil and immaterial.

Our plan of operations over the next twelve months is to increase cash flow upon one or more of the following occurring:
1.	Continue to receive payments on the two receivables for HEC common stock;
2.	Raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner;
3.	Release restricted cash from the State Bonding requirement, as shut-in wells are brought back into production and/or as wells are plugged;
4.	Continue to enhance production from our four production oil and gas fields in Galveston Bay; and
5.	Raising capital through the issuance of additional equity or debt securities (similar to the transactions completed during February and March 2015, as described below).

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

Convertible Notes, Credit Agreement and Recent Events

As described above in Note 6 – Notes Payable – Convertible Notes Payable, in the financial statements included in Part I, Item 1 of this report, we sold the LG Convertible Note in the amount of $105,000, the Adar Bays Convertible Note in the amount of $105,000, the KBM Convertible Note in the amount of $350,000, the JSJ Convertible Note in the amount of $137,000, the Vis Vires Convertible Note in the amount of $414,500 and the Typenex Convertible Note in the amount of $350,000, and we also granted Typenex the Warrant described above during the period, which convertible notes and terms thereof are described in greater detail in Note 6.

As described above in Note 13 – Subsequent Events, in the financial statements included in Part I, Item 1 of this report, on June 10, 2015, we entered into an Exchange Agreement with Kent P. Watts, our CEO, pursuant to which Mr. Watts exchanged all shares of Series A Convertible Preferred Stock which he was due and all rights to accrued and unpaid dividends thereon for 32 Units, consisting of an aggregate of 800,000 shares of the Company’s restricted common stock and a Convertible Promissory Note in the aggregate amount of $3.2 million.

Effective June 10, 2015, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) as borrower, along with Shadow Tree Capital Management, LLC, as agent (the “Agent”), and Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP, as lenders (collectively, the “Lenders”), which amended and restated in its entirety the Credit Agreement originally entered into between us, the Agent and the Lenders dated as of August 15, 2014 (as disclosed in our Current Report on Form 8-K filed with the SEC on August 31, 2015) and previously amended on February 17, 2015 (as amended as of the date of the Restated Credit Agreement and prior to the amendments affected by the Restated Credit Agreement, the “Original Credit Agreement”).

The Restated Credit Agreement, increased the amount of interest due on additional loans made pursuant to the terms of the Restated Credit Agreement (provided that no additional loans were made under the credit agreement prior to the additional loans made in connection with the Restated Credit Agreement as discussed below) to 16% per annum (from 14% per annum pursuant to the prior terms); accelerated the maturity date of amounts borrowed from the Lenders under the credit agreement to November 30, 2015 (previously amounts borrowed were due August 15, 2016); provided for the Lenders to make additional loans of $475,632 (less an aggregate of $73,023 in fees and expenses, not including placement and other fees totaling 6% of the amount borrowed) as of the date of the Restated Credit Agreement, which loans have been made to date; removed the right of the Company to request further loans under the credit agreement; provided for the payment to the Lenders of an exit fee in the amount of 4% of the amount repaid under the Restated Credit Agreement, if repaid in full prior to July 31, 2015, and 5% of such repaid amount if repaid after July 31, 2015; provided for the immediate issuance of an aggregate of 32,500 shares of the Company’s restricted common stock to the Lenders and the termination of any other requirements of the Company to issue additional shares to the Lenders pursuant to the terms of the credit agreement (previously 32,500 shares were due on the 18 month anniversary of the original closing and 25,000 shares were due on the 21 month anniversary of the original closing); required us to make all contractually required payments to Linc Energy LLC and make all necessary payments to and take or cause to be taken all other commercially reasonable actions to cause the Redfish Reef field to be both producing and distributing meaningful quantities of oil and gas no later than July 15, 2015, subject to circumstances beyond our control; modified certain of the covenants described in the Original Credit Agreement; waived, effective as of the date of the Restated Credit Agreement all previously defaults which the Lenders had notice of under the Original Credit Agreement; and effected various non-material revisions and updates to the Original Credit Agreement.

All of the above are described in greater detail in the Current Reports on Form 8-K filed with the Commission on March 11, 2015 and June 19, 2015.

On May 29, 2015, the Company entered into a revolving line of credit agreement with Christian Smith & Jewell, the Company’s legal counsel.  The line of credit established a revolving line of credit in the amount of up to $350,000 for legal fees due to the law firm, including $200,000 previously accrued.  Advances of credit under the line of credit are in the discretion of the law firm.  Amounts subject to the line of credit are evidenced by individual convertible promissory notes, which have customary events of default, accrue interest at the rate of 3% per annum (12% upon an event of default), are due on demand, and are convertible (along with accrued and unpaid interest) into shares of the Company’s common stock at a conversion price of $1.17 per share.  Amounts due can be paid at any time without penalty, provided the Company gives at least 30 days prior notice of its intention to repay amounts owed.  The notes each contain a 4.99% ownership limitation.  In connection with the entry into the line of credit, the Company issued the law firm a convertible promissory note in the amount of $200,000.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal corse of business, we are not currently a party to any material legal proceeding, except as discussed below.Civ. Action No. 4:15-cv-00727, Hydrocarb Energy Corporation, et al. v. Vincent Pasquale Scaturro; In the United States District Court for the Southern District of Texas Houston Division. Hydrocarb Energy Corporation ("HEC") is Plaintiff in this action, and currently has a claim of breach of contract against Mr. Scaturro and an application for preliminary and permanent injunction as a result of Mr. Scaturro’s violation of a Lock Up Leak-Out Agreement executed by the parties on or about December 20, 2014.  There is currently a Temporary Restraining Order in place enjoining Mr. Scaturro from trading more than 500 shares of HEC stock per day.

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

In connection with certain due diligence subsequently undertaken by the Company, it has come to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, to unilaterally authorize preferred stock, that under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s articles no preferred stock can be designated or issued. As such, our Board of Directors did not have authority under the Articles of Incorporation, as amended, and applicable Nevada law to designate the Series A Preferred or to file such designation with the Secretary of State of Nevada. Consequently, we now believe that the Series A Preferred is not validly issued or outstanding and the filing of the Series A Preferred designation was invalid and had no legal effect.

Notwithstanding the above, the documentation relating to the designation of the Series A Preferred was filed with and accepted by the Secretary of State of Nevada and the Company had previously been treating the Series A Preferred as validly issued and outstanding. For example, during the year ended July 31, 2014, the holder of the Series A Preferred Stock purportedly earned dividends of $150,548 on such securities. As of July 31, 2014, these dividends have not been accrued as liabilities since they were not declared by the Company.

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

Notwithstanding the above, as described under Note 13 – Subsequent Events, of the financial statements included in Part I, Item 1, above, on June 10, 2015, Mr. Watts exchanged his right to receive Series A Preferred for 32 units each consisting of (a) 25,000 shares of the restricted common stock of the Company; and (b) $100,000 in face amount of Convertible Subordinated Promissory Notes, and as such, no longer holds any rights to the Series A Preferred.

Notwithstanding the above, due to the fact that we now believe that the Series A Preferred was invalid, we could be forced to amend and restate our prior SEC filings and prior financial statements to clarify the fact that such Series A Preferred stock was never validly outstanding or issued. Furthermore, the fact that certain of our corporate actions were not affected properly, the perception in the marketplace that such corporate actions were not affected properly, or uncertainties associated therewith, could raise questions about our corporate governance and controls and procedures and result in the trading value of our common stock, if any, being lower than companies without similar issues.

We have various outstanding convertible notes which are convertible into shares of our common stock at a discount to market.

As described under Note 6 – Notes Payable of the financial statements included in Part I, Item 1, above, we sold various convertible promissory notes in February and March 2015. The conversion prices of the convertible notes vary from between 50% to 80% of the market value of our common stock, subject in many cases to anti-dilution and other rights. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we plan to repay the convertible notes in full before any conversions take place.

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

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of the convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such convertible notes. Although certain of the convertible notes may not be converted if such conversion would cause the holders thereof to own more than 4.99% or 9.99% of our outstanding common stock, this restriction does not prevent the holders of the convertible notes subject to such restrictions from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holders of the convertible notes could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the convertible notes choose to do this, it will cause substantial dilution to the then holders of our common stock. Notwithstanding the above, we plan to repay the convertible notes in full before any conversions take place.

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

During the nine months ended April 30, 2015, we issued an aggregate of 100,000 shares of common stock to consultants for services rendered. We valued these transactions at approximately $266,722.

As described above in Note 6 – Notes Payable – Convertible Notes Payable, in the financial statements included in Part I, Item 1 of this report, we sold the LG Convertible Note in the amount of $105,000, the Adar Bays Convertible Note in the amount of $105,000, the KBM Convertible Note in the amount of $350,000, the JSJ Convertible Note in the amount of $137,000, the Vis Vires Convertible Note in the amount of $414,500 and the Typenex Convertible Note in the amount of $350,000, and we also granted Typenex the Warrant described above.

As described above in Note 13 – Subsequent Events, in the financial statements included in Part I, Item 1 of this report, on June 10, 2015, agreed to issue Mr. Watts 32 Units, consisting of an aggregate of 800,000 shares of the Company’s restricted common stock and a Convertible Promissory Note in the aggregate amount of $3.2 million.

As described above Note 13 – Subsequent Events, in the financial statements included in Part I, Item 1 of this report, we agreed to issue 32,500 shares of restricted common stock of the Company to the Lenders pursuant to the Restated Credit Agreement on June 10, 2015.

On May 29, 2015, the Company entered into a revolving line of credit agreement with Christian Smith & Jewell, the Company’s legal counsel.  The line of credit established a revolving line of credit in the amount of up to $350,000 for legal fees due to the law firm, including $200,000 previously accrued.  Advances of credit under the line of credit are in the discretion of the law firm.  Amounts subject to the line of credit are evidenced by individual convertible promissory notes, which have customary events of default, accrue interest at the rate of 3% per annum (12% upon an event of default), are due on demand, and are convertible (along with accrued and unpaid interest) into shares of the Company’s common stock at a conversion price of $1.17 per share.  Amounts due can be paid at any time without penalty, provided the Company gives at least 30 days prior notice of its intention to repay amounts owed.  The notes each contain a 4.99% ownership limitation.  In connection with the entry into the line of credit, the Company issued the law firm a convertible promissory note in the amount of $200,000.

We claim an exemption from registration for the issuances and grant described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), since the foregoing issuances and grant did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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
Date: June 22, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1
Securities Purchase Agreement between Hydrocarb Energy Corp. and LG Capital Funding, LLC (February 17, 2015) (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.2
8% Convertible Redeemable Note ($105,000 – LG Capital Funding, LLC)(February 17, 2015) (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.3
Securities Purchase Agreement between Hydrocarb Energy Corp. and Adar Bays, LLC (February 17, 2015) (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.4
8% Convertible Redeemable Note ($105,000 – Adar Bays, LLC)(February 17, 2015) (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.5
Securities Purchase Agreement between Hydrocarb Energy Corp. and KBM Worldwide, Inc. (February 17, 2015) (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.5
Convertible Promissory Note ($350,000 – KBM Worldwide, Inc.)(February 17, 2015) (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.6
10% Convertible Promissory Note ($137,000 – JSJ Investments Inc.)(February 23, 2015) (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.7
Securities Purchase Agreement between Hydrocarb Energy Corp. and Typenex Co-Investment, LLC (March 5, 2015) (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.8
Secured Convertible Promissory Note ($350,000 – Typenex Co-Investment, LLC.)(March 5, 2015) (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.9
Secured Convertible Promissory Note ($350,000 – Typenex Co-Investment, LLC.)(March 5, 2015) (Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.10
Warrant to Purchase Shares of Common Stock (March 5, 2015 - Typenex Co-Investment, LLC) (Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.11
Stock Pledge Agreement between Typenex Co-Investment, LLC and CW Navigation, Inc. (March 5, 2015) (Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2015 (File No. 000-53313) and incorporated herein by reference)

10.12
Executive Agreement with Kent P. Watts (March 9, 2015)(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2015 (File No. 000-53313) and incorporated herein by reference)

10.13
Convertible Promissory Note dated March 31, 2015 by Hydrocarb Energy Corporation in favor of Vis Vires Group, Inc. in the principal amount of $414,500 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.14
Securities Purchase Agreement dated March 31, 2015 between Hydrocarb Energy Corporation and Vis Vires Group, Inc. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.15
Exchange Agreement between Hydrocarb Energy Corporation and Kent P. Watts (June 10, 2015) (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.16
Convertible Promissory Note ($3,200,000) owed to Kent P. Watts (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.17
Amended and Restated Credit Agreement dated as of June 10, 2015, by and among Hydrocarb Energy Corporation, as borrower, Shadow Tree Capital Management, LLC, as agent, and the Lenders thereto (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.18
First Amendment to Stock Grant Agreement between Hydrocarb Energy Corporation and the Lenders dated June 10, 2015 (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.19
$365,724 Term Loan Note dated June 10, 2015 payable by Hydrocarb Energy Corporation to Shadow Tree Funding Vehicle A-Hydrocarb LLC (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

10.20
$118,908 Term Loan Note dated June 10, 2015 payable by Hydrocarb Energy Corporation to Quintium Private Opportunity Fund, LP (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

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
99.1*
Form of Certificate of Designation of Hydrocarb Energy Corporation Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2015 (File No. 000-53313) and incorporated herein by reference)

*Filed herewith
**Furnished herewith.
# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.