Form 10-Q/A
period 2015-04-30
HYDROCARB ENERGY CORP
filed 2015-06-23
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

On June 22, 2015, Hydrocarb Energy Corp (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015 (the “Original Form 10-Q”). The Original Form 10-Q was filed without the required XBRL files attached. This amendment corrects the Original Form 10-Q to include the required XBRL files.

Part I. Financial Information

Part I. Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	4

2..	Consolidated Statements of Operations and Comprehensive Loss (unaudited)	5

3.	Consolidated Statements of Cash Flows (unaudited)	6

4.	Notes to Consolidated Financial Statements (unaudited)	7

HYDROCARB ENERGY CORP.
 Consolidated Balance Sheets
(Unaudited)

	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$90,261	$144,258
Oil and gas revenues receivable	323,839	372,120
Accounts receivable - related party	2,722	58,014
Other current assets	639,005	446,320
Other receivables, net	139,542	38,455
Total current assets	1,195,369	1,059,167

Oil and gas properties, accounted for using the full cost method of accounting
Evaluated property, net of accumulated depletion of $4,221,631 and $3,491,420, respectively; and accumulated impairment of $373,335 and $373,335, respectively	16,765,761	15,288,370
Unevaluated property	2,260,912	2,119,769
Restricted cash	6,857,002	6,877,944
Other assets	404,264	219,942
Property and equipment, net of accumulated depreciation of $175,620 and $135,590, respectively	126,060	166,963
TOTAL ASSETS	$27,609,368	$25,732,155

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,631,169	$2,795,675
Short term notes payable, net of discount $280,210 and $0	1,228,305	334,688
Derivative Liability	1,940,460	-
Asset retirement obligation – short term	60,000	1,133,690
Advances	195,904	195,904
Due to related parties	78,585	165,542
Total current liabilities	7,134,423	4,625,499

Notes payable, net of discount of $491,374 and $0	4,054,080	-
Notes payable - related party	600,000	600,000
Asset retirement obligation – long term	12,394,349	10,582,540
Total liabilities	24,182,852	15,808,039

Stockholders' Deficit:
	-	-
Common stock: $001 par value; 333,333,333 shares authorized; 21,272,785 and 21,081,602 shares issued and outstanding as of April 30, 2015 and July 31, 2014, respectively	21,273	21,082
Receivable for common stock	(2,184,879)	(2,184,879)
Additional paid-in capital	82,920,196	82,228,799
Accumulated deficit	(77,294,234)	(70,106,351)
Total stockholders' equity	3,462,356	9,958,651
Noncontrolling interests	(35,840)	(34,535)
Total equity	3,426,516	9,924,116

TOTAL LIABILITIES AND EQUITY	$27,609,368	$25,732,155

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

During the nine months ended April 30, 2015, 10,008 shares of restricted common stock valued at $20,012 were issued to directors of the Company as director compensation. Additionally, during the nine months ended April 30, 2015, 122,000 shares of restricted common stock to certain vendors for services rendered during the period for legal and professional services.  The relative fair value of the 100,000 shares issued for services is $266,700.  The remaining 22,000 shares were issued to settle the litigation with ERG. The value of this settlement is $65,000.

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

Activity for derivative warrant instruments during the three and nine months ended April 30, 2015 was as follows:

	Balance at July 31 2014	Initial Valuation	Increase (Decrease) in Fair Value of Derivative Liabilities	Balance at April 30, 2015
Tainted Warrant-Georserve (Note 7)	-	17,541	31,034	48,575
Typenex Co-Warrants	$-	$91,925	$151,553	$243,478
	$-	$109,466	$182,587	$292,053

The Company determined the fair values of the warrant derivatives using the lattice valuation model with the following assumptions:

	Initial	April 30, 2015
Common stock issuable	705,556	978,299
Market value of common stock on measurement date (1)	$0.92	$1.20
Adjusted exercise price (2)	$2.25	$0.28
Risk free interest rate (3)	1.57%	1.43%
Instrument lives in years	5	4.85
Expected volatility (4)	112%	114%
Expected dividend yields (5)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	Upon the issuance of Vis Vires convertible note on March 31, 2015, it was assumed that the anti-provision was triggered as the note conversion price of $0.28 was below the then-current warrant exercise price of $2.25. The adjusted exercise price was lowered to the note conversion price.

(3)	The risk-free interest rate was determined by management using the 5 - year Treasury Bill as of the respective offering or measurement date.

(4)	The historical trading volatility was determined by the Company’s trading history.

(5)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q/A contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Some of the factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in the section entitled “Risk Factors” and elsewhere throughout this Form 10-Q/A. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished. We have no obligation to update or revise forward looking statements to reflect the occurrence of future events or circumstances.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment.  There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HYDROCARB ENERGY CORP.
/s/ Kent P. Watts
Kent P. Watts
Chief Executive Officer, Executive Chairman and Director
(Principal Executive Officer)
Date: June 23, 2015

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
99.1
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