Form 10-K
period 2015-07-31
HYDROCARB ENERGY CORP
filed 2015-11-13
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of January 31, 2015 the last day of the registrant’s most recently completed second fiscal quarter) was approximately $2,981,282.

The registrant had 24,258,742 shares of common stock outstanding as of November 10, 2015.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” beginning on page 13, and readers are encouraged to review that section.

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

ii

iii

ITEM 1.	BUSINESS

Corporate History and Organization

We are Hydrocarb Energy Corp., incorporated in the state of Nevada. We have 1,000,000,000 shares of common stock and 100,000,000 shares of preferred stock authorized.  While working towards plans and expectations of being listed on a major stock exchange, we currently trade on the OTCQB Market under the stock symbol “HECC”.

We were incorporated under the laws of the State of Nevada on April 12, 2005 under the name “Carlin Gold Corporation”. On July 19, 2005, we changed our name to “Nevada Gold Corp.” On October 18, 2005, we changed our name to “Gulf States Energy, Inc.” and increased our authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock, par value $0.001 per share. On September 5, 2006, we changed our name to “Strategic American Oil Corporation”. On April 4, 2012 we completed a one for twenty-five (1:25) reverse stock split and as a result our authorized capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock. Also, effective April 4, 2012, we changed our name to “Duma Energy Corp.” Effective May 16, 2012, we increased our authorized capital from 20,000,000 shares to 500,000,000 shares of common stock. Effective November 29, 2013, we increased the number of our authorized shares of common stock from 500,000,000 to 1,000,000,000 shares. Effective February 18, 2014, we changed our name from Duma Energy Corp. to Hydrocarb Energy Corp. Effective on May 8, 2014, we affected a one for three (1:3) reverse split of our authorized common stock and a corresponding one for three (1:3) reverse split of our outstanding common stock setting our authorized shares of common stock to 333,333,333 shares. Effective September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to (1) affect an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 1,000,000,000 shares; (2) affect an amendment to the Company’s Articles of Incorporation to authorize 100,000,000 shares of “blank check” preferred stock (the “Blank Check Preferred Amendment”); (3) designate 10,000 shares of Series A 7% Convertible Voting Preferred Stock (the “Series A Amendment”); and (4) designate 35,000 shares of Series B Convertible Preferred Stock (the “Series B Amendment”), each of which amendments were approved by the stockholders of the Company at the Annual Meeting of Shareholders of the Company held on September 28, 2015.  Previously effective on September 21, 2015, the Company filed a Certificate of Correction with the Secretary of State of Nevada, which cancelled and rescinded in its entirety, the previously filed Series A 7% Convertible Voting Preferred Stock designation filed by the Board of Directors without stockholder approval on December 2, 2013.

Pursuant to the Blank Check Preferred Amendment, up to 100,000,000 shares of preferred stock of the Company may be issued from time to time in one or more series, each of which will have such distinctive designation or title as may be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. Preferred stock will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc., a Nevada corporation, (ii) Galveston Bay Energy, LLC, a Texas limited liability company, (iii) SPE Navigation I, LLC, a Nevada limited liability company, (iv) Namibia Exploration, Inc., a Nevada corporation, (v) Hydrocarb Corporation, a Nevada corporation, (vi) Hydrocarb Texas Corporation, a Texas corporation, and (vii) Hydrocarb Namibia Energy (Pty) Limited, a company chartered in the Republic of Namibia. In addition, we own 95% of the issued and outstanding share capital of Otaiba Hydrocarb LLC, a United Arab Emirates limited liability corporation.

Our principal offices are located at 800 Gessner, Suite 375, Houston, Texas, 77024. Our telephone number is (713) 970-1590 and our fax number is (713) 970-1591. We maintain a website at http://www.hydrocarb.com. Information on our web site is not part of this filing, and we do not desire to incorporate by reference such information herein.

General

Our corporate mission statement is:

To attempt to realize extraordinary shareholder value as a frontier exploration and production company that continually enhances its domestic reserves and production while internationally achieving new world class petroleum discoveries.

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States and onshore in Namibia, Africa. As of July 31, 2015, we maintain developed acreage offshore in Texas. As of July 31, 2015, we were producing oil and gas from our working interest in Galveston Bay, Texas. During September 2012, we acquired, through the acquisition of Namibia Exploration Inc., a 39% non-operated working interest in a concession located onshore in Namibia, Africa. During December 2013, with our acquisition of Hydrocarb Corporation, we acquired a 51% working interest in this onshore Namibia, Africa concession and now own a 90% working interest (100% cost responsibility) in this concession.

As part of our ongoing business strategy, we continue to review and evaluate acquisition opportunities in the continental United States and internationally.

Exploration and Production Activities

Our oil and gas interests as of July 31, 2015 were as follows:

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

The Welder Lease (Barge Canal), Texas

We previously owned a 100% working interest (72.5% net revenue interest) in approximately 81 acres of an oil and gas lease (the “Welder Lease”) located in Calhoun County, Texas. One of the wells is an oil well requiring gas lift to produce and the other well is a naturally flowing gas well. A third well is utilized for salt water disposal. These wells were sold as of March 31, 2014.

Palacios Prospect, Texas

In September 2011, we purchased a non-operated working interest in mineral leases covering 460 acres onshore in Duval County, Texas. Our working interest in the lease area is 6.70732% to the casing point of the first well drilled and 5.5% after the casing point of the first well and for subsequent operations in the lease area. Our net revenue interest in the prospect is 4.125%. In April 2012, the operator successfully completed the Palacios #1 well, which produces primarily natural gas. This well was sold in September of 2013.

Illinois

In January 2011, we entered into a farmout agreement covering our 10% working interest in multiple leases in or near Markham City, Illinois. Core Minerals Management II, LLC (“Core”) operates the properties in accordance with this farmout agreement. After payout of the property ($1,350,000 or 29,000 barrels of oil, whichever comes first) provided that we hold less than 25% working interest in the property at payout, our working interest will be adjusted to 25%. During fiscal 2012, the operator drilled wells in the contract area and commenced a pilot waterflood project to re-pressurize the reservoir and enhance recovery of oil from the area. The wells in the project area produce oil. These wells were sold in September of 2013.

In September 2013, we conveyed our interest in the Illinois and Palacios properties to Carter E & P, LLC, a company owned by our former Vice President of Operations, as described in greater detail below under “Part II - Item 13. Certain Relationships and Related Transactions and Director Independence.”

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

The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

1)	Initial Exploration Period that originally was set to expire on September 30, 2015, has been extended to allow us to complete the required initial exploration work until August 3, 2016: This requires that we perform a hydrocarbon potential study, gather and review existing technical data including reprocessing of seismic lines, and acquire and process 750 kilometers of new 2-D seismic data. The minimum expenditure is $4,505,000.
2)	First renewal exploration period (two years from end of the initial exploration period): Acquire 200 square kilometers of 3-D seismic data, interpret and map the data, design a drilling program, drill one well, conduct an environmental study, and relinquish 25% of the Exploration license area. The minimum expenditure is $17,350,000.
3)	Second Renewal (Production License) Exploration Period (25 years): report on reserves and production, and conduct an environmental study. The minimum expenditure is $300,000.

As of July 31, 2015, approximately $2.3 million has been expended towards the initial exploration period work described in (1) above.

Going forward, we plan to continue our exploration work with a 2-D seismic program. We plan to continue working towards entering the first renewal exploration period (see (2) above). With our first exploration extension as provided for in our Petroleum Agreement, we would work to begin drilling exploration wells that have the potential to yield a major discovery, funding permitting. Because of the uncertainties still surrounding this field, we have not yet developed estimated well costs. This will be done once we begin work in the first renewal exploration period.

Unproved property – Texas

We are working on a program to obtain seismic data for our Galveston Bay properties. Once the data is analyzed, we intend to begin a drilling program to increase our domestic production, funding permitting.

Oil and Gas Reserves

The following tables illustrate and provide a summary of our oil and gas reserves as of our fiscal years ended July 31, 2015 and 2014, as estimated by third party reservoir engineers.

Summary of Oil and Gas Reserves as of July 31, 2015

Reserves Category	Oil (Mbls)	Natural Gas (MMcf)	Equivalent (MMcfe)
PROVED (United States only):
Developed	846.3	9,823.6	14,901.4
Undeveloped	1,171.3	8,340.0	15,367.2
Total Proved	2,017.6	18,163.6	30,268.6

Summary of Oil and Gas Reserves as of July 31, 2014

Reserves Category	Oil (Mbls)	Natural Gas (MMcf)	Equivalent (MMcfe)
PROVED (United States only):
Developed	413.3	5,783.2	8,262.9
Undeveloped	608.5	6,248.2	9,899.1
Total Proved	1021.8	12,031.4	18,162.0

Our estimates of proved reserves, located in Texas, USA, disclosed in this Form 10-K, at July 31, 2015 and 2014 were prepared by Ralph E. Davis Associates, Inc. (“RED”), our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Internal Controls Over Reserves Estimates

Our policies regarding internal controls over the recording of reserves estimates require reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Our internal controls over reserve estimates also include the following:

●	Utilization of an independent consulting petroleum engineer for the preparation of reserves estimates for 100% of our reserves; and

●	Involvement of personnel with appropriate background and experience to oversee the reserves estimate process and provide the requested data to the independent petroleum engineer.

Our Vice President, Craig Alexander, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Mr. Alexander has a Bachelor of Science degree in Petroleum Engineering and over 24 years of industry experience with positions of increasing responsibility in production and completion engineering and operations management. Mr. Alexander reports directly to our Chief Executive Officer.

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

Changes in Proved Undeveloped Reserves

As of July 31, 2015, we reported 15,367.5 MMcfe of proved undeveloped reserves, which represents an increase of 5,468.5 MMcfe from July 31, 2014. The following table shows of the changes in total proved undeveloped reserves for 2015:

Beginning of year	9,899.3
Revision of previous estimate	5,468.5
End of year	15,367.8

Before our acquisition of GBE during the year ended July 31, 2011, we had no proved undeveloped reserves. Accordingly, we have no proved undeveloped reserves that have been undeveloped for five years since their original disclosure as proved undeveloped reserves.

During the year ended July 31, 2015, the Company has concentrated on infrastructure, identifying potential workover and recompletions, and obtaining financing to complete this work. The increase in proved undeveloped reserves was a result of an increase in certain previously estimated oil reserves in the Galveston Bay, Texas property. When we acquired Galveston Bay Energy LLC in 2011, the Company had over 100 well-bores that had been shut in and scheduled for potential plugging and abandonment. Since the date of the acquisition, our technical staff undertook a review of the old well logs and other technical data to identify additional undeveloped oil reserves in these leases. All increases in proved undeveloped reserves are due to the re-evaluation of previously available technical data associated with such review. We have not obtained new technical data. We believe that the new interpretations and reevaluations better reflect the underlying technical data. For the year ended July 31, 2015, this increase related primarily to revaluations associated with the Red Fish Reef Field.

Production and Price History

The tables below sets forth the net quantities of oil and gas production, net of royalties, attributable to us in the years ended July 31, 2015, 2014 and 2013. For the purposes of this table, the following terms have the following meanings: (i) “Bbl” means one stock tank barrel or 42 U.S. gallons liquid volume; (ii) “Mcf” means one thousand cubic feet; (iii) “Mcfe” means one thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil; and (iv) “MMcf” means one million cubic feet.

Property	2015	2014	2013

Oil (Bbls):

Galveston Bay, Texas	55,604	40,536	57,796
The Welder Lease (Barge Canal), Calhoun Co. Texas	-	1,900	3,488
Markham City, Cook Co., Illinois	-	-	151
Chapman Ranch II Prospect, Nueces, Co., Texas	-	-	36
Karnes Co., Texas	-	-	4
Total Oil	55,604	42,436	61,475

Gas (Mcf)

Galveston Bay, Texas	152,981	110,286	75,164
The Welder Lease (Barge Canal), Calhoun Co. Texas	-	63,135	100,116
Palacios Prospect, Duval Co., Texas	-	148	1,113
Karnes Co., Texas	-	-	323
Total Gas	152,981	173,569	176,716

Total (Mcfe)

Galveston Bay, Texas	486,607	353,502	421,940
The Welder Lease (Barge Canal), Calhoun Co. Texas	-	74,535	121,044
Palacios Prospect, Duval Co., Texas	-	148	1,113
Markham City, Cook Co., Illinois	-	-	906
Chapman Ranch II Prospect, Nueces Co., Texas	-	-	216
Karnes Co., Texas	-	-	347
Total Mcfe	486,607	428,185	545,566

Average Prices:

Oil (per Bbl)	$62.34	$102.87	$105.63
Gas (per Mcf)	$3.12	$4.03	$3.40
Total (per Mcfe)	$8.10	$11.83	$12.99

Average Costs (per Mcfe):

Lease operating expense (per Mcfe) (1)	$9.79	$11.47	$8.28

(1)	Taxes, transportation and production-related administrative expenditures are included in lease operating expenses.

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

Drilling and Other Exploratory Development Activities

The following tables set forth information regarding (i) the number of net productive and dry exploratory wells drilled and (ii) the number of net productive and dry development wells drilled during the years indicated, expressed separately for oil and gas. For the purposes of this subsection:

1)	A dry well is an exploratory, development, or extension well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
2)	A productive well is an exploratory, development, or extension well that is not a dry well.
3)	Completion refers to installation of permanent equipment for production of oil or gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.
4)	The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one.

For the purposes of this subsection (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. We do not have any wells with multiple completions.

Number of Wells Drilled During Year Ended July 31, 2015

	Net Productive Exploratory Wells	Net Dry Exploratory Wells	Net Productive Development Wells	Net Dry Development Wells	Net Productive Exploratory Wells	Net Dry Exploratory Wells	Net Productive Development Wells	Net Dry Development Wells
Illinois	-	-	-	-	-	-	-	-
Texas	-	-	4	-	-	-	-	-
Total	-	-	4	-	-	-	-	-

Number of Wells Drilled During Year Ended July 31, 2014

	Net Productive Exploratory Wells	Net Dry Exploratory Wells	Net Productive Development Wells	Net Dry Development Wells	Net Productive Exploratory Wells	Net Dry Exploratory Wells	Net Productive Development Wells	Net Dry Development Wells

Illinois	-	-	-	-	-	-	-	-
Texas	-	-	-	-	-	-	-	-
Total	-	-	-	-	-	-	-	-

Number of Wells Drilled During Year Ended July 31, 2013

	Net Productive Exploratory Wells	Net Dry Exploratory Wells	Net Productive Development Wells	Net Dry Development Wells	Net Productive Exploratory Wells	Net Dry Exploratory Wells	Net Productive Development Wells	Net Dry Development Wells

Illinois	-	-	-	-	-	-	-	-
Texas	-	1	-	0.25	-	-	-	-
Total	-	1	-	0.25	-	-	-	-

Delivery Commitments

None.

Productive Wells

The following table sets forth information regarding the total gross and net productive wells as of July 31, 2015, expressed separately for oil and gas. All of our productive oil and gas wells were located in Texas. For the purposes of this subsection: (i) one or more completions in the same bore hole have been counted as one well, and (ii) a well with one or multiple completions at least one of which is an oil completion has been classified as an oil well. We do not have any wells with multiple completions.

Number of Operating Wells

	Oil Gross	Net	Gas Gross	Net
Texas	21.00	19.81	10.00	8.98

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

Acreage

The following table sets forth information regarding our gross and net developed and undeveloped oil and natural gas acreage under lease as of July 31, 2015.

	Gross (1)	Net
Developed Acreage
Texas, USA	1,200	1,187
Undeveloped Acreage
Texas, USA	17,176	16,987
Namibia, Africa	5,300,000	4,770,000
Total	5,318,376	4,788,174

(1)	The gross acreage cited includes leasehold acreage to be earned under the farm-out agreements.

In September 2012, we acquired a 39% working interest in a concession in Namibia, Africa. With our acquisition of Hydrocarb Corporation, a Nevada corporation (“HCN”) in December 2013, we acquired an additional 51% working interest and we now own a working interest of 90% of this concession. As of September 2, 2015, we have reassigned all of our working interest to be held by our subsidiary, Hydrocarb Namibia Energy (PTY) Limited. This property is a 5.3 million-acre concession in northern Namibia in Africa.

In Texas, the Company’s proved undeveloped reserves are located on acreage held by production. Total acreage on these leases is 18,376, of this number, 1,200 acres are currently proved, developed, producing acres, and 17,176 acres are considered undeveloped. The Company has reported proved undeveloped reserves as a result of existing wells which require major expenditures to develop the reserves.

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

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves. As is customary in the oil and gas industry, we can retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the lease or by payment of delay rentals during the remaining primary term of the lease. The oil and natural gas leases in which we have an interest are for varying primary terms. Most of our developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced in commercial quantities or operations are commenced to restore production as our lease terms expire when the Company ceases drilling activity.

Most of our developed lease acreage is held by production and is beyond the primary lease term. As such, the Company’s leases related to the Texas properties are held so long as oil or natural gas is produced in commercial quantities or operations are commenced to restore production with our lease terms expiring only when the Company ceases drilling activity.

The lease terms related to the Company’s working interest in the Namibia concession have an “Initial Exploration Period,” which has been extended to August 3, 2016, with a minimum expenditure requirement of $4,505,000. Subsequent to the Initial Exploration Period the Company has a “First Renewal Exploration Period” of two years from end of the Initial Exploration Period. During the First Renewal Period the Company must relinquish 25% of the exploration license area and has a minimum expenditure of $17,350,000. Subsequent to the First Renewal Period the Company has a “Second Renewal (Production License) Exploration Period” of 25 years and has a minimum expenditure of $300,000.

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

Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”), which amends and augments oil spill provisions of the Clean Water Act, and similar legislation enacted in Texas, Louisiana and other coastal states, impose certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs, remediation of environmental damage and a variety of public and private damages. OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs of a potential spill. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge, or substantial threat of discharge from our properties, vessels and pipelines, we may be liable for costs and damages. There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. For the years ended July 31, 2015 and July 31, 2014, $150,000 has been recognized and is included in the balance sheet caption “Accounts payable and accrued expenses.”

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

Subsidiaries

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc., a Nevada corporation, (ii) Galveston Bay Energy, LLC, a Texas limited liability company (“GBE”), (iii) SPE Navigation I, LLC, a Nevada limited liability company, (iv) Namibia Exploration, Inc., a Nevada corporation (“NEI”), (v) Hydrocarb Corporation, a Nevada corporation (“HCN”), (vi) Hydrocarb Texas Corporation, a Texas corporation, and (vii) Hydrocarb Namibia Energy (Pty) Limited, a company chartered in the Republic of Namibia (“Hydrocarb Namibia”). In addition, we own 95% of the issued and outstanding share capital of Otaiba Hydrocarb LLC, a UAE limited liability corporation.

Glossary of Oil and Natural Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and in this report:

AFE or Authorization for Expenditures. A document that lays out proposed expenses for a particular project and authorizes an individual or group to spend a certain amount of money for that project.

After-payout interest or back-in interest. Form of carried interest in which the latter converts to a regular working interest after payout, that is, after the carrying parties have recouped their costs, the carried party converts to a regular fractional working interest, paying its share of costs and receiving its share of revenues.

Assignment. The sale, transfer or conveyance of all or a fraction of ownership interest or rights owned in real estate or other such property. The term is commonly used in the oil and gas business to convey working interest, leases, royalty, overriding royalty interests and net profit interests.

Bcf. One billion cubic feet of natural gas.

BBbl. One billion barrels of crude oil or other liquid hydrocarbons.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Blowout. When well pressure exceeds the ability of the wellhead valves to control it. Oil and gas “blow wild” at the surface.

Blowout preventers. High pressure wellhead valves, designed to shut off the uncontrolled flow of hydrocarbons.

Boe. Barrels of oil equivalent in which six Mcf of natural gas equals one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

Boepd. Barrels of oil equivalent per day.

Bopd. Barrels of oil per day.

Borehole. A completed well.

Btu or British thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Carried Interest. A fractional working interest in an oil and gas lease that comes about through an arrangement between co-owners of a working interest.

Casing. Pipe cemented in the well to seal off formation fluids or keep the hole from caving in.

Casing point. The depth in a well in which casing is set.

CAPEX. Capital expenditures.

Completion. The operations required to establish production of oil or natural gas from a wellbore, usually involving perforations, stimulation and/or installation of permanent equipment in the well or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Conventional resources. Natural gas or oil that is produced by a well drilled into a geologic formation in which the reservoir and fluid characteristics permit the natural gas or oil to readily flow to the wellbore.

Developed acreage. The number of acres that are allocated or assignable to productive wells.

Development costs. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

(i)            Gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves;

(ii)          Drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;

(iii)         Acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and

(iv)        Provide improved recovery systems.

Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Downhole. Refers to equipment or operations that take place down inside a borehole.

Downstream. All operations taking place after crude oil is produced, such as transportation, refining and marketing.

Dry well. An exploratory, development or extension well that proves to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well.

Estimated ultimate recovery or EUR. Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.

Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

Farmin or farmout. An agreement under which the owner of a working interest in an oil or natural gas lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farmin” while the interest transferred by the assignor is a “farmout.”

FERC. Federal Energy Regulatory Commission.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Fracture stimulation or Frac. A process whereby fluids mixed with proppants are injected into a wellbore under pressure in order to fracture, or crack open, reservoir rock, thereby allowing oil and/or natural gas trapped in the reservoir rock to travel through the fractures and into the well for production.

Gas. Natural gas.

Gas lift. A method used to artificially lift fluid from wells without sufficient reservoir pressure. High pressure gas is injected down the well which aerates the fluid to reduce its density.

Gross acres or gross wells. The total acres or wells in which a working interest is owned.

Gross working interest. The working interest in a given property plus the proportionate share of any royalty interest, including overriding royalty interest, associated with the working interest.

Held by production. An oil and natural gas property under lease in which the lease continues to be in force after the primary term of the lease in accordance with its terms as a result of production from the property.

Horizontal drilling or well. A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation typically yields a horizontal well that has the ability to produce higher volumes than a vertical well drilled in the same formation. A horizontal well is designed to replace multiple vertical wells, resulting in lower capital expenditures for draining like acreage and limiting surface disruption.

Infill drilling. The addition of wells in a field that decreases average well spacing, i.e., wells drilled to fill in between established producing wells on a lease.

Injection Well. Well used to inject fluids (usually water) into a subsurface formation by pressure.

Joint Operating Agreement or JOA. A detailed written agreement between the Working Interest Owners of a property which specifies the terms according to which that property will be developed.

Joint Venture. A large-scale project in which two or more parties (usually oil companies) cooperate. One supplies funds and the other actually carries out the project. Each participant retains control over his share, including liability and the right to sell.

LOE or Lease operating expenses. The costs of maintaining and operating property and equipment on a producing oil and gas lease.

Mbbl. One thousand barrels of oil or other liquid hydrocarbons.

Mcf. One thousand cubic feet of gas.

MMcf. One million cubic feet of gas.

Mcfe. One thousand cubic feet of gas equivalent in which six Mcf of natural gas equals one Bbl of oil.

MMcfe. One million cubic feet of gas equivalent in which six Mcf of natural gas equals one Bbl of oil.

Mcfgpd. Thousands of cubic feet of natural gas per day.

Midstream or Middle Distillates. Refinery products in the middle of the distillation range of crude oil, including kerosene, kerosene-based jet fuel, home heating, range oil, stove oil and diesel fuel.

MMcf. One million cubic feet of natural gas.

MMBtu. One million British thermal units.

Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells.

Net revenue interest. The interest that defines the percentage of revenue that an owner of a well receives from the sale of oil, natural gas and/or natural gas liquids that are produced from the well.

NGLs, natural gas liquids or liquids. Marketable liquid products including ethane, propane, butane and pentane resulting from the further processing of liquefiable hydrocarbons separated from raw natural gas by a natural gas processing facility.

NYMEX. New York Mercantile Exchange.

Oil. Crude oil, condensate and natural gas liquids.

On The Pump. A phrase used in reference to a well that no longer flows from natural reservoir energy but is produced by means of a pump.

Operator. The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

Operating costs. The sum of lease operating costs, production taxes, general and accounting expenses, and oil and gas depreciation, depletion, and amortization.

Operating interest. An interest in natural gas and oil that is burdened with the cost of development and operation of the property.

Overpressure. An expression which has been used commonly to refer to high pressure found in some formations; super-normal pressure or surpressure. Technically, it should be said that overpressure is that amount of pore pressure which is in excess of normal pore pressure in overpressured formations.

Overriding royalty interest. A fractional, undivided interest or right to production or revenues, free of costs, of a lessee with respect to an oil or natural gas well, that overrides a working interest.

Pay Zones. The term to describe the reservoir that is producing oil and gas within a given wellbore. Pay
Zones (or oil reservoirs) can vary in thickness from one foot to several hundred feet.
Permeability. A reference to the ability of oil and/or natural gas to flow through a reservoir.

Petrophysical analysis. The interpretation of well log measurements, obtained from a string of electronic tools inserted into the borehole, and from core measurements, in which rock samples are retrieved from the subsurface, then combining these measurements with other relevant geological and geophysical information to describe the reservoir rock properties.

Play. A set of known or postulated oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, migration pathways, timing, trapping mechanism and hydrocarbon type.

Plugging and abandonment. Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Possible reserves. Additional reserves that are less certain to be recognized than probable reserves.

Probable reserves. Additional reserves that are less certain to be recognized than proved reserves but which, in sum with proved reserves, are as likely as not to be recovered.

Producing well, production well or productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the well’s production exceed production-related expenses and taxes.

Properties. Natural gas and oil wells, production and related equipment and facilities and natural gas, oil or other mineral fee, leasehold and related interests.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is considered to have potential for the discovery of commercial hydrocarbons.

Proppant. Sized particles mixed with fracturing fluid to hold fractures open after a hydraulic fracturing treatment. In addition to naturally occurring sand grains, man-made or specially engineered proppants, such as resin-coated sand or high-strength ceramic materials like sintered bauxite, may also be used. Proppant materials are carefully sorted for size and sphericity to provide an efficient conduit for production of fluid from the reservoir to the wellbore.

Proved developed reserves. Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, or through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved reserves. Those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated natural gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Developed natural gas, oil and NGL reserves are reserves of any category that can be expected to be recovered (x) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (y) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

PV-10. When used with respect to natural gas and oil reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date of the report or estimate, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%. Also referred to as “present value.” After-tax PV-10 is also referred to as “standardized measure” and is net of future income tax expense.

Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

Repeatability. The potential ability to drill multiple wells within a prospect or trend.

Reserves. Reserves are estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Royalty or Royalty Interest. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Service Well. A well drilled in a known oil or Natural Gas field to inject liquids that enhance recovery or dispose of salt water.

Shut-In or SI. To stop a producing oil and gas well from producing.

Spot market price. The price for a one-time open market transaction for immediate delivery of a specific quantity of product at a specific location where the commodity is purchased “on the spot” at current market rates.

Spud or Spudded. Begin drilling a well.

Spud Date. Date that drilling begins.

Structural Trap. An underground fold or break (or both) which creates an impervious trap where oil and gas can accumulate.  Oil will migrate underground through rock until it is “trapped”.

3-D Seismic. Advanced technology method of detecting accumulations of hydrocarbons identified through a three-dimensional image of the earth’s subsurface created through the interpretation and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do 2-D seismic surveys and contribute significantly to field appraisal, exploitation and production.

Total Depth. The maximum depth of a borehole.

Trend. A region of oil and/or natural gas production, the geographic limits of which have not been fully defined, having geological characteristics that have been ascertained through supporting geological, geophysical or other data to contain the potential for oil and/or natural gas reserves in a particular formation or series of formations.

2-D Seismic. The method by which a cross-section of the earth’s subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

Unconventional resource play. A set of known or postulated oil and or natural gas resources or reserves warranting further exploration which are extracted from (a) low-permeability sandstone and shale formations and (b) coalbed methane. These plays require the application of advanced technology to extract the oil and natural gas resources.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage is usually considered to be all acreage that is not allocated or assignable to productive wells.

Unproved and unevaluated properties. Refers to properties where no drilling or other actions have been undertaken that permit such property to be classified as proved.

Upstream. Activities concerned with finding petroleum and producing it compared to downstream which are all the operations that take place after production.

Vertical well. A hole drilled vertically into the earth from which oil, natural gas or water flows is pumped.

Volumetric reserve analysis. A technique used to estimate the amount of recoverable oil and natural gas. It involves calculating the volume of reservoir rock and adjusting that volume for the rock porosity, hydrocarbon saturation, formation volume factor and recovery factor.

Wellbore. The hole made by a well.

Wellhead. A device on the surface used to hold the tubing in the well. The wellhead is the originating point of the producing well at the top of the ground.

Well spacing. The regulation of the number and location of wells over an oil or natural gas reservoir, as a conservation measure. Well spacing is normally accomplished by order of the regulatory conservation commission in the applicable jurisdiction. The order may be statewide in its application (subject to change for local conditions) or it may be entered for each field after its discovery. In the operational context, “well spacing” refers to the area attributable between producing wells within the scope of what is permitted under a regulatory order.

Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

Workovers.  Operations on a producing well to restore or increase production.

Zone. A specific interval of rock strata containing one or more reservoirs. Used interchangeably with “formation”.

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

We will need additional capital to complete future acquisitions, repay outstanding liabilities, conduct our operations and fund our business and our ability to obtain the necessary funding is uncertain.

We will need to raise additional funding to complete future potential acquisitions, repay outstanding liabilities and will need to raise additional funds through public or private debt or equity financing or other various means to fund our operations, acquire assets and complete exploration and drilling operations. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. Such required funding includes, but is not limited to amounts required to complete our minimum cost responsibilities for our exploration program in Namibia, which will total approximately $22 million in aggregate, of which we have only expended $2.3 million as of July 31, 2015. If we need to raise additional funds in the future, by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to repay our outstanding liabilities, complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

This agreement was subsequently amended on February 17, 2015, and again on June 10, 2015. Additional  details will be found on page 54, under Liquidity and Capital Resources.

While the Shadowtree Credit Agreement represents our most significant borrowing, it is not the only borrowing we have done during the year ended July 31, 2015, and subsequently. The Company sold various convertible notes and promissory notes, the terms and conditions of which are described in greater detail in the footnotes to the Company's consolidated financial statements for the consolidated financial statements for the years ended July 31, 2015 and 2014.

Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:

●	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
●
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	restrict us from taking advantage of business opportunities;
●	make it more difficult to satisfy our financial obligations;
●	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and
●	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company's ability to continue as a going concern.

Our auditors, MaloneBailey, LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended July 31, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to the fact that the Company has not generated any significant revenues from ongoing operations and incurred net losses since inception. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, our ability to grow our operations and integrate newly acquired assets and operations, our ability to acquire additional assets and operations, and our ability to improve operating margins and regain profitability.  If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

We may need to obtain additional financing in order to pursue our business plan. As of July 31, 2015, we had cash and cash equivalents of $229,512 and a working capital deficit of $17,108,658. As such, unless our cash flow from operations is sufficient, we will need additional financing to pursue the exploration and development of our properties and pay for corporate overhead. We may not be able to obtain such financing at all or in amounts that would be sufficient for us to meet our current and expected working capital needs. Furthermore, in the event that our plans change or our assumptions change or prove inaccurate, we could be required to seek additional financing in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on us, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing stockholders.

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

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the prices for oil and natural gas have been volatile and will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors. These factors include the following:

●	the domestic and foreign supply of oil and natural gas;
●	the domestic and foreign demand for oil and natural gas;
●	the prices and availability of competitors’ supplies of oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;
●	the price and quantity of foreign imports of oil and natural gas;
●	the impact of U.S. dollar exchange rates on oil and natural gas prices;
●	domestic and foreign governmental regulations and taxes;
●	speculative trading of oil and natural gas futures contracts;
●	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;
●	the availability of refining capacity;
●	the prices and availability of alternative fuel sources;
●	weather conditions and natural disasters;
●	political conditions in or affecting oil and natural gas producing regions, including the Middle East and South America;
●	the continued threat of terrorism and the impact of military action and civil unrest;
●	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;
●	the level of global oil and natural gas inventories and exploration and production activity;
●	authorization of exports from the Unites States of liquefied natural gas;
●	the impact of energy conservation efforts;
●	technological advances affecting energy consumption; and
●	overall worldwide economic conditions.

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

Our cash flows from operations and access to capital are subject to a number of variables, including:

●	our estimated proved oil and natural gas reserves;
●	the amount of oil and natural gas we produce from existing wells;
●	the prices at which we sell our production;
●	the costs of developing and producing our oil and natural gas reserves;
●	our ability to acquire, locate and produce new reserves;
●	the ability and willingness of banks to lend to us; and
●	our ability to access the equity and debt capital markets.

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

The process of estimating accumulations of oil and natural gas is complex and is not exact, due to numerous inherent uncertainties. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserves estimate is a function of:

●	the quality and quantity of available data;
●	the interpretation of that data;
●	the judgment of the persons preparing the estimate; and
●	the accuracy of the assumptions.

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

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

There are numerous operational hazards inherent in oil and natural gas exploration, development, production and gathering, including:

●	unusual or unexpected geologic formations;
●	natural disasters;
●	adverse weather conditions;
●	unanticipated pressures;
●	loss of drilling fluid circulation;
●	blowouts where oil or natural gas flows uncontrolled at a wellhead;
●	cratering or collapse of the formation;
●	pipe or cement leaks, failures or casing collapses;
●	fires or explosions;
●	releases of hazardous substances or other waste materials that cause environmental damage;
●	pressures or irregularities in formations; and
●	equipment failures or accidents.

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

Because of our small size, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. Assuming we are successful in expanding our activities, including our planned increase in oil exploration, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers and landmen could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

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

Liquidity and cash flow problems encountered by our working interest co-owners or the third-party operators of our non-operated properties may prevent or delay the drilling of a well or the development of a project. Our working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out party, we would have to find a new farm-out party or obtain alternative funding in order to complete the exploration and development of the prospects subject to a farm-out agreement. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. We may not be able to obtain the capital necessary to fund either of these contingencies or find a new farm-out party.

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

You should not assume that the present value of future net cash flows as included in our public filings is the current market value of our estimated proved oil and natural gas reserves. We generally base the estimated discounted future net cash flows from proved reserves on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:

●	actual prices we receive for oil and natural gas;
●	actual cost and timing of development and production expenditures;
●	the amount and timing of actual production; and
●	changes in governmental regulations or taxation.

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

In the future, we may incur significant amounts of additional indebtedness in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be used to service our indebtedness;
●	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
●	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;
●	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and
●	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

Matters subject to regulation include discharge permits, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation or environmental matters and health and safety criteria addressing worker protection. Under these laws and regulations, we may be required to make large expenditures that could materially adversely affect our business, financial condition and results of operations. These expenditures could include payments for:

●	personal injuries;
●	property damage;
●	containment and cleanup of oil and other spills;
●	the management and disposal of hazardous materials;
●	remediation and clean-up costs; and
●	other environmental damages.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, which, among other things, sets forth the new framework for regulating certain derivative products including the commodity hedges of the type that we may elect to use, but many aspects of this law are subject to further rulemaking and will take effect over several years. As a result, it is difficult to anticipate the overall impact of the Dodd-Frank Act on our ability or willingness to enter into and maintain such commodity hedges and the terms of such hedges. There is a possibility that the Dodd-Frank Act could have a substantial and adverse impact on our ability to enter into and maintain these commodity hedges. In particular, the Dodd-Frank Act could result in the implementation of position limits and additional regulatory requirements on derivative arrangements, which could include new margin, reporting and clearing requirements. In addition, this legislation could have a substantial impact on our counterparties and may increase the cost of our derivative arrangements, if any, in the future.

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

We have an active Board of Directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies. Our Board of Directors works closely with management to identify potential prospects, funding sources, acquisitions and areas for further development. One of our directors has been involved with us since the inception of Hydrocarb Corporation, our wholly-owned subsidiary, and all of our directors have a deep understanding of our operations and culture. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

Our Chief Executive Officer and Chairman and his relatives exercise voting control over the Company.

Kent P. Watts, the Company’s Chief Executive Officer and Chairman beneficially owns approximately 21% of our voting stock; Christopher Watts, the nephew of Kent P. Watts, beneficially owns approximately 28% of our voting stock; and Michael Watts, the brother of Kent P. Watts, and the father of Christopher Watts, beneficially owns approximately 7% of our voting stock. As such, Kent P. Watts and his relatives beneficially own in aggregate approximately 55% of our voting stock.  As a result, Kent P. Watts and his relatives will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Watts and his relatives may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the SEC. Additionally, our officers and directors and significant shareholders are required to file Form 3, 4 and 5’s and Schedule 13-D/g’s with the SEC disclosing their ownership of the Company and changes in such ownership. Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As a result, our management and other personnel are required to devote a substantial amount of time and resources to the preparation of required filings with the SEC and SEC compliance initiatives. Moreover, these filing obligations, rules and regulations increase our legal and financial compliance costs and quarterly expenses and make some activities more time-consuming and costly than they would be if we were a private company. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing has previously revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing, or fracking processes. Our operations could be adversely impacted if we are unable to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations. Currently, the quantity of water required in certain completion operations, such as hydraulic fracturing, and changing regulations governing usage may lead to water constraints and supply concerns (particularly in some parts of the country). Certain western states have recently experienced a drought. As a result, future availability of water from certain sources used in the past may be limited. Moreover, the imposition of new environmental initiatives and conditions could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The federal Clean Water Act, or CWA and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas waste, into navigable waters or other regulated federal and state waters. Permits or other approvals must be obtained to discharge pollutants to regulated waters and to conduct construction activities in such waters and wetlands. Uncertainty regarding regulatory jurisdiction over wetlands and other regulated waters has, and will continue to, complicate and increase the cost of obtaining such permits or other approvals. The CWA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations, and the Federal National Pollutant Discharge Elimination System General permits issued by the EPA, prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into coastal waters. While generally exempt under federal programs, many state agencies have also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. In October 2011, the EPA announced its intention to develop federal pretreatment standards for wastewater discharges associated with hydraulic fracturing activities. If adopted, the pretreatment rules will require coalbed methane and shale gas operations to pretreat wastewater before transferring it to treatment facilities. Some states have banned the treatment of fracturing wastewater at publicly owned treatment facilities. There has been recent nationwide concern over earthquakes associated with Class II underground injection control wells, a predominant storage method for crude oil and gas wastewater. It is likely that new rules and regulations will be developed to address these concerns, possibly eliminating access to Class II wells in certain locations, and increasing the cost of disposal in others. Finally, the EPA study noted above has focused and will continue to focus on various stages of water use in hydraulic fracturing operations. It is possible that, following the conclusion of the EPA’s study, the agency will move to more strictly regulate the use of water in hydraulic fracturing operations. While we cannot predict the impact that these changes may have on our business at this time, they may be material to our business, financial condition, and operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells or the disposal or recycling of water will increase our operating costs and may cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, our inability to meet our water supply needs to conduct our completion operations may impact our business, and any such future laws and regulations could negatively affect our financial condition, results of operations and cash flows.

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

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production could adversely affect our business, financial condition and results of operations.

The prices that we will receive for our oil and natural gas production sometimes may reflect a discount to the relevant benchmark prices, such as NYMEX, that are used for calculating hedge positions. The difference between the benchmark price and the prices we receive is called a differential. Increases in the differential between the benchmark prices for oil and natural gas and the wellhead price we receive could adversely affect our business, financial condition and results of operations. We do not have, and may not have in the future, any derivative contracts covering the amount of the basis differentials we experience in respect of our production. As such, we will be exposed to any increase in such differentials.

Our identified drilling locations are scheduled over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our management team has identified and scheduled drilling locations in our operating areas over a multi-year period. Our ability to drill and develop these locations depends on a number of factors, including the availability of equipment and capital, approval by regulators, seasonal conditions, oil and natural gas prices, assessment of risks, costs and drilling results. The final determination on whether to drill any of these locations will be dependent upon the factors described elsewhere in this filing, as well as, to some degree, the results of our drilling activities with respect to our established drilling locations. Because of these uncertainties, we do not know if the drilling locations we have identified will be drilled within our expected timeframe or at all or if we will be able to economically produce hydrocarbons from these or any other potential drilling locations. Our actual drilling activities may be materially different from our current expectations, which could adversely affect our business, financial condition and results of operations.

We may incur losses or costs as a result of title deficiencies in the properties in which we invest.

If an examination of the title history of a property that we have purchased reveals an oil and natural gas lease has been purchased in error from a person who is not the owner of the property, our interest would be worthless. In such an instance, the amount paid for such oil and natural gas lease as well as any royalties paid pursuant to the terms of the lease prior to the discovery of the title defect would be lost.

Prior to the drilling of an oil and natural gas well, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may adversely impact our ability in the future to increase production and reserves. In the future, we may suffer a monetary loss from title defects or title failure. Additionally, unproved and unevaluated acreage has greater risk of title defects than developed acreage. If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss which could adversely affect our business, financial condition and results of operations.

We may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring oil and natural gas properties, we estimate the reserves, future oil and natural gas prices, operating costs, potential environmental liabilities and other factors relating to the properties. However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties we buy. We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not generally perform inspections on every well or property, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with properties we acquire. If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our business, financial condition and results of operations could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations.

The rate of production from our oil and natural gas properties will decline as our reserves are depleted. Our future oil and natural gas reserves and production and, therefore, our income and cash flow, are highly dependent on our success in (a) efficiently developing and exploiting our current reserves on properties owned by us or by other persons or entities and (b) economically finding or acquiring additional oil and natural gas producing properties. In the future, we may have difficulty acquiring new properties. During periods of low oil and/or natural gas prices, it will become more difficult to raise the capital necessary to finance expansion activities. If we are unable to replace our production, our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

The threat and impact of terrorist attacks, cyber-attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

●	our actual or anticipated operating and financial performance and drilling locations, including reserve estimates;
●	quarterly variations in the rate of growth of our financial indicators, such as net income/loss per share, net income/loss and cash flows, or those of companies that are perceived to be similar to us;
●	changes in revenue, cash flows or earnings/loss estimates or publication of reports by equity research analysts;
●	speculation in the press or investment community;
●	public reaction to our press releases, announcements and filings with the SEC;
●	sales of our common stock by us or other shareholders, or the perception that such sales may occur;
●	the limited amount of our freely tradable common stock available in the public marketplace;
●	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;
●	the realization of any of the risk factors presented in this Annual Report;
●	the recruitment or departure of key personnel;
●	commencement of, or involvement in, litigation;
●	the prices of oil and natural gas;
●	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;
●	changes in market valuations of companies similar to ours; and
●	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.

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

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public reporting company, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our Board of Directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
●	maintain various internal compliance and disclosure policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;
●	involve and retain to a greater degree outside counsel and accountants in the above activities;
●	maintain a comprehensive internal audit function; and
●	maintain an investor relations function.

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

We currently have an outstanding Secured Convertible Promissory Note in the amount of $1,730,000, which is convertible into our common stock upon the occurrence of an event of default thereunder and approximately $350,000 outstanding under other notes which are convertible into our common stock in the event we do not repay such notes six months from their issuance date.

On October 19, 2015, and effective October 16, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Note”) to Typenex Co-Investment, LLC (“Typenex”) in the amount of $1,730,000. The Typenex Note is due on April 19, 2016 and no interest accrues on the Typenex Note unless an event of default occurs thereunder. The amounts owed under the Typenex Note were secured by a Stock Pledge Agreement whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman (“CW Navigation”), pledged two million one hundred thousand (2,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Note and related documents. The Typenex Note provides for customary events of default such as failing to timely make payments under the Typenex Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Typenex Note equal to at least three times the number of shares of common stock that could be issuable thereunder at any time (initially 3 million shares), failing to repay all of our currently outstanding variable rate convertible securities within thirty days of the date of the note, failing to repay our senior creditor by the maturity date of the Typenex Note or alternatively, failing to receive the senior lender’s consent to repay the Typenex Note at maturity in cash, and in the event the value of the securities pledged pursuant to the Pledge Agreement (as discussed above) falls below a required value after November 1, 2015, subject where applicable to our ability to cure certain defaults. At any time following an uncured event of default, Typenex has the right to convert any or all of the outstanding principal amount of the note into our common stock. The conversion price of the Typenex Note is 80% of the five lowest closing bid prices of our common stock on the 20 trading days prior to any conversion, provided that if the average of such closing bid prices is below $0.75 per share, the conversion rate is decreased by 5% (to 75%), and provided further that the conversion rate is decreased by an additional 5% if we are not DWAC eligible at any time or DTC eligible at any time (for up to an aggregate of an additional 10% decrease in the conversion rate). Finally, in the event certain defaults (defined as major defaults under the note) occur, the conversion rate may be decreased by up to an additional 15% (an additional 5% decrease in the conversion rate per the occurrence of the first three major defaults). Typenex also has the right upon the occurrence of an event of default to require us to repay in full the amount owed under the note by providing us written notice. Additionally, upon the occurrence of certain events of default as described in the Typenex Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Note. At no time may the Typenex Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us.

Additionally, it is an event of default under the note in the event we fail to repay all of our outstanding variable securities within 30 days of the date of the note (the “Variable Security Payment Date”) or in the event we have any outstanding variable securities after such Variable Security Payment Date.

On November 9, 2015, we sold each of Adar Bays, LLC (“Adar”) and Union Capital, LLC (“Union”), identical 8% Short Term Cash Redeemable Notes (collectively, the “Initial Notes”) in the amount of $208,000 ($416,000 in aggregate). The Initial Notes accrue interest at the rate of 8% per annum and have a two year term. We are required to pre-pay the Initial Notes 180 days after the issuance date (the “Pre-Payment Date”), provided that if we fail to prepay such notes in full on the Pre-Payment Date (or before), the holders thereof have the right to convert the principal and accrued interest owed under such Initial Notes into our common stock at a 40% discount (increasing to 50% if we receive a DTC “Chill” on our common stock or upon the occurrence of certain events of default) to the lowest trading price of our common stock during the 15 trading days prior to conversion. At no time may the Initial Notes be converted into shares of our common stock if such conversion would result in the applicable holder and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

On November 9, 2015, we sold JSJ Investments Inc. (“JSJ”) an 8% Short Term Cash Redeemable Note (the “JSJ Note”) in the principal amount of $350,000. The JSJ Note accrues interest at the rate of 8% per annum and is payable on demand by JSJ at any time after November 9, 2016. We may prepay the JSJ note, together with accrued and unpaid interest, at any time prior to the 180th day after the issuance date (the “JSJ Pre-Payment Date”). If we fail to prepay the JSJ Note prior to the JSJ Pre-Payment Date, JSJ has the right to convert the principal and accrued interest owed under such note into our common stock at a 40% discount to the lowest trading price of our common stock during the 15 trading days prior to conversion. At no time may the JSJ Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.9% (which may be increased to 9.99% with written notice from JSJ, provided such increase will not take effect for at least 61 days) of the then outstanding shares of our common stock.

If an event of default occurs under the Typenex Note and Typenex converts such note into common stock or the other notes described above are converted into common stock, the conversion thereof will likely cause the value of our common stock, to decline in value.  Additionally, if sequential conversions of the convertible note and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the convertible notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock. In addition, the common stock issuable upon conversion of the convertible note may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. Upon the occurrence of an event of default, the Typenex Note will be convertible into shares of our common stock and upon our failure to timely repay the other notes, such notes will be convertible into our common stock, at a discount to market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. The issuance of common stock upon conversion of the notes will result in immediate and substantial dilution to the interests of other stockholders since the holders may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such notes. If an event of default were to occur under the Typenex Note we could face significant penalties and liquidated damages, and the conversion of such note or the other notes and sale of shares by the note holders could cause the value our common stock to decline in value or become worthless.

Our Board of Directors can authorize the issuance of additional shares of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of our company more difficult even if it might benefit our shareholders.

Our Board of Directors is authorized to issue 100,000,000 shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. To date we have designated Series A and Series B preferred stock, described in greater detail below under “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Description of Capital Stock”. Additional shares of preferred stock may be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock and preferred stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock and preferred stock shareholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution.

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

Our ability to uplist our common stock to the NYSE MKT or the NASDAQ Capital Market is subject to us meeting applicable listing criteria.

The NYSE MKT and NASDAQ Capital Market, as well as other exchanges, require companies desiring to list their common stock on such exchanges and markets to meet certain listing criteria including total number of stockholders; minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization.  Our failure to meet such applicable listing criteria could prevent us from listing our common stock on such ‘higher’ exchanges or markets. In the event we are unable to uplist our common stock, our common stock will continue to trade on the OTCQB market, which is generally considered less liquid and more volatile than then ‘higher’ exchanges and markets.  Furthermore, the trading in our common stock will likely continue to be subject to the penny stock rules, described in greater detail below under “Trading of our stock may become restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.” Our failure to uplist our common stock could make it more difficult for you to trade our common stock shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to uplist.

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

Our common stock is quoted on the OTCQB Market, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges. Further, our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Rent expense during the years ended July 31, 2015 and 2014 was $175,893 and $186,464, respectively. See Note 13 – Commitments and Contingencies in the attached financial statements for details regarding our commitments related to our future obligations.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding.

Previously, we were subject to Civ. Action No. 4:15-cv-00727, Hydrocarb Energy Corp., et al. v. Vincent Pasquale Scaturro; In the United States District Court for the Southern District of Texas Houston Division. Hydrocarb Energy Corp. was Plaintiff in this action, and had a claim of breach of contract against Mr. Scaturro and an application for preliminary and permanent injunction as a result of Mr. Scaturro’s violation of a Lock Up Leak-Out Agreement executed by the parties on or about December 20, 2014. Specifically, in November 2014, Pasquale V. Scaturro, the Company’s former Chief Executive Officer and Kent P. Watts, the Company’s current Chief Executive Officer and Chairman, entered into a stock purchase agreement, which was amended in December 2014, at which time certain of the adult children of Mr. Watts became party to the agreement.  Pursuant to the agreement, Mr. Watts and his children agreed to sell Mr. Scaturro the outstanding capital stock of a company which they owned which is located in Namibia which owns real estate, in consideration for 475,000 shares of common stock held by Mr. Scaturro (deliverable in tranches between December 2014 and April 2015, of which an aggregate of 75,000 had been delivered as of the date of the lawsuit below) to be transferred to Mr. Watts’ children and a promissory note in the amount of $475,000 payable to Mr. Watts.  Additionally, Mr. Scaturro also entered into a lock-up agreement, whereby he agreed to sell a maximum of 500 shares of the Company’s common stock which he holds or may hold in the future, per day, until the listing by the Company on a national exchange or NASDAQ, and thereafter to sell 5% of the ten day moving volume weighted average of shares per day, during the 24 months following the date of the December agreement. Subsequently, Kent P. Watts assigned his rights under the lock-up agreement to the Company and the lawsuit was filed by the Company seeking damages for Mr. Scaturro’s breach of contract.  In July 2015, the parties entered into a settlement agreement whereby Mr. Scaturro agreed to transfer an aggregate of 2,237,500 shares of our common stock to Kent P. Watts, (of which 300,000 shares will be transferred to Mr. Watts’ legal counsel as part of a contingent settlement of amounts owed to such legal counsel) and an aggregate of 162,500 shares of our common stock to two children of Mr. Watts; Mr. Scaturro retained 307,058 shares (the “Remaining Shares”), all interests held by Mr. Watts’ children in the Namibia company were transferred to Mr. Scaturro, and the consulting agreement which was previously in place between the Company and Mr. Scaturro was terminated.  The parties also agreed to dismiss the lawsuit and cross and counter claims with prejudice and release each other from outstanding claims and causes of actions.  Finally, Mr. Scaturro agreed to sell no more than 500 of the Remaining Shares per day until December 18, 2016. Subsequently the parties dismissed the lawsuit with prejudice as of July 20, 2015.

The General Land Office of the State of Texas (“GLO”) has asserted claims against the Company under various Miscellaneous Easements.  The GLO claims that the Company is obligated to either renew the various Miscellaneous Easements by paying a renewal fee to the GLO, or to remove any pipeline laid in the various Miscellaneous Easements.  The GLO has asserted its claims, and the company has disclaimed any obligations under the various Miscellaneous Easements.  On August 29, 2014, the Company filed a lawsuit in state district court in Chambers County, Texas asking the court to reform an assignment and assumption agreement in the property records of Chambers County.  The Company has been in discussions with the GLO in an attempt to resolve the dispute.  At this time, there is no estimate of loss with respect to this lawsuit.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of July 31, 2015, $150,000 has been recognized and is included in the balance sheet under the caption “Accounts payable and accrued expenses.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol “SGCA” on August 14, 2008. On May 17, 2012, in connection with our name change, our trading symbol changed to “DUMA”. On February 18, 2014, in connection with our name change, our trading symbol again changed to “HECC”.  Currently our common stock is quoted on the OTCQB Market maintained by OTC Markets (the “OTCQB”) under the trading symbol “HECC”.

The following tables set forth the high and low sales price for one share of our common stock, as quoted on the OTCBB, prior to its closure in late 2014, and thereafter on the OTCQB. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The prices below are adjusted for the 1:3 reverse stock split on May 8, 2014. We do not have any securities that are currently traded on any other exchange or quotation system.

Quarter Ended	High	Low

July 31, 2015	$1.62	$0.90
April 30, 2015	$1.46	$0.40
January 31, 2015	$3.25	$0.40
October 31, 2014	$5.37	$2.87

July 31, 2014	$6.00	$3.45
April 30, 2014	$8.85	$4.56
January 31, 2014	$8.10	$5.43
October 31, 2013	$6.75	$5.43

Holders

As of October 31, 2015, we had 125 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of July 31, 2015:

Equity Compensation Plan Information

			Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
			(a)	(b)	(c)

(a)	Equity compensation plans approved by security holders		N/A	N/A	N/A
(b)	Equity compensation plans not approved by security holders
	1.	2013 Stock Incentive Plan	198,334	$7.14	267,744
	2.	Compensation Warrants	978,299	$7.50	N/A
Total			1,176,633		267,744

(1)	Does not include the 2015 Stock Incentive Plan which was approved by the Board of Directors on August 17, 2015 and approved by the stockholders on September 28, 2015, as described below.

2009 Stock Incentive Plan

On May 21, 2009, our Board of Directors authorized and approved the adoption of the 2009 Restated Stock Incentive Plan (the “2009 Plan”), which absorbed and replaced the 2007 Stock Incentive Plan. The purpose of the 2009 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2009 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2009 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2009 Plan. An aggregate of 133,334 of our shares could be issued pursuant to the grant of awards under the 2009 Plan, which was replaced by the 2013 Plan described below.

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

2010 Stock Incentive Plan

During August 2010, the Board of Directors authorized and approved the adoption of the 2010 Stock Incentive Plan (the “2010 Plan”). An aggregate of 66,667 shares of our common stock may be issued under the plan. The purpose of the 2010 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of two or more members of the Board of Directors, which shall determine, among other things, (i) the persons to be granted awards under the 2010 Plan; (ii) the number of shares or amount of other awards to be granted; and (iii) the terms and conditions of the awards granted. The Company may issue restricted shares, options, stock appreciation rights, deferred stock rights, dividend equivalent rights, among others, under the 2010 Plan. An aggregate of 66,667 of our shares could be issued pursuant to the grant of awards under the 2010 Plan, which was replaced by the 2013 Plan described below.

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

2011 Stock Incentive Plan

During April 2011, the Board of Directors authorized and approved the adoption of the 2011 Stock Incentive Plan (the “2011 Plan”). An aggregate of 333,333 shares of our common stock could be issued under the plan, which was replaced by the 2013 Plan described below.

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

2013 Stock Incentive Plan

During February 2013, the Board of Directors authorized and approved the adoption of the 2013 Stock Incentive Plan (the “2013 Plan”). This plan superseded all of the Company’s other previous plans, as described above. An aggregate of 883,333 shares of common stock may be issued under the plan.

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

During the year ended July 31, 2015, we granted options to purchase 25,000 shares of our common stock under the 2013 Plan. During the year ended July 31, 2015, no options to purchase shares of our common stock expired unexercised. As of July 31, 2015, a total of 267,744 shares were available to be issued under the 2013 Plan.

Compensation Warrants

During the year ended July 31, 2015, we granted warrants to purchase 311,632 shares of our common stock. The balance of 666,667 compensation warrants were issued primarily in 2011, at the time of the purchase of the Galveston Bay subsidiary. As of the date of this filing, warrants to purchase 978,299 shares remain outstanding.

2015 Stock Incentive Plan

The Company’s 2015 Stock Incentive Plan (the “2015 Plan”) was approved by the Board of Directors on August 17, 2015 and approved by the stockholders on September 28, 2015.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2015 Plan is one million shares.

The 2015 Plan provides an opportunity for any employee, officer, director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities, subject to any other limitations provided by federal or state securities laws and the terms of the 2015 Plan, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion deems relevant.

The 2015 Plan is administered by either (a) the Compensation Committee of the Company (if designated by the Board of Directors); or (b) the entire Board of Directors of the Company, as determined from time to time by the Board of Directors (the “Administrator”). The Administrator has the exclusive right to interpret and construe the 2015 Plan, to select the eligible persons who will receive an award, and to act in all matters pertaining to the grant of an award and the determination and interpretation of the provisions of the related award agreement, including, without limitation, the determination of the number of shares subject to stock options and the option period(s) and option price(s) thereof, the number of shares of restricted stock or shares subject to stock awards or performance shares subject to an award, the vesting periods (if any) and the form, terms, conditions and duration of each award, and any amendment thereof consistent with the provisions of the 2015 Plan.

Employees, non-employee directors, and consultants of the Company and its subsidiaries are eligible to participate in the 2015 Plan. Incentive stock options may be granted under the 2015 Plan only to employees of our company and its affiliates. Employees, directors and consultants of our company and its affiliates are eligible to receive all other types of awards under the 2015 Plan. The grant of any incentive stock options under the 2015 Plan is subject to the approval of the 2015 Plan by our stockholders within 12 months of the approval of the 2015 Plan by our Board of Directors.

To date, no awards have been granted under the 2015 Plan.

Recent Sales of Unregistered Securities

Other than listed below, we have previously disclosed in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K all unregistered equity securities that we issued during our fiscal year ended July 31, 2015.

On June 28, 2015, after a lengthy negotiation, we entered into a Financial Services Agreement with Geoserve Marketing LLC (“Geoserve”) a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our former Chief Executive Officer and director, and brother to our current Chief Executive Officer, Kent P. Watts, pursuant to which Geoserve agreed to provide investor relations and related services to us for a period of three years in consideration for an aggregate of 850,000 shares of restricted common stock.  The agreement can be terminated by either party with 60 days’ notice after the expiration of six months, provided that the 850,000 shares are deemed earned upon Geoserve’s entry into the agreement.  We were previously party to a consulting agreement with Geoserve in 2011 which had expired as of our entry into the June 2015 agreement.

In connection with the September 28, 2015, designation of our Series B Convertible Preferred Stock, all outstanding Convertible Promissory Notes sold in connection with our offering of “Units”, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000, automatically converted into shares of Series B Convertible Preferred Stock as described below.  The Convertible Notes were convertible into common stock of the Company at any time at the holder’s option at a conversion price of $4 per share, and were automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015.  In connection with such automatic conversion, a total of $3 million in Convertible Notes held by our Chief Executive Officer and Chairman, Kent P. Watts, and a total of $50,000 in Convertible Notes held by David L. Gillespie automatically converted into an aggregate of 3,050 shares of our Series B Convertible Preferred Stock (with Mr. Watts receiving 3,000 shares and Mr. Gillespie receiving 50 shares). We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act, as the security was exchanged by us with our existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

From August to September 2015, the Company sold $1,740,832 in Convertible Subordinated Promissory Notes (including $83,333 in notes sold to Clint Summers who was a director of the Company from September 7, 2015 until his untimely death shortly thereafter; $32,500 in notes sold to Brian Kenny, who is the nephew of the Company’s Chief Executive Officer and Chairman; $100,000 to the Company’s director, S. Chris Herndon; $516,667 to entities owned or controlled by Kent P. Watts, the Company’s Chief Executive Officer and Chairman). The notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of each holder at the beginning of each quarter), provided no principal or interest can be paid in cash until all amounts owed by the Company to its senior lender is paid in full.  In the event the stock interest rate is chosen by the holder, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis.  In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the note.  The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%.  All principal and accrued interest on the notes are convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days.  Any shares of common stock issuable upon conversion of the notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The notes have standard and customary events of default.
In September 2015, the Company issued 1,000,000 shares of restricted common stock to Snap or Tap Productions, LLC in consideration for agreeing to provide two years of public relations and investor awareness services to the Company.
We believe that the issuances described above were exempt from registration pursuant to (a) Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”); or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder.  With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were all privately negotiated, and none involved any kind of public solicitation. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. All recipients confirmed their status as “accredited investors”.

As described below under “Item 9B. Other Information”, in November 2015, we sold $416,000 in Initial Notes and $416,000 in Second Notes; and the JSJ Note, all of which notes are convertible into our common stock pursuant to the applicable terms of such notes. We believe that the sale of the notes were exempt from registration pursuant to (a) Section 4(a)(2) of the Securities Act; or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were all privately negotiated, and none involved any kind of public solicitation. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. All recipients were “accredited investors”.

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

The presence of the persons entitled to vote at least one-third (1/3) of the outstanding shares of voting stock entitled to vote on a matter before the stockholders constitutes a quorum.

The affirmative vote of a majority of the shares present in person or represented by proxy at the meeting and entitled to vote on the matter and represented at a meeting at which a quorum is present constitute an act of the stockholders, except for the election of directors, who are appointed by a plurality of the shares entitled to vote at a meeting at which a quorum is present.

Preferred Stock

Effective September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to (1) affect an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 1,000,000,000 shares; (2) affect an amendment to the Company’s Articles of Incorporation to authorize 100,000,000 shares of “blank check” preferred stock (the “Blank Check Preferred Amendment”); (3) designate 10,000 shares of Series A 7% Convertible Voting Preferred Stock (the “Series A Amendment”); and (4) designate 35,000 shares of Series B Convertible Preferred Stock (the “Series B Amendment”), each of which amendments were approved by the stockholders of the Company at the annual meeting of stockholders held on September 28, 2015.  Previously effective on September 21, 2015, the Company filed a Certificate of Correction with the Secretary of State of Nevada, which cancelled and rescinded in its entirety, the previously filed Series A 7% Convertible Voting Preferred Stock designation filed by the Board of Directors without stockholder approval on December 2, 2013.

Pursuant to the Blank Check Preferred Amendment, up to 100,000,000 shares of preferred stock of the Company may be issued from time to time in one or more series, each of which will have such distinctive designation or title as may be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. Preferred stock will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.

Series A Preferred Stock

Pursuant to the Series A Amendment, the Company designated 10,000 shares of Series A 7% Convertible Voting Preferred Stock, which has a stated value of $400 per share, pays dividends at 7% per annum, is convertible into the Company’s common stock (together with accrued and unpaid dividends), at a holder’s option, at a conversion rate of $6.00 per share, and is neither redeemable nor callable. The designation provides that the Series A Preferred stockholders may vote their common stock equivalent voting power (i.e., the number of shares of common stock which the Series A Preferred stock shares convert into). As described in greater detail in the Company’s Definitive Schedule 14A Proxy Statement filed with the SEC on August 18, 2015, the (“Proxy”), the approval of the Series A Amendment was only to ratify the effect of certain prior transactions, and the Company has no outstanding Series A Preferred Stock and no current plans to issue Series A Preferred Stock at this time.

Series B Preferred Stock

Pursuant to the Series B Amendment, the Company designated 35,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a face value of $1,000, and accrues a quarterly dividend (based on each calendar quarter), beginning on the first day of the first full month following the initial issuance date of the Series B Convertible Preferred Stock, equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”) multiplied by the face value (provided that the interest rate for the first quarter after issuance is 7% per annum). Until the end of the third calendar quarter following the initial issuance date (the “Accrual Period”), dividends accrue and are paid in additional shares of Series B Convertible Preferred Stock based on the face value of the Series B Convertible Preferred Stock (provided that any dividends representing less than the face value accrue until the next period (if they then total the face value of one share of Series B Convertible Preferred Stock) or the end of the Accrual Period when they are payable in cash). Any dividends not paid when due accrue interest at the rate of 12% per annum until paid in full. The Series B Convertible Preferred Stock has the right to participate in dividends and other non-stock distributions of the Company as if such Series B Convertible Preferred Stock had previously been converted into common stock. The Series B Convertible Preferred Stock contains a liquidation preference equal to its face value, which takes priority over the securities of the Company other than, the Series A Preferred Stock, amounts owed by the Company to Shadow Tree Capital Management, LLC, and other lenders under the Company’s senior credit facility, as well as any future debt used to refinance, repay or supplement the senior credit facility, capital leases, senior debt in place as of the original issuance date of the Series B Convertible Preferred Stock and any other securities which the Company may determine to provide first priority interests to in the event of a liquidation of the Company, provided that the Series B Convertible Preferred Stock shall always have a liquidation preference over the common stock.

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

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2015 and 2014; and (ii) the section entitled “Business”, each included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Executive Summary

The following table shows the comparison for the last two years in certain key areas. Our focus, managerially, is on building revenue and cash flow. Our acquisition strategy will be driven by these same two criteria. We believe that shareholder returns and value will be most enhanced, at least in the short term, by focusing on increasing both revenue and cash flow.

	2015	2014

Revenue	$3,941,541	$5,065,096
Cash provided by (used in) operations	$3,088,113	$(456,658)
Total assets	$31,134,501	$25,732,155
Net loss attributable to the Company	$(12,628,018)	$(6,549,322)
Total stockholders' (deficit) equity	$(1,088,622)	$9,924,116

Recent Highlights:

●	Completed first phase of multi-well development program in Galveston Bay.
●	Made additional infrastructure improvements to assure limited downtime over winter months.
●	Completed negotiations for continued operations of Red Fish Reef Field.
●	Began significant capital and equity raise program.
●	Negotiated drilling contract as operator of new well.

Near Term Focus and Plans:

●	Continue multi-well development program in Galveston Bay, Texas to enhance production, cash flow and reserves.
●	Seek new partner to assist in financing new 2-D seismic acquisition program in Namibia.
●	Add new independent directors that can enhance our growth opportunities and expand the Company’s influence.
●	Up-list to either NASDAQ or NYSE MKT stock markets to maximize liquidity and access to capital, contingent on meeting uplisting criteria.

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

In Namibia, Africa, we plan to interpret the newly acquired aerial gravity magnetic survey data and develop the acquisition plan for new 2-D seismic data over the concession. This will include seeking a new partner that will, at least partially, carry us through the seismic acquisition program. 3-D seismic will later be utilized for those identified structures which appear most prospective. Drilling of the first well is several years away. In the meanwhile, our goals are to increase the value and decrease the risk profile of our concession acreage in Namibia.

In September 2014 our CEO traveled to Abu Dhabi, United Arab Emirates (“UAE.”) and met with the board of directors of our subsidiary Otaiba Hydrocarb LLC. His goal was to proceed with oil company registration work that would allow the company to receive bids on oilfield services work with the hopes of developing a profitable business as has been the plan since the subsidiary was established. Instead of being able to proceed with the business plan, the partner in the UAE made it clear that they wanted more control over management of the subsidiary while still requiring us to fund ongoing expenses. This created an impasse between our partners and us. Together with consideration for the severe drop in oil prices, the board of directors made the decision to cease operations in the UAE in favor of our focus for oilfield services to be developed domestically. Thus, during the quarter ended April 30, 2015, the decision was made to close the office in the UAE and not to continue its operations, thereby reducing cash expense obligations that we have had in the past but no longer have. All expenses of operating there have been realized on an ongoing basis so the accounting effect of this shutdown is nil and immaterial.

Our plan of operations over the next twelve months is to increase cash flow upon one or more of the following occurring:

1.            Continue to receive payments on the two receivables for Company common stock;
2.            Raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner;
3.            Release restricted cash from the State Bonding requirement, as shut-in wells are brought back into production and/or as wells are plugged;
4.            Continue to enhance production from our four production oil and gas fields in Galveston Bay; and
5.            Raising capital through the issuance of additional equity or debt securities.

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

Results of Operations

The following table sets out our consolidated losses for the periods indicated:

	Years Ended July 31,		Increase /	Percentage
	2015	2014	(Decrease)	Change

Revenues	$3,941,541	$5,065,096	$(1,123,555)	(22)%

Operating expenses
Lease operating expense	4,762,854	4,913,313	(150,459)	(3)%
Depreciation, depletion, and amortization	945,207	910,837	34,370	4%
Accretion	993,579	1,043,928	(50,349)	(5)%
Consulting fees - related party	1,037,000	6,754	1,030,246	15,254%
General and administrative expense	4,985,879	4,585,450	400,429	9%
Total operating expenses	12,724,519	11,460,282	1,264,237	11%
Loss from operations	(8,782,978)	(6,395,186)	(2,387,792)	37%

Consulting and other income (expense)	(194,827)	23,134	(217,961)	(942)%
Interest expense, net	(2,401,236)	(132,955)	(2,268,281)	(1,706)%
Loss on derivative warrant liability	(1,214,806)	-	(1,214,806)	(100)%
Loss on disposal of assets	(625)	(23,990)	23,365	97%
Foreign currency transaction (loss)	(34,851)	(21,253)	(13,598)	(64)%
Net loss before income taxes	(12,629,323)	(6,550,250)	(6,079,093)	(93)%

Income tax provision	-	(4,599)	4,599	100%
Net loss	(12,629,323)	(6,554,849)	(6,074,474)	(93)%

Less: Net loss attributable to non-controlling interests	(1,305)	(5,527)	4,222	76%
Net loss	(12,628,018)	(6,549,322)	(6,078,696)	(93)%

We recorded a net loss attributable to Hydrocarb Energy Corp. after dividends of $12,628,018, or $(0.60) per basic and diluted common share, during the fiscal year ended July 31, 2015, as compared to $6,549,322, or $(0.43) per basic and diluted common share, during the fiscal year ended July 31, 2014.

The changes in results were predominantly due to the factors below:

●	Revenues decreased from $5,065,096 in the prior year to $3,941,541 in the current year, a decrease of $1,123,555 or 22%. Of the total revenue decrease $1,878,361 was due to lower oil and gas prices in 2015 compared to 2014, offset by an increase in revenue due to higher volume of $756,723. Oil pricing decreased by 65% in 2015 to an average of $62.34 per barrel, while gas prices decreased by 29% to $3.12 per Mcf, as a result of market pricing.
●	Lease operating expenses decreased from $4,913,313 in the prior year to $4,762,854 in the current year, a decrease of $150,459 or 3%. This decrease was primarily due to lower production taxes as a result of lower revenues in the current year.
●	Accretion expense decreased from $1,043,928 in the prior year to $993,207, a decrease of $50,349 in the current year as a result of ARO costs adjustments.
●	Depreciation, depletion, and amortization increased from $910,837 in the prior year to $945,207 in the current year, an increase of $34,370. This increase was due to higher production in the current year versus the same period of last year.
●	Consulting fees – related party in 2014 pertained to warrants granted as compensation to a company for investor relations and public relations services. This company is a related party, as it is controlled by Michael Watts, the father-in-law of our former CEO, Jeremy Driver, and brother of our current CEO. The warrant grant occurred in April 2011 and consisted of immediately vesting warrants and warrants that vest in accordance with a market condition. The warrants that vested immediately were valued using the Black-Sholes option pricing method and the expense was recognized on the vesting date. The warrants with a market condition were valued using a lattice model and the expense was amortized over the service period, which was completed during the first quarter of fiscal year 2014.
●	General and administrative expenses increased from $4,585,450 in the prior year to $4,985,879 in the current year, an increase of $355,025 or 9%. This increase was the result of higher professional fees in the prior year offset by lower compensation expense as a result of staff reduction in the current year.
●	Consulting and other income primarily represents income earned for geological consulting services and asset acquisition consulting. This item decreased from $171,697 in the prior year to $23,134 in the current year. The decrease was due to the completion of the consulting project at HCN.
●	Change in the fair value of the derivative resulted in a loss of $1,214,806 during the year ended July 31, 2015.
●	Interest expense increased from $132,955 in the prior year to $2,401,236 in the current year as a result of additional borrowing in the current year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as follows:

	2015	2014

Cash and cash equivalents	$229,512	$144,258
Restricted cash	$12,488,755	$6,877,944
Working capital (deficit)	$(17,108,658)	$(3,566,332)

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

Pursuant to the Credit Agreement, we had the right, at any time prior to the one year anniversary of the Credit Agreement, to borrow up to an additional $1,000,000 under the Credit Agreement (the “Additional Loan”), subject to certain pre-requisites and requirements as set forth in the Credit Agreement, including, but not limited to us raising $750,000 through the sale of equity subsequent to the closing of the transactions contemplated by the Credit Agreement (which we agreed to obtain within 150 days of the date of the Credit Agreement). We also agreed to pay a 2% Structuring Fee on the Additional Loan. The proceeds of the Additional Loan could only be used for the Oil and Gas Activities.  No Additional Loan was made under the terms of the Credit Agreement prior to the date of the Restated Credit Agreement (as described below).

The amount owed pursuant to the Notes (and any amount borrowed pursuant to the Additional Loan) is guaranteed by our wholly-owned subsidiary, Hydrocarb Corporation (“HCN”) and its subsidiaries, and our other wholly-owned subsidiaries and is secured by a first priority security interest in substantially all of our assets (including, but not limited to the securities of our subsidiaries and HCN and its subsidiaries) evidenced by a Guarantee and Collateral Agreement, various pledge agreements and a deed of trust providing the Agent, as agent for the Lenders, a security interest over our oil and gas assets and rights.

The Notes did not accrue any interest for the first nine months after their issuance date (August 15, 2014), provided thereafter they were to accrue interest at the rate of (a) 16% per annum where the average net monthly oil and gas production revenues of Galveston Bay Energy LLC, our wholly-owned subsidiary, for the trailing three month period (the “Trailing Three Month Revenues”) was less than $900,000; or (b) 14% per annum, where the Trailing Three Month Revenues were equal to or greater than $900,000, payable monthly in arrears through the maturity date of such Notes, August 15, 2016.

Pursuant to the Credit Agreement, we agreed to issue the Lenders their pro rata share of (a) 60,000 restricted shares of common stock on the effective date of the Credit Agreement, August 15, 2014 (the “Effective Date”); (b) 32,500 restricted shares in the event any amount of the Loans (or other obligations outstanding under agreements entered into in connection with the Loans, the “Loan Documents”) were outstanding on the 12 month anniversary of the Effective Date; (c) 32,500 restricted shares in the event any amount was outstanding under the Loan Documents on the 18 month anniversary of the Effective Date; and (d) 25,000 restricted shares in the event any amount was outstanding under the Loan Documents on the 21 month anniversary of the Effective Date. The shares were to be issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances.

Effective June 10, 2015, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Agent and Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP, as lenders (collectively, the “Lenders”), which amended and restated in its entirety the Credit Agreement, which was previously amended on February 17, 2015.

The Restated Credit Agreement, increased the amount of interest due on additional loans made pursuant to the terms of the Restated Credit Agreement (provided that no additional loans were made under the credit agreement prior to the additional loans made in connection with the Restated Credit Agreement as discussed below) to 16% per annum (from 14% per annum pursuant to the prior terms); accelerated the maturity date of amounts borrowed from the Lenders under the credit agreement to November 30, 2015 (previously amounts borrowed were due August 15, 2016); provided for the Lenders to make additional loans of $475,632 (less an aggregate of $73,023 in fees and expenses, not including placement and other fees totaling 6% of the amount borrowed) as of the date of the Restated Credit Agreement, which loans have been made to date; removed the right of the Company to request further loans under the credit agreement; provided for the payment to the Lenders of an exit fee in the amount of 4% of the amount repaid under the Restated Credit Agreement, if repaid in full prior to July 31, 2015 (which amount was not repaid in full), and 5% of such repaid amount if repaid after July 31, 2015; provided for the immediate issuance of an aggregate of 32,500 shares of the Company’s restricted common stock to the Lenders and the termination of any other requirements of the Company to issue additional shares to the Lenders pursuant to the terms of the credit agreement (previously 32,500 shares were due on the 18 month anniversary of the original closing and 25,000 shares were due on the 21 month anniversary of the original closing); required us to make all contractually required payments to Linc Energy LLC and make all necessary payments to and take or cause to be taken all other commercially reasonable actions to cause the Redfish Reef field to be both producing and distributing meaningful quantities of oil and gas no later than July 15, 2015, subject to circumstances beyond our control; modified certain of the covenants described in the Credit Agreement; waived, effective as of the date of the Restated Credit Agreement all previous defaults which the Lenders had notice of under the original Credit Agreement; and effected various non-material revisions and updates to the original Credit Agreement.

In connection with the amendments to the original Credit Agreement discussed above, we also entered into a First Amendment to Stock Grant Agreement and additional promissory notes evidencing the additional loan described above in the aggregate amount of $475,632 with the Lenders (the “Additional Notes”).

The Restated Credit Agreement contains customary representations, warranties, covenants and requirements for the Company to indemnify the Lenders, Agent and their affiliates. The Restated Credit Agreement also includes various covenants (positive and negative) binding upon the Company (and its subsidiaries), including but not limited to, requiring that the Company comply with certain reporting requirements, and provide notices of material corporate events and forecasts to Agent, and prohibiting us from (i) incurring any additional debt; (ii) creating any liens; (iii) making any investments; (iv) materially changing our business; (v) repaying outstanding debt; (vi) affecting a business combination, sale or transfer; (vii) undertaking transactions with affiliates; (viii) amending our organizational documents; (ix) forming subsidiaries; or (x) taking any action not in the usual course of business, in each case except as set forth in the Restated Credit Agreement.

The Restated Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including, but not limited to, if any breach or default occurs under the Loan Documents, the failure of the Company to pay any amount when due under the Loan Documents, if the Company (or its subsidiaries) is subject to any judgment in excess of $250,000 which is not discharged or stayed within 30 days, or if a change in control of the Company, any subsidiary or any guarantor should occur, defined for purposes of the Restated Credit Agreement as any transfer of 25% or more of the voting stock of such entity.

Our plan of operations over the next twelve months is dependent, at least in part, upon one or more of the following occurring:

●	Raising capital through the sale of equity or debt;
●	Raising capital through the sale of working interests in our producing properties;
●	Borrowing money from lenders to perform the work;
●	Freeing up previously restricted cash (State bonding requirement) as shut-in wells are brought back into production and/or as wells are plugged; and
●	Performing work one project at a time (capital permitting) and using the increased cash flow to fund the next projects.

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

Convertible Notes

During the year ended July 31, 2015 and subsequently, the Company sold various convertible notes and promissory notes, the terms and conditions of which are described in greater detail in the footnotes to the Company’s consolidated financial statements for the years ended July 31, 2015 and 2014, which are included herein under “Item 8. Financial Statement and Supplemental Data”, under Note 7 – Notes Payable and Note 16 – Subsequent Events.

Net Cash Provided by (Used in) Operating Activities

For the year ended July 31, 2015, net cash used in operating activities was $3,088,113 compared to net cash used in operating activities of $456,658 for the year ended July 31, 2014. The primary items contributing to net cash used in operating activities for the year ended July 31, 2015, were the net loss of $12 million and the $1.8 million change in asset retirement obligation, offset by $1.2 million of amortization of debt discount, $1.5 million of share based compensation, $1.2 million of loss on debt settlement and $1.2 million of change in derivative liabilities.

Net Cash Used in Investing Activities

For the year ended July 31, 2015, we used cash of $2,298,522 in investing activities compared to using cash in investing activities of $554,678 for the year ended July 31, 2014. The use of cash in 2015 consisted primarily of purchase of oil and, gas properties totaling $2,412,651, offset by the use of restricted cash of $113,217. Cash used in investing activities during fiscal 2014 consisted primarily of investment in oil and gas assets totaling $1,052,679 and the purchase of property and equipment of $169,794, offset by the proceeds from the sale of oil and gas properties of $625,000.

Net Cash Provided by Financing Activities

Financing activities during the year ended July 31, 2015 provided cash of $5,471,889 compared to $800,765 provided in the prior year. The primary provider of cash in the current year was the net proceeds from borrowings. In the prior year the primary factor was the net proceeds from borrowings from related parties and proceeds from collections on receivable from a stock sale.

Critical Accounting Policies

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the SEC. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Oil and Natural Gas Properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the SEC. Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center. Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. During the years ended July 31, 2015 and 2014, the ceiling exceeded the net book value of the property and it was not necessary to record an impairment charge.

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

The following table sets forth the changes in the fair value measurement of our Level 3 derivative warrant liability as follows:

As of July 31,	2015	2014

Beginning of period	$-	$-
Initial fair value of derivative liability	792,329	-
Unrealized loss on changes in fair value of derivative liability	2,144,712	-
Fair value of derivative liabilities on repayment of debt	(935,907)	-
End of period	$2,001,134	$-

The unrealized loss on changes in fair value was recorded as increase in the derivative liability and as an unrealized loss on the change in fair value of the liability in our statement of operations.

As additional consideration for the loan evidenced by the Typenex Convertible Note, we granted Typenex a five year warrant (the “Typenex Warrants”) to purchase shares of our common stock equal to $87,500 divided by the Market Price. The Market Price is defined as a Conversion Factor (70%-80%) multiplied by the average of the five (5) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. The warrants had an initial exercise price of $2.25 per share, and were initially exercisable for 38,889 shares of common stock.

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”). Under the terms of the agreement, the Company granted warrants to purchase 400,000 shares of common stock that have a market condition. If the Company’s common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If the Company’s common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”).

As of each of these expiration dates, the fair value of the warrant was determined for a final mark to market adjustment and the outstanding warrant derivative liability was reclassified to additional paid-in capital, as the warrants were no longer derivatives.

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

See Note 1 of our Consolidated Financial Statements for our year ended July 31, 2015 for a summary of other significant accounting policies.

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

HYDROCARB ENERGY CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hydrocarb Energy Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hydrocarb Energy Corp. and its subsidiaries (collectively, the “Company”) as of July 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hydrocarb Energy Corp. and its subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
November 13, 2015

HYDROCARB ENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	July 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$229,512	$144,258
Oil and gas revenues receivable	219,676	372,120
Accounts receivable - related party	-	58,014
Other current assets	526,056	446,320
Other receivables, net	101,334	38,455
Total current assets	1,076,578	1,059,167

Oil and gas properties, accounted for using the full cost method of accounting Evaluated property, net of accumulated depletion of $4,381,912 and $3,491,420, respectively; and accumulated impairment of $373,335 and $373,335, respectively	14,823,669	15,288,370
Unevaluated property	2,260,912	2,119,769
Restricted cash	12,488,755	6,877,944
Other assets	373,877	219,942
Property and equipment, net of accumulated depreciation of $190,971 and $135,590, respectively	110,710	166,963
TOTAL ASSETS	$31,134,501	$25,732,155

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,732,664	$2,795,675
Short term notes payable, net of discount $655,927 and $0	4,719,284	334,688
Convertible short term related party note, net of discount $191,385 and $0	1,365,899	-
Convertible short term related party note, net of discount of $7,262 and $0	342,738	-
Asset retirement obligation – short term	25,000	1,133,690
Derivative Liability	2,001,134	-
Advances	5,919,932	195,904
Due to related parties	78,585	165,542
Total current liabilities	18,185,236	4,625,499

Convertible notes payable, net of discount $81,782 and $0	374,053	-
Convertible notes payable - related party, net of discount $734,024 and $0	2,265,976	-
Notes payable - related party	600,000	600,000
Asset retirement obligation – long term	10,797,858	10,582,540
Total liabilities	32,223,123	15,808,039

Stockholders' Equity (Deficit):
Common stock: $001 par value; 1,000,000,000 shares authorized; 23,001,589 and 21,081,602 shares issued and outstanding as of July 31, 2015 and 2014, respectively	23,002	21,082
Receivable for common stock	(413,898)	(2,184,879)
Additional paid-in capital	82,072,483	82,228,799
Accumulated deficit	(82,734,369)	(70,106,351)
Total stockholders' (deficit) equity	(1,052,782)	9,958,651
Non-controlling interests	(35,840)	(34,535)
Total equity (deficit)	(1,088,622)	9,924,116
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$31,134,501	$25,732,155

The accompanying notes are an integral part of these consolidated financial statements.

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2015	2014

Revenues	$3,941,541	$5,065,096
Operating expenses
Lease operating expense	4,762,854	4,913,313
Depreciation, depletion, and amortization	945,207	910,837
Accretion	993,579	1,043,928
Consulting fees - related party	1,037,000	6,754
General and administrative expense	4,985,879	4,585,450
Total operating expenses	12,724,519	11,460,282

Loss from operations	(8,782,978)	(6,395,186)

Consulting and other income (expense)	(194,827)	23,134
Interest expense, net	(2,401,236)	(132,955)
Loss on derivatives	(1,214,806)	-
Loss on disposal of assets	(625)	(23,990)
Foreign currency transaction (loss)	(34,851)	(21,253)

Net loss before income taxes	(12,629,323)	(6,550,250)
Income tax provision	-	(4,599)

Net loss	(12,629,323)	(6,554,849)

Less: Net loss attributable to non-controlling interests	(1,305)	(5,527)
Net loss attributable to Hydrocarb Energy Corp.	(12,628,018)	(6,549,322)

Basic and diluted loss per common share:	$(0.60)	$(0.43)

Weighted average shares outstanding (basic and diluted)	21,184,600	15,150,782

The accompanying notes are an integral part of these consolidated financial statements.

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Non Controlling	Stock Subscription	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Interest	Receivable	Deficit	(Deficit)
Balance, July 31, 2013	4,225	$1,690,000	4,427,071	$4,427	$75,137,401	$(822,250)	$(29,008)	$-	$(63,522,775)	$12,457,795
HCN issuance of common stock			8,396,667	8,397	22,674					31,071
Issuance of HCN preferred stock to settle debt and accounts payable	3,963	1,585,200								1,585,200
Dividend on HCN preferred stock									(34,254)	(34,254)
HCN preferred stock Cancellation	(8,188)	(3,275,200)			3,275,200					-
Stock issued to employees and directors			167,904	168	813,659					813,827
Common stock issued to settle debt			619,960	620	3,588,947	(3,589,567)				-
HCN sale of HEC stock for receivable					(1,551,938)	4,411,817		(2,859,879)		-
Amortization of fair value of stock options					943,572					943,572
Warrants granted to related party					6,754					6,754
HEC Common stock issued to satisfy contingently-issued rights from NEI Acquisition			7,470,000	7,470	(7,470)					-
Collections on Stock Subscription Receivable								675,000		675,000
Net loss attributable to HEC									(6,549,322)	(6,549,322)
Net loss attributable to noncontrolling interest							(5,527)			(5,527)
Restated Balance, July 31, 2014	-	-	21,081,602	21,082	82,228,799	-	(34,535)	(2,184,879)	(70,106,351)	9,924,116
Preferred Stock Exchange for unit offering with related party			750,000	750	(2,058,730)					(2,057,980)
Unit Offering			12,500	12	12,488					12,500
Stock for services			200,000	200	388,500					388,700
Stock for services with related party			850,000	850	1,036,150					1,037,000
Stock issued with debt			92,500	93	280,392					280,485
Amortization of fair value of stock options					112,500					112,500
Correction of Stock issued for Directors			(790)	(1)	(2,725)					(2,726)
Share cancellation			(22,931)	(23)	23					-
Stock issued for Director Compensation			16,674	17	27,649					27,666
Shares issued for Settlement			22,034	22	64,978					65,000
Tainting of derivative warrants					(17,541)					(17,541)
Non-controlling interest							(1,305)			(1,305)
Cash received on stock subscription receivable								531,000		531,000
Settlement on stock subscription receivable								1,239,981		1,239,981
Net Loss									(12,628,018)	(12,628,018)
Balance at July 31, 2015			$23,001,589	$23,002	$82,072,483	$-	$(35,840)	$(413,898)	$(82,734,369)	$(1,088,622)

The accompanying notes are an integral part of these consolidated financial statements.

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,629,323)	$(6,554,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	945,207	910,837
Accretion	993,579	1,043,928
Amortization of debt discount	1,236,638	-
Loss on disposal of assets	625	23,990
Change in allowance for doubtful accounts	-	11,948
Warrants granted to related party	-	6,754
Share based compensation	1,563,140	1,757,399
Loss on settlement shares	65,000	-
Loss on one-time interest fee	40,000	-
Loss on early payment penalty	69,643	-
Amortization on debt issuance cost	285,036	-
Settlement of dividend with related party	327,879	-
Loss on debt settlement of stock subscription receivable	1,239,981	-
Change in derivative liabilities	1,214,806	-

Changes in operating assets and liabilities:
Accounts receivable	48,281	353,571
Other receivables	41,285	262,594
Accounts receivable - related party	58,014	143,270
Other assets	171,613	263,510
Accounts payable and accrued expenses	1,368,424	184,900
Accounts payable related party	(86,957)	1,244,054
Advances	-	15,100
Settlement of asset retirement obligation	(40,984)	(123,664)
NET CASH (USED IN) OPERATIONS	(3,088,113)	(456,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(2,412,651)	(1,052,679)
Purchases of property and equipment	-	(169,794)
Proceeds from sale of oil and gas properties	912	625,000
Change in restricted cash	113,217	42,795
CASH USED IN INVESTING ACTIVITIES	(2,298,522)	(554,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(527,828)	(471,052)
Proceeds from note payable to related party	316,917	600,000
Proceeds from collections on receivable for stock sale	531,000	675,000
Proceeds from Subscription Unit	50,000	-
Proceeds from borrowings	5,101,800	-
Proceeds from HCN issuance of common stock	-	31,071
Dividend on HCN preferred stock	-	(34,254)
CASH PROVIDED BY FINANCING ACTIVITIES	5,471,889	800,765

NET CHANGE IN CASH AND CASH EQUIVALENTS	85,254	(210,571)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144,258	354,829

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$229,512	$144,258

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$10,000
Interest	$267,457	$21,497

NONCASH INVESTING AND FINANCING ACTIVITIES
Asset retirement obligation sold	$-	$33,195
Asset retirement obligations revisions	$(1,845,967)	$(104,237)
Restricted Cash	$5,724,028	$-
Note payable for prepaid insurance	$309,212	$403,104
Discount from derivatives	$768,787	$-
Tainted warrant liability	$17,541	$-
Settlement of HCN debt with HCN preferred stock	$-	$1,585,200
Common stock exchanged for HCN common stock for acquisition of HCN	$-	$8,397
Receivable for common stock - related party	$-	$1,000,000
Receivable for common stock - related party	$-	$1,859,879
Common stock issued to satisfy contingently issuable shares from 2012 acquisition of Namibia Exploration, Inc.	$-	$7,410
Unit Offering to Related Party	$(2,057,980)	$-
Value of shares issued to lenders as part of debt financing	$280,485	$-
Note payable for legal fees	$442,784	$-
Debt issue cost paid directly by lender	$335,538	$-
Original issue discount on notes payable	$749,146	$-

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

On April 4, 2012, we completed a one new share for twenty-five old share (1:25) reverse stock split and as a result our authorized capital decreased from 500,000,000 shares of common stock to 20,000,000 shares of common stock. Also, effective April 4, 2012, we changed our name to “Duma Energy Corp.” Effective May 16, 2012, we increased our authorized capital from 20,000,000 shares to 500,000,000 shares of common stock. Effective November 29, 2013, the Company increased the number of its authorized shares of common stock from 500,000,000 to 1,000,000,000 shares of common stock.  Effective February 18, 2014, we changed our name from Duma Energy Corp. to Hydrocarb Energy Corp. Effective May 8, 2014, we effected a 1:3 reverse split of our authorized common stock and a corresponding 1:3 reverse split of our outstanding common stock. All share and per share amounts for all periods in this report have been retroactively restated to reflect the reverse split.

Effective September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to (1) affect an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 1,000,000,000 shares; (2) affect an amendment to the Company’s Articles of Incorporation to authorize 100,000,000 shares of “blank check” preferred stock (the “Blank Check Preferred Amendment”); (3) designate 10,000 shares of Series A 7% Convertible Voting Preferred Stock (the “Series A Amendment”); and (4) designate 35,000 shares of Series B Convertible Preferred Stock (the “Series B Amendment”), each of which amendments were approved by the stockholders of the Company at the Annual Meeting of Shareholders of the Company held on September 28, 2015.  Previously, effective on September 21, 2015, the Company filed a Certificate of Correction with the Secretary of State of Nevada, which cancelled and rescinded in its entirety, the previously filed Series A 7% Convertible Voting Preferred Stock designation filed by the Board of Directors without stockholder approval on December 2, 2013.

Our common stock is quoted under the symbol “HECC” on the OTCQB Market.

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

As of July 31, 2015, we maintain developed and undeveloped acreage offshore in Texas. As of July 31, 2015, we were producing oil and gas from our working interest in four offshore fields in Galveston Bay, Texas. During September 2012, we acquired, through the acquisition of Namibia Exploration Inc., a 39% non-operated working interest in a concession located onshore in Namibia, Africa. During December 2013, with our acquisition of Hydrocarb Corporation, we acquired a 51% working interest in this onshore Namibia, Africa concession and now own a 90% working interest (100% cost responsibility) in the Namibia, Africa concession.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc. (“Penasco”), a Nevada corporation, (ii) Galveston Bay Energy, LLC (“GBE”), a Texas limited liability company, (iii) SPE Navigation I, LLC, a Nevada limited liability company (“SPE”), (iv) Namibia Exploration, Inc. (“NEI”), a Nevada corporation, (v) Hydrocarb Corporation, a Nevada corporation (“HCN”), (vi) Hydrocarb Texas Corporation, a Texas corporation, and (vii) Hydrocarb Namibia Energy (Pty) Limited (“Namibia”), a company chartered in the Republic of Namibia. In addition, we own 95% of the issued and outstanding share capital of Otaiba Hydrocarb LLC (“Otaiba”), a United Arab Emirates (UAE) limited liability corporation. The accompanying consolidated financial statements include the accounts of the entities noted above. All significant intercompany accounts and transactions have been eliminated in consolidation.

The acquisition of HCN, an entity under common control, on December 9, 2013 (See Note 2 – HCN Acquisition) has resulted in a change in the reporting entity. The consolidated financial statements presented for the periods subsequent to the acquisition include the accounts of HCN and its subsidiaries. As the Company and HCN are under the common control of same shareholder group, the acquired assets and liabilities were recorded at the historical carrying value and the consolidated financial statements were retroactively restated to reflect the Company as if HCN had been owned since the beginning of the earliest period presented.

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

Restricted cash

Restricted cash consists of two components. The first is certificates of deposit that have been posted as collateral for letters of credit supporting bonds guaranteeing remediation of our oil and gas properties in Texas and escrow funds deposited directly with regulatory authorities. As of July 31, 2015 and 2014, restricted cash totaled $6,771,781 and $6,877,944, respectively. The second component represents pass through funds for which the Company is the operator of a to-be drilled well. As of July 31, 2015 and 2014, this component totaled $5,716, 974 and $0, respectively.

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

We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2015 and 2014, we have reserved $78,242 and $70,742 respectively, for potentially uncollectable other receivables.

Available for sale securities

We invest in marketable equity securities which are classified as available for sale. The first in first out method is used to determine the cost basis of our equity securities sold. Available-for-sale securities are marked to market based on the fair values of the securities determined in accordance with ASC Section 820 (Fair Value Measurement), with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (loss). The Company does not own any marketable securities as of July 31, 2015 and July 31, 2014.

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

For the year ended July 31, 2015, 88% of our revenue was attributable to one purchaser. At July 31, 2015, this same purchaser accounted for 74% of our accounts receivable. For the year ended July 31, 2014, 83% of our revenue was attributable to one purchaser. At July 31, 2014, this same purchaser accounted for 88% of our accounts receivable.

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

Impairment

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. As of July 31, 2015 and July 31, 2014, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required.

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

Other assets

Other assets at July 31, 2015 and 2014 consisted primarily of prepaid land use fees, which are payments that cover multiple years (typically ten years) rental for easements and surface leases. These are paid as they come due on an ongoing basis and amortized over the rental period. In addition, other assets also include a domain name for $30,267, which is an intangible asset with an indefinite life due to the fact that it is renewable annually for nominal cost. We evaluate intangible assets with an indefinite life for possible impairment at least annually by comparing the fair value of the asset with its carrying value. In addition, other assets also consisted of debt issuance cost which associated with legal fees and financing expenses for issuing new promissory notes. Debt issuance costs are amortized over the life of the notes.

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

Impairment of long-lived assets

We periodically review our long-lived assets, other than oil and gas property, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. We recorded no impairment on our non-oil and gas long-lived assets during the years ended July 31, 2015 and 2014, respectively.

Advances

Advances consist of prepayments received from working interest partners pertaining to their share of the costs of drilling oil and gas wells. Partners are billed in advance for the estimated cost to drill a well and as the work proceeds, the prepayment is applied against their share of the actual drilling cost. As of July 31, 2015 and 2014, advances totaled $5,919,932 and $195,904, respectively. The amount as of July 31, 2015, includes $5,716,974 for a to-be drilled well that the Company is the Operator only. The Company owns no working interest in this well.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that certain warrants and convertible notes outstanding during the period covered by these financial statements qualify as derivative financial instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock.” (See Note 8 – Fair Value).

The fair value of these instruments was determined using a lattice model with any change in fair value during the period recorded in earnings as “Loss on derivatives.”

Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

We had derivative liability of $2,001,134 and $0 that was accounted for at fair value on a recurring basis as of July 31, 2015 and July 31, 2014. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts receivable – related party, accounts payable and accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Earnings per share

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended July 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Accumulated Other Comprehensive Income (Loss), net of tax

We follow the provisions of ASC 220, “Comprehensive Income”, which establishes standards for reporting comprehensive income. In addition to net loss, comprehensive loss includes all changes to equity during a period, except those resulting from investments and distributions to the owners of the Company.

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Note 2 – HCN Acquisition

On December 9, 2013 (the “Acquisition Date”), we acquired HCN (the “HCN Acquisition”) pursuant to a Share Exchange Agreement (the “HCN Exchange Agreement”) dated November 27, 2013.  The purchase price was 8,396,667 shares of the Company’s common stock to HCN’s stockholders in exchange (which included Kent P. Watts, our Chief Executive Officer and Chairman) for 100% of the outstanding equity interest in HCN and 8,188 shares of the Company’s Series A Preferred Stock to Kent P. Watts, the Company’s Chief Executive Officer and Chairman, a holder of convertible preferred stock in HCN in exchange of 100% of the holder’s preferred stock in HCN. The preferred stock issued had a value of $3,275,200 (8,188 shares at par value of $400).

The HCN Exchange Agreement provided that the Company would issue 7,470,000 shares of its common stock to the holders of certain rights to acquire Company stock. These rights were previously issued by the Company as contingent consideration in connection with the acquisition of NEI. The rights had been convertible into Company common stock based upon market capitalization milestones. The rights were issued to entities deemed related parties to the Company.

In anticipation of the HCN acquisition, the Company issued 619,960 shares of its common stock to HCN as full payment for the Company’s indebtedness to HCN in the amount of $3,589,567. A condition to the Agreement closing was that HCN would sell the 619,960 shares before closing of the acquisition, which it did (see Note 10 – Capital Stock – Receivables for Common Stock).

With HCN, we acquired its 100% owned subsidiaries: Hydrocarb Namibia Energy (Pty) Limited, a Namibia Company and Hydrocarb Texas Corporation, a Texas Corporation; and its 95% owned subsidiary Otaiba Hydrocarb LLC, a UAE Limited Liability Company.

Prior to the acquisition, HCN was directly and indirectly majority-owned and controlled by the Company’s Chairman of the Board and entities related to him and his family. Since HCN and the Company were under common control of a controlling party both before and after the completion of the share exchange, the transaction was accounted for as a business acquired from an entity under common control and the assets and liabilities acquired were recorded at HCN’s historical cost at Acquisition Date following ASC 805-50-30, Business Combinations.

Under this accounting treatment, the results of operations for the twelve months ended July 31, 2015 and 2014 and assets and liabilities of HCN as of July 31, 2015 and 2014 are included in these financial statements as if the transaction had occurred at the beginning of the periods. Prior reporting periods in these financial statements have been retroactively adjusted to include HCN and its subsidiaries.

According to ASC 805-50-30, the net assets of HCN are to be recorded at historical cost, therefore, the value of the 8,396,667 common shares with excess of $3,874,609 recorded as additional paid in capital by the Company.

Summary of the accounting entry to record this acquisition in December 2013 is as follows.

Assets acquired	$1,529,246
Liabilities assumed	(161,599)
Noncontrolling interest in 95% owned HCN subsidiary	30,480
$1,398,127
Common stock, at par	8,397
Receivable for common stock	(2,484,879)
Additional paid-in capital	3,874,609
$1,398,127

HCN had 51% working-interest rights in and operated an unevaluated Namibian concession described in Note 3 – Oil and Gas Properties, below, and provided international oilfield consulting services. Prior to this acquisition, the Company owned 39% working-interest right in this concession. With the HCN acquisition, we now own a 90% working interest (100% cost responsibility) in the concession. This 5.3 million-acre concession is located in northern Namibia in Africa. The concession specifies the following minimum cost responsibilities on an 8/8ths basis:

1.	Initial Exploration Period (expires August 2016): Perform a hydrocarbon potential study, gather and review existing technical data including reprocessing of available seismic lines, and acquire and process 750 kilometers of new 2-D seismic data. The minimum expenditure is $4,505,000.

2.	First Renewal Exploration Period (two years from end of the Initial Exploration Period): Acquire 200 square kilometers of 3-D seismic data, interpret and map the data, design a drilling program, drill one well, conduct an environmental study, and relinquish 25% of the exploration license area. The minimum expenditure is $17,350,000.

3.	Second Renewal (Production License) Exploration Period (25 years): Report on reserves and production and conduct an environmental study. The minimum expenditure is $300,000.

In conjunction with the HCN acquisition, the Company’s Board of Directors authorized the immediate issuance of 7,470,000 shares of our common stock to the former owners of NEI. We previously acquired NEI on August 7, 2012 and these 7,470,000 shares had been contingently-issuable consideration for the acquisition of NEI. We issued these shares on December 9, 2013. The original agreement contained market conditions for the issuance of this stock which were waived in connection with the issuance.

In connection with certain due diligence subsequently undertaken by the Company, it came to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, as amended, to unilaterally authorize preferred stock, including the designation of the Series A Preferred, under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s articles no preferred stock can be designated or issued. As such, our Board of Directors did not have authority under the Articles of Incorporation, as amended and applicable Nevada law to designate the Series A Preferred or to file such certificate of designations with the Secretary of State of Nevada. Consequently, we now believe that the Series A Preferred was not validly issued or outstanding and the filing of the Series A Preferred designation with the consent of the Board of Directors and without shareholder approval, was invalid and had no legal effect.

Notwithstanding the above, the documentation relating to the designation of the Series A Preferred was filed with and accepted by the Secretary of State of Nevada and the Company had previously been treating the Series A Preferred as validly issued and outstanding.

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Herndon, our then directors), Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) pursuant to the terms of the HCN Exchange Agreement, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN Exchange Agreement, totaling, $327,879, into 32 “Units”, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000.  As such, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and a maturity date of June 10, 2018.  The Convertible Note was convertible into common stock of the Company at any time at Mr. Watt’s option at a conversion price of $4 per share, and was automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015. The Convertible Note accrued interest (prior to its automatic conversion into Series B Preferred Stock), quarterly in arrears, which accrued interest is added to the principal balance of the Convertible Note. The interest rate of the Convertible Note was equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”), provided that in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. Any amounts not paid under the Convertible Note when due accrue interest at the rate of 12% per annum until paid in full.

On July 21, 2015, Mr. Watts and the Company agreed in principle to reduce the number of total Units due to Mr. Watts to 30 units. On September 21, 2015, Mr. Watts and the Company entered into a First Amendment to Exchange Agreement, which amended the Exchange Agreement dated June 10, 2015. The First Amendment formally reduced the total Units due to Mr. Watts to 30 units, and as such, Mr. Watts received Convertible Promissory Notes with a principal amount of $3 million and 750,000 shares of common stock in connection with the exchange originally contemplated by the Exchange Agreement, valued at $614,141 , which was recorded as a debt discount.

Additionally, at the Company’s Annual Meeting of Stockholders held on September 28, 2015, the Company’s stockholders ratified the designation of the Company’s Series A Preferred and on the same date, the Company designated Series A Preferred Stock with the Secretary of State of Nevada, provided that the approval of the Series A Preferred Stock was only to ratify the effect of certain prior transactions, and the Company has no outstanding Series A Preferred Stock and no current plans to issue Series A Preferred Stock at this time.

During the year, the Company discovered an error relating to Preferred Stock. In accordance with the SEC Staff Accounting Bulletin No. 108 ("SAB 108"), the Company evaluated this error and determined that the error was immaterial to the prior reporting period affected. Therefore, as permitted by SAB l08, the Company corrected the prior year in the current year filing, previously reported results for the fiscal year ended July 31, 2014.

The following table shows the impact of the error to the Consolidated Balance Sheet and the Consolidated Statement of Operations and Comprehensive Loss:

Hydrocarb Energy Corp.
Consolidated Balance Sheets
As of July 31, 2014

	As Previously Reported	Adjustment	July 31, 2014
ASSETS

Stockholders' Deficit:
Series A 7% Convertible Preferred Stock, 10,000 shares authorized $400 par, 8,188 shares issued and outstanding as of July 31, 2014	3,275,200	(3,275,200)	-
Additional paid-in capital	78,953,599	3,275,200	82,228,799
Total stockholders' equity	9,958,651		9,958,651
Noncontrolling interests	(34,535)		(34,535)
Total equity	9,924,116		9,924,116

TOTAL LIABILITIES AND EQUITY	$25,732,155		$25,732,155

Hydrocarb Energy Corp.
Consolidated Statements of Operations and Comprehensive Loss
For the year ended July 31, 2014

	As Previously Reported	Adjustment	July 31, 2014
Net loss attributable to Hydrocarb Corporation	(6,549,322)		(6,549,322)
Dividend on preferred stock	(34,254)	34,254	-
Deemed dividend on preferred stock	(150,548)	150,548	-
Accretion dividend-Beneficial Cash Feature on preferred stock	(949,808)	949,808	-
Net loss attributable to Hydrocarb Energy Corp. after dividends	$(7,683,932)	$1,134,610	$(6,549,322)

Note 3 – Oil and Gas Properties

Oil and natural gas properties consisted of the following:

For the year ended July 31,	2015	2014

Evaluated Properties
Costs subject to depletion	$19,578,916	$19,153,125
Accumulated impairment	(373,335)	(373,335)
Accumulated depletion	(4,381,912)	(3,491,420)
Total evaluated properties	14,823,669	15,288,370

Unevaluated properties	2,260,912	2,119,769
Net oil and gas properties	$17,084,581	$17,408,139

Evaluated properties

Effective September 1, 2013, we conveyed our interest in the Dix, Melody, Curlee, Palacios and Illinois properties to Carter E&P LLC in conjunction with our termination of Steven Carter as Vice President of Operations for $0 cash proceeds and the assumption of the abandonment liabilities of $4,381. In accordance with full cost rules, we recognized no gain or loss on the sale.

Effective March 25, 2014, we conveyed our interest in the Barge Canal Welder properties to Winright Oil Company LLC. We received net proceeds of $625,000 for this conveyance. In accordance with full cost rules, we recognized no gain or loss on the sale.

Additions to evaluated oil and gas properties during the year ended July 31, 2015 and during the year ended July 31, 2014 consisted mainly of exploration costs, geological and geophysical costs of $2,271,509 and $34,029, respectively.

Unevaluated Properties

Namibia, Africa

We own 90% (100% cost responsibility) of our Namibia concession, as described above in Note 2 –HCN Acquisition.

Additions to unevaluated properties of approximately $141,143 during the year ended July 31, 2015 consisted primarily of:

●
Approximately $141,143 of leasehold costs, specifically payment of the annual concession fee to the Government of Namibia. As of July 31, 2015, approximately $2.3 million has been expended towards the initial exploration period.

●	For the year ended July 31, 2014 we have incurred total costs of $994,964 including NEI's cost basis incurred upon acquisition of the property, which was $562,048.

Note 4 – Impairment

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of July 31, 2015 and July 31, 2014, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation (ARO) liability as of July 31, 2015 and 2014, respectively.

	2015	2014
Reconciliation of asset retirement obligation balance:
Liability for asset retirement obligation, beginning of period	$11,716,230	$10,933,398
Asset retirement obligations sold	-	(33,195)
Accretion	993,579	1,043,928
Revisions in estimated cash flows	(1,845,967)	(104,237)
Costs incurred	(40,984)	(123,664)
Liability for asset retirement obligation, end of period	$10,822,858	$11,716,230

Current portion of asset retirement obligation	$25,000	$1,133,690
Noncurrent portion of asset retirement obligation	10,797,858	10,582,540
Total liability for asset retirement obligation	$10,822,858	$11,716,230

Estimated Timing of asset retirement obligation payments:

Fiscal Year	Pipelines	Easements	Wellbores	Facilities	Total
2016	$-	$-	$25,000	$-	$25,000
2017	291,951	11,923	1,643,516	-	1,947,390
2018	59,148	67,153	589,306	628,874	1,344,481
2019	56,548	11,507	586,373	-	654,428
2020	-	48,931	52,786	149,040	250,757
2021 to 2025	1,097,520	159,885	2,396,106	571,250	4,224,761
2026 to 2030	218,805	112,757	1,109,154	-	1,440,716
2031 to 2035	43,170	115,475	132,673	602,140	893,458
Thereafter	-	41,867	-	-	41,867

Total	$1,767,142	$569,498	$6,534,914	$1,951,304	$10,822,858

The above dismantlement, restoration or abandonment obligations relate to the Company's following properties: (1) a combined total of 44 pipelines located in Chambers County, Texas and Galveston County, Texas (2) a combined total of 119 surface or right of way easements located in Chambers County, Texas and Galveston County, Texas (3) a combined total of 144 wellbores located in Chambers County, Texas and Galveston County, Texas and (4) a combined total of 9 facilities located in Chambers County, Texas and Galveston County, Texas.

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

As of July 31, 2015, the Company does not have any active dismantlement, restoration or abandonment activities in progress or underway. During the year ended July 31, 2015, the Company plugged 2 wells reducing its wellbore retirement obligations from those previously reported for the year ended July 31, 2014. The Company historically conducts all such remediation activities during the winter or spring periods, which have yet to be determined as of the date of this filing.

Note 6 – Related Party Notes Payable

Related Party Installment Note Payable

In November 2013, we issued a promissory note for funds received from Mr. Kent P. Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder's superior rights, if any. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of July 31, 2015. As part of the financing agreement with Shadow Tree Capital Management, LLC (as discussed below), this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

Related Party Exchange Agreement

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Herndon, our then directors), Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) pursuant to the terms of the HCN Exchange Agreement, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN Exchange Agreement, totaling, $327,879, into 32 “Units”, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000.  As such, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and a maturity date of June 10, 2018.  The Convertible Note was convertible into common stock of the Company at any time at Mr. Watt’s option at a conversion price of $4 per share, and was automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015. The Convertible Note accrued interest (prior to its automatic conversion into Series B Preferred Stock), quarterly in arrears, which accrued interest is added to the principal balance of the Convertible Note. The interest rate of the Convertible Note was equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”), provided that in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. Any amounts not paid under the Convertible Note when due accrue interest at the rate of 12% per annum until paid in full.

On September 14, 2015, Kent P. Watts, the Chief Executive Officer and Chairman of the Company subscribed for $350,000 in Convertible Subordinated Promissory Notes and on September 17, 2015 he subscribed for an additional $166,667 in Convertible Promissory Notes (collectively, the “Watts Notes”).  The Watts Notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of the holder at the beginning of each quarter), provided no principal or interest on the Watts Notes can be paid in cash until all amounts owed by the Company to its senior lender are paid in full.  In the event the stock interest rate is chosen by Mr. Watts, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis.  In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the Watts Notes.  The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%.  All principal and accrued interest on the Watts Notes is convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the Watts Notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days.  Any shares of common stock issuable upon conversion of the Watts Notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The Watts Notes have standard and customary events of default. The payment of the Watts Notes are subordinate in all cases to the amounts owed by the Company to its senior lenders under that certain Amended and Restated Credit Agreement, originally dated as of August 15, 2014 and amended and restated as of June 10, 2015 (the “Credit Agreement”).

On July 21, 2015, Mr. Watts and the Company agreed in principle to reduce the number of total Units due to Mr. Watts to 30 units. On September 21, 2015, Mr. Watts and the Company entered into a First Amendment to Exchange Agreement, which amended the Exchange Agreement dated June 10, 2015. The First Amendment formally reduced the total Units due to Mr. Watts to 30 units, and as such, Mr. Watts received Convertible Promissory Notes with a principal amount of $3 million and 750,000 shares of common stock in connection with the exchange originally contemplated by the Exchange Agreement, valued at $614,141, which was recorded as a debt discount.

The net note payable balance of $2,385,859 has been removed from additional paid‐in‐capital for the exchange.

As of July 31, 2015, the Company has recognized $97,490 of amortization expense of the note discount, with a net payable balance of $2,265,976 and unamortized debt discount of $734,024. We are amortizing these discounts over the term of the note using the effective interest method.

Effective on September 28, 2015, with the Company’s designation of its Series B Convertible Preferred Stock, the Convertible Promissory Notes received by Mr. Watts in connection with the Exchange Agreement automatically converted into 3,000 shares of Series B Convertible Preferred Stock.

Duma Holding Convertible Promissory Note- Related Party

On July 16, 2015, pursuant to a Note Subscription Agreement, we sold a $350,000 Convertible Secured Promissory Note (with a $7,000 original issuance discount) to Duma Holdings, LLC (“Duma Holding” and the “Duma Holdings Note”). The Duma Holdings Note (along with any unpaid interest thereon) is convertible at any time, provided the note is converted in full, into (a) 1.75 units (“Units”), each consisting of 25,000 shares of common stock of the Company and $100,000 in face amount of Convertible Subordinated Promissory Notes in the form currently offered by the Company in its ongoing private offering of Units as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 19, 2015 (which allow the holder thereof the right to convert such notes into common stock at a conversion price of $4 per share, and convert into shares of our to-be designated and approved Series B Convertible Preferred Stock upon designation thereof by the Company, subject to approval of such Series B Convertible Preferred Stock by stockholders at the annual meeting); and (b) 350,000 shares of common stock (393,750 shares of common stock in aggregate when combined with the shares which form part of the Units). The Duma Holdings Note is due and payable by us on November 30, 2015. The Duma Holdings Note accrues interest at the rate of 15% per annum, payable beginning on October 31, 2015, and quarterly thereafter through maturity. The Duma Holdings Note can only be repaid with the prior written approval of Duma Holdings.  The Duma Holdings Note contains usual and customary events of default, representations and warranties.  The payment of the principal and accrued interest due under the Duma Holdings Note is personally guaranteed by Kent P. Watts, our Chief Executive Officer and Michael Watts, his brother, pursuant to separate guaranty agreements (the “Guarantee Agreements”), and secured by a first priority security interest on certain real estate owned by Kent P. Watts pursuant to a Deed of Trust, Assignment of Rents and Security Agreement.

As of July 31, 2015, the net payable balance is $342,738. During the year ended July 31, 2015, $892 of amortization of debt discount was expensed.

Note 7 – Notes Payable and Convertible Notes

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

Pursuant to the Credit Agreement, we had the right, at any time prior to the one year anniversary of the Credit Agreement, to borrow up to an additional $1,000,000 under the Credit Agreement (the “Additional Loan”), subject to certain pre-requisites and requirements as set forth in the Credit Agreement, including, but not limited to us raising $750,000 through the sale of equity subsequent to the closing of the transactions contemplated by the Credit Agreement (which we agreed to obtain within 150 days of the date of the Credit Agreement).  We also agreed to pay a 2% Structuring Fee on the Additional Loan. The proceeds of the Additional Loan could only be used for the Oil and Gas Activities.  No Additional Loan was made under the terms of the Credit Agreement prior to the date of the Restated Credit Agreement (as described below).

The amount owed pursuant to the Notes (and any amount borrowed pursuant to the Additional Loan) is guaranteed by our wholly-owned subsidiary, Hydrocarb Corporation (“HCN”) and its subsidiaries, and our other wholly-owned subsidiaries and is secured by a first priority security interest in substantially all of our assets (including, but not limited to the securities of our subsidiaries and HCN and its subsidiaries) evidenced by a Guarantee and Collateral Agreement, various pledge agreements and a deed of trust providing the Agent, as agent for the Lenders, a security interest over our oil and gas assets and rights. The Company has no independent assets or operations, the guarantees are full and unconditional, and joint and several, and any subsidiaries of the company other than the subsidiary guarantors are minor.

The Notes did not accrue any interest for the first nine months after their issuance date (August 15, 2014), provided thereafter they were to accrue interest at the rate of (a) 16% per annum where the average net monthly oil and gas production revenues of Galveston Bay Energy LLC, our wholly-owned subsidiary, for the trailing three month period (the “Trailing Three Month Revenues”) was less than $900,000; or (b) 14% per annum, where the Trailing Three Month Revenues were equal to or greater than $900,000, payable monthly in arrears through the maturity date of such Notes, August 15, 2016.

Pursuant to the Credit Agreement, we agreed to issue the Lenders their pro rata share of (a) 60,000 restricted shares of common stock on the effective date of the Credit Agreement, August 15, 2014 (the “Effective Date”); (b) 32,500 restricted shares in the event any amount of the Loans (or other obligations outstanding under agreements entered into in connection with the Loans, the “Loan Documents”) were outstanding on the 12 month anniversary of the Effective Date; (c) 32,500 restricted shares in the event any amount was outstanding under the Loan Documents on the 18 month anniversary of the Effective Date; and (d) 25,000 restricted shares in the event any amount was outstanding under the Loan Documents on the 21 month anniversary of the Effective Date.  The shares were to be issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances.

Effective June 10, 2015, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with Agent and Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP, as lenders (collectively, the “Lenders”), which amended and restated in its entirety the Credit Agreement, which was previously amended on February 17, 2015. As part of this agreement, we received an additional loan.

The Restated Credit Agreement, increased the amount of interest due on additional loans made pursuant to the terms of the Restated Credit Agreement (provided that no additional loans were made under the credit agreement prior to the additional loans made in connection with the Restated Credit Agreement as discussed below) to 16% per annum (from 14% per annum pursuant to the prior terms); accelerated the maturity date of amounts borrowed from the Lenders under the credit agreement to November 30, 2015 (previously amounts borrowed were due August 15, 2016); provided for the Lenders to make additional loans of $475,632 (less an aggregate of $73,023 in fees and expenses, not including placement and other fees totaling 6% of the amount borrowed) as of the date of the Restated Credit Agreement, which loans have been made to date; removed the right of the Company to request further loans under the credit agreement; provided for the payment to the Lenders of an exit fee in the amount of 4% of the amount repaid under the Restated Credit Agreement, if repaid in full prior to July 31, 2015 (which amount was not repaid in full), and 5% of such repaid amount if repaid after July 31, 2015; provided for the immediate issuance of an aggregate of 32,500 shares of the Company’s restricted common stock to the Lenders and the termination of any other requirements of the Company to issue additional shares to the Lenders pursuant to the terms of the credit agreement (previously 32,500 shares were due on the 18 month anniversary of the original closing and 25,000 shares were due on the 21 month anniversary of the original closing); required us to make all contractually required payments to Linc Energy LLC and make all necessary payments to and take or cause to be taken all other commercially reasonable actions to cause the Redfish Reef field to be both producing and distributing meaningful quantities of oil and gas no later than July 15, 2015, subject to circumstances beyond our control; modified certain of the covenants described in the Credit Agreement; waived, effective as of the date of the Restated Credit Agreement all previous defaults which the Lenders had notice of under the original Credit Agreement; and effected various non-material revisions and updates to the original Credit Agreement.

We have evaluated this amendment and determined it did not qualify for extinguishment accounting. In connection with the amendments to the original Credit Agreement discussed above, we also entered into a First Amendment to Stock Grant Agreement and additional promissory notes evidencing the additional loan described above in the aggregate amount of $475,632 with the Lenders (the “Additional Notes”).

The Restated Credit Agreement, contains customary representations, warranties, covenants and requirements for the Company to indemnify the Lenders, Agent and their affiliates.  The Restated Credit Agreement also includes various covenants (positive and negative) binding upon the Company (and its subsidiaries), including but not limited to, requiring that the Company comply with certain reporting requirements, and provide notices of material corporate events and forecasts to Agent, and prohibiting us from (i) incurring any additional debt; (ii) creating any liens; (iii) making any investments; (iv) materially changing our business; (v) repaying outstanding debt; (vi) affecting a business combination, sale or transfer; (vii) undertaking transactions with affiliates; (viii) amending our organizational documents; (ix) forming subsidiaries; or (x) taking any action not in the usual course of business, in each case except as set forth in the Restated Credit Agreement.

The Restated Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including, but not limited to, if any breach or default occurs under the Loan Documents, the failure of the Company to pay any amount when due under the Loan Documents, if the Company (or its subsidiaries) is subject to any judgment in excess of $250,000 which is not discharged or stayed within 30 days, or if a change in control of the Company, any subsidiary or any guarantor should occur, defined for purposes of the Restated Credit Agreement as any transfer of 25% or more of the voting stock of such entity.

For the term loan, the Company has recognized $724,290 of amortization expense of the original issuance discount, with a net payable balance of $4,212,903 and unamortized original issuance discount of $583,606 as of July 31, 2015. In addition, we have recognized $283,455 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these costs over the term of the loan. During the year ended July 31, 2015, we recognized $193,007 of amortization expense and have $90,448 in unamortized debt issuance cost as of July 31, 2015.

For the additional loan, the Company has recognized $10,539 of amortization expense of the original issuance discount, with a net payable balance of $403,311 and unamortized original issuance discount of $82,860 as of July 31, 2015. In addition, we have recognized $23,782 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these costs over the term of the loan. During the year ended July 31, 2015, we recognized $7,011 of amortization expense and have $16,771 in unamortized debt issuance cost as of July 31, 2015.

Installment Notes Payable

In May 2012, we entered into a note payable of $18,375 to purchase a vehicle. The note is collateralized by the vehicle. The note carries an interest rate of 6.93% and is payable beginning in June 2012, in 36 installments of $567 per month. The principal balance owed on the note payable was approximately $0 and $5,530 as of July 31, 2015 and July 31, 2014, respectively.

In February 2015, we financed our commercial insurance program using a note payable for $414,384. Under the note, we are obligated to make eight payments of $52,586 per month, which include principal and interest, beginning in March 2015. As of July 31, 2015, the note payable balance was approximately $103,071.

In February 2014, we financed our commercial insurance program using a note payable for $403,104. Under the note, we are obligated to make nine payments of $45,718 per month, which include principal and interest, beginning in March 2014. As of July 31, 2014, the note payable balance was $179,158.

In June 2013, the outstanding balance on our line of credit of $300,000 with a commercial bank was replaced by a term loan that matures on June 22, 2015. As of July 31, 2014, the balance outstanding related to this note was $150,000. In August 2014, the Company paid off the outstanding balance of $150,000 plus accrued interest and fees, in connection with entering into the Credit Agreement with Shadow Tree Capital Management.

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

As of July 31, 2015, we have repaid the note and all accrued interest. As of July 31, 2015, the Company has recognized the full discount of $80,433 into amortization expense of the note discount.

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

As of July 31, 2015, we have repaid the note and all accrued interest. As of July 31, 2015, the Company has recognized the full discount of $105,000 into amortization expense of the note discount.

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

We also deposited 750,000 shares of our common stock into escrow with KBM’s counsel to secure the repayment of the KBM Convertible Note, which shares are to be held in escrow and released to KBM only upon the occurrence of an event of default under the KBM Convertible Note. These shares have been returned to the Company as of October 28, 2015, and cancelled.

As of July 31, 2015, the net payable balance was $335,619. As of July 31, 2015, the Company has recognized $11,619 of amortization expense of the note discount, with a net payable balance of $335,619 and unamortized debt discount of $14,381. We are amortizing these discounts over the term of the note using effective interest method.

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

As of July 31, 2015, we have repaid the note and all accrued interest. As of July 31, 2015, the Company has recognized the full discount of $110,825 into amortization expense of the note discount.

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

As of July 31, 2015, the net payable balance was $207,835.  The Typenex Convertible Note was forgiven by Typenex in connection with our sale of the Typenex Note (described below under Note 16 – Subsequent Events – “Typenex Co-Investment, LLC Convertible Note”) to Typenex. As of July 31, 2015, the Company has recognized $61,480 of amortization expense of the note discount, with a net payable balance of $207,835 and unamortized debt discount of $142,165. We are amortizing these discounts over the term of the note using effective interest method.

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

As of July 31, 2015, the net payable balance was $408,149. As of July 31, 2015, the Company has recognized $3,149 of amortization expense of the note discount, with a net payable balance of $408,149 and unamortized debt discount of $6,351. We are amortizing these discounts over the term of the note using effective interest method.

JMJ Convertible Promissory Note

On July 28, 2015, the Company sold JMJ Financial (“JMJ”) a Convertible Promissory Note in the principal amount of up to $1,000,000 (the “JMJ Convertible Note”). The initial amount received in connection with the sale of the JMJ Convertible Note was $300,000, and the JMJ Convertible Note currently has a face amount of $373,333, as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) at our request, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the $373,333 initially owed under the note due on July 28, 2017.

The JMJ Convertible Note (including principal and accrued interest and where applicable other fees) is convertible into our common stock, beginning 180 days after the date the note was sold (January 24, 2016), at the lesser of $1.23 per share or 60% of the lowest trading price of our common stock in the 25 trading days prior to the date of any conversion, provided that if we are not DWAC eligible at the time of any conversion an additional 10% discount applies, and in the event our common stock is not DTC eligible at the time of any conversion, an additional 5% discount applies. The JMJ Convertible Note provides that unless we and JMJ agree in writing, JMJ is not eligible to convert any amount of the note into common stock which would result in JMJ owning more than 4.99% of our common stock.

JMJ agreed to subordinate all amounts owed to it under the JMJ Convertible Note to the amounts we owe to our senior lender.

A one-time interest charge of 12% was applied to the principal amount of the note, which remains payable regardless of the repayment (or conversion) date of the note.

As of July 31, 2015, the net payable balance was $341,200. As of July 31, 2015, the Company has recognized $1,200 of amortization expense of the note discount, with a net payable balance of $341,200 and unamortized debt discount of $32,133. We are amortizing these discounts over the term of the note using effective interest method.

Christian Smith & Jewell Convertible Note

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

For the term loan, the Company has recognized $29,422 of amortization expense of the note discount, with a net payable balance of $414,296, including the unamortized original issuance discount as of July 31, 2015. We are amortizing these discounts over the term of the note.

David L. Gillespie Unit Note

Effective on July 15, 2015, the Company sold David Gillespie, 0.5 Unit for an aggregate purchase price of $50,000, with each Unit consisting of (a) 25,000 shares of the restricted common stock of the Company (the “Shares”); and (b) $100,000 in face amount of Convertible Subordinated Promissory Notes (each a “Note”). The Note was convertible into common stock of the Company at any time at Mr. Gillespie’s option at a conversion price of $4 per share, and was automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015. The Note accrued interest (prior to its automatic conversion into Series B Preferred Stock), quarterly in arrears, which accrued interest is added to the principal balance of the Note. The interest rate of the Note was equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”), provided that in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. Any amounts not paid under the Note when due accrue interest at the rate of 12% per annum until paid in full.

As of July 31, 2015, the Company has recognized $166 of amortization expense of the note discount, with a net payable balance of $32,718 and unamortized debt discount of $17,282. We are amortizing these discounts over the term of the note using effective interest method.

Brian Kenny Convertible Promissory Note

Effective on July 28, 2015, the Company owed Brian Kenny, the aggregate principal amount of $32,500, which accrued interest at 12% per annum. The maturity date of this convertible note is July 31, 2017. At any time prior to the earlier of the payment in full by the Company and the conversion in full, the outstanding amount of this convertible note can be converted into restricted shares of common stock of the Company at the conversion price of $0.75 per share. The outstanding amount of this convertible note will be converted automatically on the condition that the closing sales price of the Company’s common stock is equal to at least the trading price for a period of at least twenty (20) days out of any consecutive thirty (30) trading days.

For the term loan, the Company has recognized $133 of amortization expense of the debt discount, with a net payable balance of $133 and unamortized debt discount of $32,367 as of July 31, 2015.

Note 8 – Fair Value

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

Note 9 – Derivative Liabilities

Derivative Liabilities

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2015:

July 31, 2015

Description	(Level 1)		(Level 2)	(Level 3)	Total Carrying Value
Convertible Notes	$		$-	$1,213,235	$1,213,235
Typenex Co-Warrants		$-	$-	$252,854	$252,854
Tainted Conversion Notes (Note 7)				$526,323	526,323
Tainted Warrants (Note 7)	$		$-	$8,722	$8,722
Total		$-	$-	$2,001,134	$2,001,134

Embedded Derivative Instruments

The Company determined that the following convertible notes (collectively “Convertible Notes”) issued during the year ended July 31, 2015, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer to Note 7 for further information regarding the Convertible Notes):

*	LG Capital Convertible Note
*	Adar Bays, LLC Convertible Note
*	JSJ Investments Inc. Convertible Note
*	Typenex Co-Investment, LLC Convertible Note
*	Duma Holdings Convertible Note

Tainted Convertible Notes

For the year ended July 31, 2015, newly issued convertible notes were considered tainted derivative instruments due to the issuances of various convertibles notes issued. Those convertible notes contain a variable conversion price and therefore, we cannot conclude that we will have sufficient authorized unissued shares to settle all the warrants and convertible notes. Accordingly, the Company recorded a derivative liability for the aggregate fair value of the tainted convertible notes. (Refer to Note 7 for further information regarding the convertible notes):

●	Tainted Kent P. Watts Convertible Note
●	Tainted Christian Smith & Jewell Law Note
●	Tainted David L. Gillespie Convertible Note
●	Tainted Brian Kenny Convertible Note

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	Initial	July 31, 2015
Common stock issuable	1,815,358	2,317,057
Market value of common stock on measurement date (1)	$0.91 – 1.24	$1.25
Adjusted exercise price	$0.52 – 4.00	$0.28-$4.00
Risk free interest rate (2)	0.06% - 0.25%	0.06%-1.00%
Instrument lives in years	0.17 – 1.00	0.17 – 0.43
Expected volatility (3)	91%-137%	90%-119%
Expected dividend yields (4)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using between the 0.17 and 3 - year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

Activity for embedded derivative instruments during the year ended July 31, 2015 was as follows:

	Balance at July 31, 2014	Initial Valuation of Embedded Derivative Instruments Issued During the Period	Increase (Decrease) in Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities on Repayment of Debt	Balance at July 31, 2015
LG Capital	$-	$80,433	$270,947	$(351,380)	$-
Adar Bays, LLC	-	109,170	242,210	(351,380)	-
JSJ Investments, Inc.	-	110,825	122,322	(233,147)	-
Typenex Co-Investment	-	66,720	1,145,968	-	1,212,688
Duma Holdings	-	1,154	(607)	-	546
Embedded Convertible Note-Subtotal	$-	$368,302	$1,780,841	$(935,907)	$1,213,235
Tainted Kent P. Watts	$-	$217,373	$102,587	$-	$319,960
Tainted Christian Smith & Jewell	-	57,910	109,167	-	167,077
Tainted David L. Gillespie	-	4,948	8	-	4,956
Tainted Brian Kenny	-	34,330	-	-	34,330
Tainted Note - Subtotal	$-	$314,561	$211,762	$-	$526,323
Note Derivatives - Total	$-	$682,863	$1,992,602	$(935,907)	$1,739,558

Warrants

As additional consideration for the loan evidenced by the Typenex Convertible Note, we granted Typenex a five year warrant (the “Typenex Warrants”) to purchase shares of our common stock equal to $87,500 divided by the Market Price. The Market Price is defined as a Conversion Factor (70%-80%) multiplied by the average of the five (5) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. The warrants have an initial exercise price of $2.25 per share, and are initially exercisable for 38,889 shares of common stock.

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

Tainted Warrants

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC (“Geoserve”). Under the terms of the agreement, the Company granted warrants to purchase 400,000 shares of common stock that have a market condition. If the Company’s common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant B”). If the Company’s common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable (“Warrant C”).

On February 17, 2015, the Warrant B and Warrant C that were previously issued to Geoserve were considered tainted derivative instruments due to the issuances of various convertibles notes during the three months ended April 30, 2014. Those convertible notes contain variable conversion price and therefore, we cannot conclude that we will have sufficient authorized unissued shares to settle all the warrants and convertible notes. Accordingly, the Company recorded a derivative liability for the aggregate fair value of the Warrant B and Warrant C.

The fair values of these warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a lattice valuation model.

Activity for derivative warrant instruments during the year ended July 31, 2015 was as follows:

	Balance at July 31, 2014	Initial Valuation	Increase (Decrease) in Fair Value of Derivative Liabilities	Balance at July 31, 2015
Tainted Warrant-Geoserve (Note 7)	-	17,541	(8,819)	8,722
Typenex Co-Warrants	$-	$91,925	$160,929	$252,854
	$-	$109,466	$152,110	$261,576

The Company determined the fair values of the warrant derivatives using the lattice valuation model with the following assumptions:

	Initial	July 31, 2015
Common stock issuable	705,556	979,167
Market value of common stock on measurement date (1)	$0.92-1.07	$1.25
Adjusted exercise price	$2.25-7.50	$0.28-7.50
Risk free interest rate (3)	0.25-1.57%	0.14-1.41%
Instrument lives in years	1.00-5.00	0.55-4.60
Expected volatility	112%	112-118%
Expected dividend yields (4)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	Upon the issuance of the Vis Vires convertible note on March 31, 2015, it was assumed that the anti-dilution provision was triggered as the note conversion price of $0.28 was below the then-current warrant exercise price of $2.25. The adjusted exercise price was lowered to the note conversion price.

(3)	The risk-free interest rate was determined by management using between 0.14 and 5 - year Treasury Bill as of the respective offering or measurement date.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

On issuance dates, the derivative liability with an aggregate fair value of $768,787 was recorded as a debt discount and amortized over the terms of the instruments.  The initial fair value of the tainted warrants was offset to equity. A day one loss of $6,000 was recorded as a loss on derivatives.

On April 24, 2015, the Company repaid the principal amount of the LG Capital and Adar Bays convertible notes, resulting in a change of $513,157. The change was recorded as a loss from derivatives and the related unamortized discount was expensed immediately.

On July 31, 2015, the Company repaid the principal amount of the JSJ Investment convertible notes, resulting in a change of $259,742. The change was recorded as a loss from derivatives and the related unamortized discount was expensed immediately.

As of July 31, 2015, the aggregated balance of derivative liability was $2,001,134 and the unamortized discount was $391,918. During the year ended July 31, 2015 $376,869 of the derivative discount has been amortized to interest expense.

Note 10 – Capital Stock

Stock Split

Our capitalization at July 31, 2015 was 1,000,000,000 authorized common shares with a par value of $0.001 per share.

Common Stock Issuances

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Herndon, our then directors), Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) pursuant to the terms of the HCN Exchange Agreement, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN Exchange Agreement, totaling, $327,879, into 32 “Units”, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000.  As such, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and a maturity date of June 10, 2018.  See also Note 6 – “Related Party Notes Payable”.

During July 2015, the Company entered into a subscription agreement with Mr. David L. Gillespie for the subscription to purchase ½ of one Unit as described in greater detail above. As such, Mr. Gillespie was issued 12,500 shares of common stock of the Company and a Convertible Subordinated Promissory Note with an aggregate principal amount of $50,000.

Pursuant to our Credit Agreement, as noted in Note 7 - Notes Payable, during August 2014, we issued 60,000 shares of restricted common stock to the Lenders.  And during May 2015, we issued another 32,500 shares of restricted common stock to the Lenders. The Company recorded these shares as a debt discount at a fair value of $247,653 and $32,828 respectively. The shares were issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances.

During the year ended July 31, 2014 we issued 167,904 shares of common stock, to employees and directors for services performed. In conjunction with the issuance of these shares we recognized $813,827 in compensation expense.

During the twelve months ended July 31, 2015, 16,674 shares of restricted common stock valued at $27,666 were issued to directors of the Company as director compensation. Additionally, during the twelve months ended July 31, 2015, 1,050,000 shares of restricted common stock were issued to certain vendors for services rendered during the period for legal and professional services. The fair value of the 1,050,000 shares issued for services is $1,425,700.  Of these shares 850,000 shares valued at $1,037,000 were issued to a related party. We issued a total of 22,034 shares to settle certain prior litigation with ERG Resources, LLC. The value of these shares was $65,000. On May 5, 2015, 22,931 shares of common stock were agreed to be mutually canceled, which shares had originally been issued for consulting services.

Receivables for Common Stock

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN (the nephew of our Chairman and Chief Executive Officer) in exchange for a note receivable in the amount of $1,000,000. HEC acquired this receivable upon its acquisition of HCN. The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company. At July 31, 2015, we have $325,000 outstanding on this receivable.

On December 4, 2013 HCN sold 619,960 shares of unregistered and restricted Company common stock in return for a $1,859,879 non-interest bearing note receivable from SMDRE LLC (“SMDRE”), an entity in which Michael Watts, the brother of our Chief Executive Officer, has a minority interest.  The Company acquired this receivable upon its acquisition of HCN.  The 619,960 shares of Company common stock were previously issued by the Company to HCN to settle liabilities due by the Company related to the consulting services agreement described below in Note 7 – Notes Payable.  The receivable from the individual is due to the Company upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever comes first); or 3) 100% of any remaining balance due within 90 days of the Company being listed on a major stock exchange and at such time as the share price is above $6.00 per share.  As with the above receivable for common stock, this receivable for the sale of the Company common stock is classified as a receivable for common stock within equity.  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

On April 27, 2015, the Board of Directors agreed to offer SMDRE the option, for 90 days, for the SMDRE note to be paid in full for a 67% discount (i.e., the offer to be paid $619,898 immediately) (the “Pre-Payment Option”).   Between April 27, 2015 and July 9, 2015 the Company received payments on the SMDRE LLC note in the amount of $531,000.  The balance of the discounted note of $88,898 has been extended until the end of calendar year 2015. As of July 31, 2015, we have written off $1,239,981 related to the discount on this receivable.

Stock Compensation Plans

As of July 31, 2015, the Company could grant up to 267,744 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

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

In February 2013, options to purchase an aggregate of 200,000 shares of common stock with an exercise price of $6.60 per share and a term of ten years were granted to our then three independent directors.  The options vest at the rate of 20% of such options each six months over the first 30 months following the grant date. The fair value of the total option award on the date of grant was $1,196,589. The fair market value of this award was estimated using the Black-Sholes option pricing model.

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

In August 2014, options to purchase an aggregate of 25,000 shares of common stock with an exercise price of $4.50 per share and a term of five years were granted to an independent director, Chris Herndon. Compensation expense of $112,500 was recognized during the three months ended October 31, 2014.

No options have been exercised, and options to purchase 92,000 shares expired during the twelve months ended July 31, 2015.

The following table provides information about options granted to non-employees under our stock incentive plans during the years ended as follows:

As of July 31,	2015	2014

Number of options granted	25,000	-
Compensation expense recognized	$112,500	$887,544
Weighted average exercise price of options granted	$4.50	$-

The following table details the significant assumptions used to compute the fair market values of stock options granted or revalued during the years ended as follows:

As of July 31,		2015			2014

Risk-free interest rate	-	-	1.64%	-	-	-
Dividend yield	-	-	0%	-	-	0%
Volatility factor	-	-	443.47%	-	-	-
Expected life (in years)	-	-	5.00	-	-	-

Based on the fair value of the options as of July 31, 2015, there was no unrecognized compensation costs related to non-vested share based compensation arrangements granted to non-employees.

Summary information regarding stock options issued and outstanding as follows:

	Options	Weighted average share price	Aggregate intrinsic value	Weighted average remaining contractual life (in years)

Outstanding at July 31, 2013	$512,000	$6.81	-	7.98
Granted	-	-
Exercised	-	-
Expired or forfeited	(246,667)	7.50
Outstanding at July 31, 2014	$265,333	$6.81	-	7.95
Granted	25,000	4.50	-	5.00
Exercised	-	-	-	-
Expired or forfeited	(92,000)	6.85	-	-
Outstanding at July 31, 2015	$198,333	$6.52	$-	4.06

Exercisable at July 31, 2015	$198,333	$6.52	-	4.06

No non-vested stock options existed as of July 31, 2015.

Warrants

Summary information regarding common stock warrants issued and outstanding as of July 31, 2015, is as follows:

	Warrants	Weighted average share price	Aggregate intrinsic value	Weighted average remaining contractual life (in years)

Outstanding at year ended July 31, 2013	1,236,959	$7.50	$-	1.87
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(152,375)	7.50	-	-
Outstanding at year ended July 31, 2014	1,084,584	7.50	-	1.04
Granted	311,632	0.28	302,283	4.60
Exercised	-	-	-	-
Expired	(417,917)	7.50	-	-
Outstanding at year ended July 31, 2015	978,299	$5.20	$302,283	1.84

Warrants outstanding and exercisable as of July 31, 2015:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares

$0.28	311,632	5 years or less	311,632
$7.50	666,667	1 year or less	666,667
	978,299		978,299

Warrants outstanding and exercisable as of July 31, 2014:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares

$7.50	666,667	2 years or less	666,667
$7.50	349,117	1 year or less	349,117
$7.50	68,800	1 year or less	68,800
	1,084,584		1,084,584

Note 11 – Related Party Transactions

During the reporting period we have had transactions as described below with entities controlled by Michael Watts. Michael Watts is the father-in-law of Jeremy Driver, who served as a director and Chief Executive Officer of the Company through November, 2013. Additionally, Michael Watts is the brother of Kent P. Watts, who became the Company’s Chairman of the Board of Directors in October 2013. Michael Watts is a related party to the Company by virtue of his relationships with Mr. Driver and with Mr. Watts. Further, one of Michael Watts’ adult children is a significant shareholder of the Company’s common stock. Between them, they are beneficial owners of approximately 55% of the Company’s outstanding common stock.

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  During the year ended as of July 31, 2015, the Company received approximately $58,000 from Mr. Michael Watts for this related party receivable previously outstanding for approximately the same amount as of July 31, 2014.

As of July 31, 2015 and July 31, 2014, this company owed us $186 and $58,014, respectively, in joint interest billings.

During 2011, we entered into a consulting contract with Geoserve Marketing, a company controlled by Michael Watts.  The contract permits us to terminate the agreement after the first year with thirty days’ notice. On June 28, 2015, the Company entered into a new agreement with Geoserve Marketing for consulting service and issued 850,000 shares of restricted common stock. We recognized expense of $1,037,000 and $6,754 from this contract as of July 31, 2015 and 2014, respectively.  As of July 31, 2015, we owe Geoserve $4,353 in expense reimbursement.

During the quarter ended October 2012, we purchased NEI for up to 8,396,667 shares of the Company’s common stock.

In February 2013, we sold a 2% working interest in a 366.85 acre tract of unevaluated property, the Dix prospect, in San Patricio County, Texas to Carter. Carter paid cash of $1,541, the proportional share of the land acquisition costs.

In August 2013, we closed our Corpus Christi office and terminated Steven Carter as our Vice President of Operations.  In conjunction with the office closure and termination, we assumed operatorship of the Barge Canal properties effective September 1, 2013.  In addition, we conveyed multiple properties located in the South Texas and Illinois area to Mr. Carter for $0 cash consideration and assumption of the associated asset retirement obligations. Although he was not a related party after September 2013, we considered the transactions with his company during his tenure as an officer of the Company as related party transactions because they were not compensation transactions or entered into in the ordinary course of business, and because he was a related party at the time they occurred.

On October 31, 2013, a company controlled by one of our former officers, Carter E & P, LLC (“Carter”) operated several properties onshore in South Texas, including our producing properties located near the Victoria Barge Canal in Calhoun County, Texas. Although he was not a related party after September 1, 2013, he was a related party during the periods covered by this report. As of July 31, 2015 and July 31, 2014, there were no outstanding related party receivables from Carter.  Revenues generated, lease operating costs, and contractual overhead charges incurred during the time Carter was a related party were as follows:

	Year ended
	2015	2014
Revenues	$	$39,274
Lease operating costs	$	$23,259
Overhead costs incurred	$	$4,687

In October 2013, prior to our acquisition of HCN, we settled our obligations to HCN under the HCN Consulting Agreement through the issuance of 619,960 shares of common stock of the Company. The HCN Consulting Agreement was between HCN and NEI and provided for HCN to be the primary negotiator and operator of the Namibian concession. These obligations consisted of the then-outstanding $2,400,000 Fee and $533,630 of interest and late fees associated with the Fee. Further, $25,000 of the related interest and fees was settled in cash. Prior to the Company’s acquisition of HCN, HCN sold these shares to an entity, in which Michael Watts has a minority interest, for a note receivable of $1,859,879. The Company arranged the sales of these shares in anticipation of a possible business combination, in an effort to ensure that the shares would remain as part of public float and therefore continue to be properly included in calculations for exchange-listing criteria and provide a source of funding for Company operations. It is anticipated that these shares will eventually be sold and the proceeds of their sales used to pay the receivable. As HCN is now our wholly-owned subsidiary, this receivable for the sale of the Company common stock is classified as receivable for common stock within equity. See discussion of this receivable in Note 10 – Capital Stock – Receivables for Common Stock.

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN (the nephew of our Chairman and Chief Executive Officer) in exchange for a note receivable in the amount of $1,000,000. HEC acquired this receivable upon its acquisition of HCN. The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company. At July 31, 2015, we have $325,000 outstanding on this receivable.

On December 4, 2013 HCN sold 619,960 shares of unregistered and restricted Company common stock in return for a $1,859,879 non-interest bearing note receivable from SMDRE LLC (“SMDRE”), an entity in which Michael Watts, the brother of our Chief Executive Officer, has a minority interest.  The Company acquired this receivable upon its acquisition of HCN.  The 619,960 shares of Company common stock were previously issued by the Company to HCN to settle liabilities due by the Company related to the consulting services agreement described below in Note 7 – Notes Payable.  The receivable from the individual is due to the Company upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever comes first); or 3) 100% of any remaining balance due within 90 days of the Company being listed on a major stock exchange and at such time as the share price is above $6.00 per share.  As with the above receivable for common stock, this receivable for the sale of the Company common stock is classified as a receivable for common stock within equity.  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

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

On April 27, 2015, the Board of Directors agreed to offer SMDRE the option, for 90 days, for the SMDRE note to be paid in full for a 67% discount (i.e., the offer to be paid $619,898 immediately) (the “Pre-Payment Option”).   Between April 27, 2015 and July 9, 2015 the Company received payments on the SMDRE LLC note in the amount of $531,000.  The balance of the discounted note of $88,898 has been extended until the end of calendar year 2015. As of July 31, 2015, we have written off $1,239,981 related to the discount on this receivable.

On April 30, 2014, Kent P. Watts advanced HCN (prior to its acquisition by the Company) funds for working capital purposes to the Company. On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent P. Watts in order to cancel the majority of the outstanding balance HCN owed to Kent P. Watts at that time. During the year ended as of July 31, 2015, the Company had current liabilities owed to Mr. Watts of approximately $78,585.

On July 16, 2015, pursuant to a Note Subscription Agreement, we sold a $350,000 Convertible Secured Promissory Note (with a $7,000 original issuance discount) to Duma Holdings, LLC ("Duma Holding" and the "Duma Holdings Note"). The Duma Holdings Note (along with any unpaid interest thereon) is convertible at any time, provided the note is converted in full, into (a) 1.75 units ("Units" ), each consisting of 25,000 shares of common stock of the Company and $100,000 in face amount of Convertible Subordinated Promissory Notes in the form currently offered by the Company in its ongoing private offering of Units as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 19. 2015 (which allow the holder thereof the right to convert such notes into common stock at a conversion price of $4 per share, and convert into shares of our to-be designated and approved Series B Convertible Preferred Stock upon designation thereof by the Company, subject to approval of such Series B Convertible Preferred Stock by stockholders at the annual meeting); and (b) 350,000 shares of common stock (393,750 shares of common stock in aggregate when combined with the shares which form part of the Units). The Duma Holdings Note is due and payable by us on November 30, 2015. The Duma Holdings Note accrues interest at the rate of 15% per annum, payable beginning on October 31, 2015, and quarterly thereafter through maturity. The Duma Holdings Note can only be repaid with the prior written approval of Duma Holdings. The Duma Holdings Note contains usual and customary events of default, representations and warranties. The payment of tile principal and accrued interest due under the Duma Holdings Note is personally guaranteed by Kent P. Watts, our Chief Executive Officer and Michael Watts, his brother, pursuant to separate guaranty agreements (the "Guarantee Agreements"), and secured by a first priority security interest on certain real estate owned by Kent P. Watts pursuant to a Deed of Trust, Assignment of Rents and Security Agreement.

Note 12- Income Taxes

Our net loss before income taxes totaled $12,629,323 and $6,550,250 for the years ended July 31, 2015 and 2014, respectively. We recognized zero and $4,599 income tax benefit during the years ended July 31. 2015 and 2014, respectively.

The reconciliation of our income tax provision at the statutory rate to the reported income tax expense is as follows:

As of and For the Year ended July 31,	2015	2014

U.S. statutory federal rate	35.00%	35 00%
State income tax rate	0.58%	0.58%
Equity-based compensation	(0.32)%	(5.16)%
Loss on derivatives	(3.43)%	-%
Other	1.95%	(6.64)%
Net operating loss	(33.78)%	(23.70)%
Effective statutory rate	0.00%	0.08%

Our deferred income taxes reflect the net tax effects of operating loss, tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. As of July 31, 2015, the Company has provided a 100% valuation allowance on its deferred tax assets.

Components of deferred tax assets as of July 31, 2015 and 2014 are as follows:

As of and For the Year ended July 31.	2015	2014

Stock based compensation	$40,022	$338,078
Property, including depreciable property	(3,159,840)	(3,122,873)
Asset retirement obligation	3,850,232	4,168,049
Net operating loss carry-forward	9,787,622	5,596,732
Other	(277,393)	20,860
	10,240,643	7,000,846
Valuation allowance for deferred tax assets	(10,240,643)	(7,000,846)
Total deferred tax assets	$-	$-

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

We have no positions for which it is reasonable that the total amounts of unrecognized tax benefits at July 31, 2015 will significantly increase or decrease within 12 months.

Generally, our income tax years 2011 through 2015 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana and Texas which are the jurisdictions where we have our principal operations. No material amounts of the unrecognized income tax benefits have been identified to date that would impact our effective income tax rate.

As of July 31, 2015, we had approximately $27,512,641 of U.S. federal and state net operating loss carry-forward (“NOLs”) available to offset future taxable income, which begins expiring in 2027, if not utilized. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements.  The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty we will be able to realize the benefit from it.

In conjunction with the merger with HCN, we believe we incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As a result, applicable federal and state tax law places an annual limitation on the amount of NOLs that may be used. As of the filing date of this report, we have completed our Section 382 analysis in connection with the merger.

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

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding.

Previously, we were subject to Civ. Action No. 4:15-cv-00727, Hydrocarb Energy Corp., et al. v. Vincent Pasquale Scaturro; In the United States District Court for the Southern District of Texas Houston Division. Hydrocarb Energy Corp. was Plaintiff in this action, and had a claim of breach of contract against Mr. Scaturro and an application for preliminary and permanent injunction as a result of Mr. Scaturro’s violation of a Lock Up Leak-Out Agreement executed by the parties on or about December 20, 2014. Specifically, in November 2014, Pasquale V. Scaturro, the Company’s former Chief Executive Officer and Kent P. Watts, the Company’s current Chief Executive Officer and Chairman, entered into a stock purchase agreement, which was amended in December 2014, at which time certain of the adult children of Mr. Watts became party to the agreement.  Pursuant to the agreement, Mr. Watts and his children agreed to sell Mr. Scaturro the outstanding capital stock of a company which they owned which is located in Namibia which owns real estate, in consideration for 475,000 shares of common stock held by Mr. Scaturro (deliverable in tranches between December 2014 and April 2015, of which an aggregate of 75,000 had been delivered as of the date of the lawsuit below) to be transferred to Mr. Watts’ children and a promissory note in the amount of $475,000 payable to Mr. Watts.  Additionally, Mr. Scaturro also entered into a lock-up agreement, whereby he agreed to sell a maximum of 500 shares of the Company’s common stock which he holds or may hold in the future, per day, until the listing by the Company on a national exchange or NASDAQ, and thereafter to sell 5% of the ten day moving volume weighted average of shares per day, during the 24 months following the date of the December agreement. Subsequently, Kent P. Watts assigned his rights under the lock-up agreement to the Company and the lawsuit was filed by the Company seeking damages for Mr. Scaturro’s breach of contract.  In July 2015, the parties entered into a settlement agreement whereby Mr. Scaturro agreed to transfer an aggregate of 2,237,500 shares of our common stock to Kent P. Watts, (of which 300,000 shares will be transferred to Mr. Watts’ legal counsel as part of a contingent settlement of amounts owed to such legal counsel), and an aggregate of 162,500 shares of our common stock to two children of Mr. Watts; Mr. Scaturro retained 307,058 shares (the “Remaining Shares”), all interests held by Mr. Watts’ children in the Namibia company were transferred to Mr. Scaturro, and the consulting agreement which was previously in place between the Company and Mr. Scaturro was terminated.  The parties also agreed to dismiss the lawsuit and cross and counter claims with prejudice and release each other from outstanding claims and causes of actions.  Finally, Mr. Scaturro agreed to sell no more than 500 of the Remaining Shares per day until December 18, 2016.  The lawsuit has been settled in July 2015.

The General Land Office of the State of Texas (“GLO”) has asserted claims against the Company under various Miscellaneous Easements.  The GLO claims that the Company is obligated to either renew the various Miscellaneous Easements by paying a renewal fee to the GLO, or to remove any pipeline laid in the various Miscellaneous Easements.  The GLO has asserted its claims, and the company has disclaimed any obligations under the various Miscellaneous Easements.  On August 29, 2014, the Company filed a lawsuit in state district court in Chambers County, Texas asking the court to reform an assignment and assumption agreement in the property records of Chambers County.  The Company has been in discussions with the GLO in an attempt to resolve the dispute.  At this time, there is no estimate of loss with respect to this lawsuit.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of July 31, 2015, $150,000 has been recognized and is included in the balance sheet under the caption “Accounts payable and accrued expenses.”

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

In April 2015, this agreement was amended, as the Company will be handling the compression and dehydration of the gas with its own equipment. The agreement calls for ground lease, services fees, and other costs. The agreement is to continue until terminated by either party.

Rent expense during the years ended July 31, 2015 and 2014 was $175,993 and $186,463 respectively. See Note 7 – Notes Payable, for details regarding our commitments related to our future obligations.

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

During the years ended July 31, 2015 and 2014, we prepaid the fees associated with the Greenbank letters of credit for the respective year’s interest upfront and amortized these fees on a straight-line basis over their respective annual periods. The following table reflects the prepaid balances as follows:

July 31,	2015	2014

Prepaid letter of credit fees	$99,300	$101,251
Amortization	-	(8,488)
Net prepaid letter of credit fees	$99,300	$92,763

Note 14 – Additional Financial Statement Information

Other receivables

Other receivables consist of joint interest billings due to us from participants holding a working interest in oil and gas properties that we operate.  We regularly review collectability and establish or adjust an allowance for uncollectible amounts as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2015 and 2014, we have reserved $78,242 and $70,742, respectively, for potentially uncollectable other receivables.

Other current assets

Other current assets consisted of the following:

As of July 31,	2015	2014

Prepaid letter of credit fees	$99,300	$92,763
Prepaid insurance	314,889	287,743
Other prepaid expenses	1,266	63,143
Employee advance	80,000	-
Prepaid expense	30,601	-
Accrued interest income	-	2,671
Other current assets	$526,056	$446,320

Property and Equipment

Property and equipment consisted of the following:

As of July 31,		2015	2014

Furniture and fixtures	5 years	$24,085	$24,085
Marine vessels	5 years	109,742	109,742
Vehicles	5 years	40,496	40,496
Computer equipment and software	2 years	125,271	126,143
Leasehold improvements	2 years	2,087	2,087
Total property and equipment		301,681	302,553
Less accumulated depreciation		(190,971)	(135,590)
Net book value		$110,710	$166,963

Depreciation expense		$54,716	$36,894

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

As of July 31,	2015	2014

Trade payables	$3,321,118	$2,567,324
Accrued payroll	55,328	43,578
Accrued interest and fees	204,585	37,853
Revenue payable	4,449	5,790
Local taxes and royalty payable	117,753	111,699
Federal and state income taxes payable	29,431	29,431
Total accounts payable and accrued expenses	$3,732,664	$2,795,675

Note 15 – Going Concern

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

Management’s principal objective is to maximize shareholder value by, among other things, increasing production by developing its acreage, increasing profit margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base.  While management currently has no plans to discontinue or revise its business plan, recent volatility and decrease in crude oil prices may cause management to cut back on its development or acquisition plans, or otherwise revisit its business and/or its capital expenditure plan.  Continued volatility and decreases in crude oil prices may accelerate such cut back or revisions.  To combat price volatility in crude oil process and further diversify the business, management has increased its focus on the development of the Company.

Note 16 – Subsequent Events

Adar Bays, LLC and Union Capital, LLC Notes

On November 9, 2015, we sold each of Adar Bays, LLC (“Adar”) and Union Capital, LLC (“Union”), identical 8% Short Term Cash Redeemable Notes (collectively, the “Initial Notes”) in the amount of $208,000 ($416,000 in aggregate). The Initial Notes were issued pursuant to the terms of Securities Purchase Agreements dated as of the same date. In addition to the Initial Notes, we sold Adar and Union each another secured note in the amount of $208,000 each ($416,000 in aggregate)(the “Second Notes”). The purchase price of the Initial Notes was paid in cash at closing (November 10, 2015), and the purchase price of the Second Notes was each paid by way of the issuance of an offsetting $208,000 secured note issued to us by each of Adar and Union (the “Buyer Notes”). Pursuant to the Securities Purchase Agreements, Adar and Union each agreed not to sell short any shares of our common stock so long as each purchaser’s Initial Note or Second Note is outstanding. In connection with the sale of the Initial Notes, we paid $16,000 in legal fees ($8,000 to each investor) and paid $30,000 in due diligence fees ($15,000 per Initial Note), provided that substantially similar fees are payable in connection with the Second Notes in the event such Second Notes are paid by Adar and Union as described in greater detail below.

The Initial Notes accrue interest at the rate of 8% per annum and have a two year term. We are required to pre-pay the Initial Notes 180 days after the issuance date (the “Pre-Payment Date”), provided that if we fail to prepay such notes in full on the Pre-Payment Date (or before), the holders thereof have the right to convert the principal and accrued interest owed under such Initial Notes into our common stock at a 40% discount (increasing to 50% if we receive a DTC “Chill” on our common stock or upon the occurrence of certain events of default) to the lowest trading price of our common stock during the 15 trading days prior to conversion. Notwithstanding the foregoing, there is an initial soft floor of $0.30 per share on conversions, which means that in the event our common stock closes below $0.30 per share, then the applicable holder may not convert its notes for the 10 trading days immediately preceding the first time the price closes below $0.30 per share. However, in the event the price of our common stock closes above $0.30 per share in that 10 day period, the holder may again convert, without waiting the balance of the 10 days. Additionally, following the 10 day period, the applicable holder has a three day grace period to convert, even if the common stock closes below the next lower soft floor level (as described in the following sentence). This process is repeated with soft floors of $0.15 per share and $0.075 per share. At no time may the Initial Notes be converted into shares of our common stock if such conversion would result in the applicable holder and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

The Initial Notes may be prepaid, including in connection with any pre-payment on or prior to the Pre-Payment Date, with the following penalties: (i) if the Initial Notes are prepaid within 60 days of the issuance date, then at 115% of the face amount plus any accrued interest; (ii) if the Initial Notes are prepaid after 60 days after the issuance date but less than 121 days after the issuance date, then at 135% of the face amount plus any accrued interest and (iii) if the Initial Notes are prepaid after 120 days after the issuance date but on or before the Pre-Payment Date, then at 145% of the face amount plus any accrued interest. The Initial Notes may not be prepaid after the Pre-Payment Date, except with the approval of the applicable holders. Additionally, upon the occurrence of certain fundamental transactions involving the Company and its common stock, the Initial Notes are required to be redeemed in cash for 150% of the principal amount then outstanding, plus accrued and unpaid interest (provided upon the occurrence of such event, such Initial Notes may also be converted into common stock at the option of the holders).

The Initial Notes provide for customary events of default such as failing to timely make payments under the Initial Notes when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Initial Notes equal to at least four times the number of shares of common stock that could be issuable thereunder at any time (initially 1.1 million shares per Initial Note), any judgment existing against us in excess of $250,000, our common stock being delisted from an exchange (including any OTC Markets exchange), a change in the majority of our Board of Directors, us becoming delinquent in our periodic filings with the SEC, or us losing our “bid” price for our common stock, subject where applicable to our ability to cure certain defaults. Upon the occurrence of an event of default, the holders of the Initial Notes can declare the entire amount of the Initial Notes immediately due and payable, together in the event of certain defaults, additional penalties or liquidated damages totaling between an additional 10% and 50% of the outstanding principal amount of the Initial Notes, together in some cases with make-whole payments for delivery delays and other penalties. Additionally, upon the occurrence of an event of default, the interest rate of the Initial Notes increases to 24% per annum.

The Second Notes accrue interest at the rate of 8% per annum, are due on November 9, 2017 and have substantially similar terms and conditions as the Initial Notes described above (except that they include additional events of default such as us having a closing bid price less than $0.50 per share and/or having an aggregate trading value of our common stock of less than $50,000 in any five consecutive trading day period), provided that there are no prepayment penalties associated with the Second Notes, and provided further that no amounts are due under the Second Note (including interest thereon) and the Second Notes are not convertible, unless or until each investor’s applicable Buyer Note is paid in full in cash. In the event we repay a holder’s Initial Note by the Pre-Payment Date, the applicable Second Note and Buyer Note are automatically cancelled.

The Buyer Notes accrue interest at the rate of 8% per annum (which until the Buyer Notes are paid in full in cash, offset amounts due under the Second Notes) and are due on July 9, 2016, unless (a) we do not meet the “current information requirements” required under Rule 144 of the Securities Act of 1933, as amended; or (b) we provide the applicable investor at least 30 days’ notice prior to the six month anniversary of the issuance date of the Buyer Note of our intention to reject the payment of the Buyer Note, in which case the applicable holder may cross cancel its payment obligations under the applicable Buyer Note as well as our payment obligations under the offsetting Second Note. The holders may only prepay the Buyer Note with our written approval.

Pursuant to a side letter entered into with each of Adar and Union, each investor agreed to grant us an option for three 30 day conversion moratorium periods, with the first period beginning on the Pre-Payment Date, and the next two beginning 30 days and 60 days, respectively, after the end of such first period. We are able to exercise the conversion moratorium period options by notifying the applicable investor no later than 10 trading days prior to the Pre-Payment Date (or thereafter, the end of the next applicable conversion moratorium period) and by paying the applicable investor(s) $20,000 prior to five trading days before the end of the then current period (with the first such payment due at least five trading days prior to the Pre-Payment Date).

Each of Adar and Union also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC, to subordinate the repayment of the Initial Notes (and if applicable, the Second Notes) to amounts owed by us to Shadow Tree.

JSJ Investments Inc. Note

On November 9, 2015, we sold JSJ Investments Inc. (“JSJ”) an 8% Short Term Cash Redeemable Note (the “JSJ Note”) in the principal amount of $350,000. The JSJ Note accrues interest at the rate of 8% per annum and is payable on demand by JSJ at any time after November 9, 2016. We may prepay the JSJ note, together with accrued and unpaid interest, at any time prior to the 180th day after the issuance date (the “JSJ Pre-Payment Date”). Along with any prepayment, we are required to pay the following pre-payment penalties in addition to the principal amount then outstanding under the JSJ Note: until the 60th day after the issuance date, a premium of 25% of the principal amount of the note, in addition to outstanding interest; from the 61st day to the 120th day after the issuance date, premium of 35% of the principal amount of the note, in addition to outstanding interest; from the 121st day to the JSJ Pre-Payment Date, a premium of 45% of the principal amount of the note, in addition to outstanding interest; and after the JSJ Pre-Payment Date, a premium of 50% of the then outstanding principal amount of the note, plus accrued interest (provided that after the JSJ Pre-Payment Date the JSJ Note can only be prepaid with the written consent of JSJ). Upon the occurrence of any event of default under the JSJ Note the amounts due thereunder accrue interest at the rate of 18% per annum. JSJ agreed not to sell short any shares of our common stock so long as the JSJ Note is outstanding.

If we fail to prepay the JSJ Note prior to the JSJ Pre-Payment Date, JSJ has the right to convert the principal and accrued interest owed under such note into our common stock at a 40% discount to the lowest trading price of our common stock during the 15 trading days prior to conversion. Notwithstanding the foregoing, there is an initial soft floor of $0.30 per share on conversions, which means that in the event our common stock closes below $0.30 per share, then the holder may not convert its note for the 10 trading days immediately preceding the first time the price closes below $0.30 per share. However, in the event the price of our common stock closes above $0.30 per share in that 10 day period, the holder may convert, without waiting the balance of the 10 days. Additionally, following the 10 day period, the holder has a three day grace period to convert, even if the common stock closes below the next lower soft floor level (as described in the following sentence). This process is repeated with soft floors of $0.15 per share and $0.075 per share. At no time may the JSJ Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.9% (which may be increased to 9.99% with written notice from JSJ, provided such increase will not take effect for at least 61 days) of the then outstanding shares of our common stock.

We are subject to fees, penalties and in some cases liquidated damages for our failure to comply with the terms of the JSJ Note. The JSJ Note provides for customary events of default such as failing to timely make payments under the JSJ Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the JSJ Note as provided in the JSJ Note, us becoming delinquent in our periodic filings with the SEC, and if OTC Markets changes our designation to ‘No Information’ (Stop Sign), ‘Caveat Emptor’ (Skull and Crossbones), or ‘OTC’, ‘Other OTC’ or ‘Grey Market’ (Exclamation Mark Sign). Upon the occurrence of an event of default, JSJ can declare the entire amount of the JSJ Note immediately due and payable, together in the event of certain defaults, with additional penalties or liquidated damages.

Pursuant to a side letter entered into with JSJ, JSJ agreed to grant us an option for three 30 day conversion moratorium periods, with the first period beginning on the JSJ Pre-Payment Date, and the next two beginning 30 days and 60 days, respectively, after the end of such first period. We are able to exercise the options for conversion moratoriums by notifying JSJ no later than 10 trading days prior to the JSJ Pre-Payment Date (or thereafter, the end of the next applicable conversion moratorium period) and by paying the applicable investor(s) between $25,000 and $35,000 (depending on the applicable extension period) prior to five trading days before the end of the then current period (with the first such payment due at least five trading days prior to the Pre-Payment Date).

JSJ also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC, to subordinate the repayment of the JSJ Note to amounts owed by us to Shadow Tree.

Voting Agreements

On or around August 25, 2015, Kent P. Watts, our Chief Executive Officer and Chairman, entered into a voting agreement in favor of S. Chris Herndon, a member of the Board of Directors of the Company.  Pursuant to the voting agreement, Mr. Watts provided Mr. Herndon a voting proxy to vote all of the shares of common stock which Mr. Watts owned (approximately 4,946,955 shares as of his entry into the agreement) or which he may acquire in the future, to vote to elect or remove (as applicable) 66.6% of members of the Company’s Board of Directors on any stockholder vote (i.e., 2 out of 3 directors).  The voting agreement was to become effective, only if Mr. Watts had sold $1 million in securities in private transactions on or before September 21, 2015 and was to remain effective from such date, if ever, until the earlier of: (a) August 19, 2017; and (b) the due date of a certain convertible note which a company affiliated with Mr. Herndon (Duma Holdings, LLC) may choose to purchase from the Company in the future as described in greater detail above under Note 7 – Notes Payable - “Convertible Notes Payable” – “Duma Holding Convertible Promissory Note”.

On or around the same date, Christopher Watts, the nephew of Kent P. Watts, and the largest shareholder of the Company, entered into a voting agreement with Mr. Herndon on substantially similar terms as the voting agreement with Kent P. Watts described above.

As a result of Mr. Watts not selling $1 million in securities in private transactions on similar terms as described above before September 21, 2015, the voting agreements were never effective and have since expired; provided that the parties have recently confirmed their intention to amend the voting agreements to remove the prior condition to effectiveness regarding the required sale of $1 million in securities before September 21, 2015, and as such, we anticipate the voting agreements being amended after the date of this filing to remove such condition and to provide for Mr. Herndon to have voting powers under the voting agreements as described above, until such voting agreements are terminated as described above.  In the event the voting agreements are amended in the future, as is currently contemplated by the parties, Mr. Herndon will have the right to appoint 66.6% of the members of the Company’s Board of Directors.

Typenex Warrant Exercise

Effective September 8, 2015, Typenex Co-Investment, LLC (“Typenex”), exercised warrants to purchase 260,788 shares of our common stock which it held (at an exercise price of $1.17 per share. The warrants originally had (a) an exercise price of $2.25 per share, but were subsequently reduced in connection with Typenex’s anti-dilution rights to $1.17 per share and (b) provided Typenex the right to acquire 38,889 shares of common stock, but were subsequently increased to 260,788 shares of common stock in connection with Typenex’s anti-dilution rights, in a net cashless transaction. On September 18, 2015, in connection with such exercise, we issued 128,048 net shares of common stock to Typenex.

Kent P. Watts and S. Chris Herndon Convertible Subordinated Promissory Note Subscription

On September 14, 2015, Kent P. Watts, the Chief Executive Officer and Chairman of the Company subscribed for $350,000 in Convertible Subordinated Promissory Notes and on September 17, 2015 he subscribed for an additional $166,667 in Convertible Promissory Notes (collectively, the “Watts Notes”).  The Watts Notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of the holder at the beginning of each quarter), provided no principal or interest on the Watts Notes can be paid in cash until all amounts owed by the Company to its senior lender is paid in full.  In the event the stock interest rate is chosen by Mr. Watts, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis.  In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the Watts Notes.  The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%.  All principal and accrued interest on the Watts Notes is convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the Watts Notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days.  Any shares of common stock issuable upon conversion of the Watts Notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The Watts Notes have standard and customary events of default.

Previously, on August 26, 2015, Mr. S. Chris Herndon, the Company’s director purchased a Convertible Promissory Note in the amount of $100,000 with substantially similar terms as the Watts Notes (the “Herndon Note”).

First Amendment to Exchange Agreement

On July 21, 2015, Mr. Watts and the Company agreed in principle to reduce the number of total Units due to Mr. Watts to 30 Units. On September 21, 2015, Mr. Watts and the Company entered into a First Amendment to Exchange Agreement, which amended the Exchange Agreement dated June 10, 2015. Pursuant to the original terms of the Exchange Agreement, Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued, into 32 units, each consisting of (a) 25,000 shares of the restricted common stock of the Company; and (b) $100,000 in face amount of Convertible Subordinated Promissory Notes. Specifically, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and maturity date of June 10, 2018 (the "Watts Exchange Note") in connection with the Exchange Agreement. The First Amendment reduced the total Units due to Mr. Watts to 30 Units, and as such. Mr. Watts received Convertible Promissory Notes with a principal amount of $3 million and 750,000 shares of common stock in connection with the exchange originally contemplated by the Exchange Agreement.

Annual Meeting of Stockholders and Adoption of 2015 Stock Incentive Plan

The Annual Meeting of Shareholders of the Company was held on September 28, 2015 (the “Meeting”). At the Meeting, the stockholders of the Company approved the adoption of the Company’s 2015 Stock Incentive Plan (the “Plan”). The Plan was originally approved by the Board of Directors of the Company on August 17, 2015, subject to stockholder approval. The Plan provides an opportunity, subject to approval of our Board of Directors of individual grants and awards, for any employee, officer, director or consultant of the Company, except for instances where services are in connection with the offer or sale of securities in a capital-raising transaction, or they directly or indirectly promote or maintain a market for the Company’s securities, subject to any other limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is one million shares.

Certificate of Amendment Filing; Series A 7% Convertible Voting Preferred Stock and Series B Convertible Preferred Stock

Effective September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to (1) affect an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 1,000,000,000 shares; (2) affect an amendment to the Company’s Articles of Incorporation to authorize 100,000,000 shares of “blank check” preferred stock (the “Blank Check Preferred Amendment”); (3) designate 10,000 shares of Series A 7% Convertible Voting Preferred Stock (the “Series A Amendment”); and (4) designate 35,000 shares of Series B Convertible Preferred Stock (the “Series B Amendment”), each of which amendments were approved by the stockholders of the Company at the Meeting.  Previously. effective on September 21, 2015, the Company filed a Certificate of Correction with the Secretary of State of Nevada, which cancelled and rescinded in its entirety, the previously filed Series A 7% Convertible Voting Preferred Stock designation filed by the Board of Directors without stockholder approval on December 2, 2013.

Pursuant to the Blank Check Preferred Amendment, up to 100,000,000 shares of preferred stock of the Company may be issued from time to time in one or more series, each of which will have such distinctive designation or title as may be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. Preferred stock will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.

Pursuant to the Series A Amendment, the Company designated 10,000 shares of Series A 7% Convertible Voting Preferred Stock, which has a stated value of $400 per share, pays dividends at 7% per annum, is convertible into the Company’s common stock (together with accrued and unpaid dividends), at a holder’s option, at a conversion rate of $6.00 per share, and is neither redeemable nor callable. The designation provides that the Series A Preferred stockholders may vote their common stock equivalent voting power (i.e., the number of shares of common stock which the Series A Preferred stock shares convert into). The approval of the Series A Amendment was only to ratify the effect of certain prior transactions, and the Company has no current plans to issue Series A Preferred Stock at this time.

Pursuant to the Series B Amendment, the Company designated 35,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a face value of $1,000, and accrues a quarterly dividend (based on each calendar quarter), beginning on the first day of the first full month following the initial issuance date of the Series B Convertible Preferred Stock, equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”) multiplied by the face value (provided that the interest rate for the first quarter after issuance is 7% per annum). Until the end of the third calendar quarter following the initial issuance date (the “Accrual Period”), dividends accrue and are paid in additional shares of Series B Convertible Preferred Stock based on the face value of the Series B Convertible Preferred Stock (provided that any dividends representing less than the face value accrue until the next period (if they then total the face value of one share of Series B Convertible Preferred Stock) or the end of the Accrual Period when they are payable in cash). Any dividends not paid when due accrue interest at the rate of 12% per annum until paid in full. The Series B Convertible Preferred Stock has the right to participate in dividends and other non-stock distributions of the Company as if such Series B Convertible Preferred Stock had previously been converted into common stock. The Series B Convertible Preferred Stock contains a liquidation preference equal to its face value, which takes priority over the securities of the Company other than, the Series A Preferred Stock, amounts owed by the Company to Shadow Tree Capital Management, LLC, and other lenders under the Company’s senior credit facility, as well as any future debt used to refinance, repay or supplement the senior credit facility, capital leases, senior debt in place as of the original issuance date of the Series B Convertible Preferred Stock and any other securities which the Company may determine to provide first priority interests to in the event of a liquidation of the Company, provided that the Series B Convertible Preferred Stock shall always have a liquidation preference over the common stock.

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

Automatic Conversion of Convertible Notes Sold As Part of Units

In connection with the September 28, 2015, designation of our Series B Convertible Preferred Stock, all outstanding Convertible Promissory Notes sold in connection with our offering of “Units”, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000, automatically converted into shares of Series B Convertible Preferred Stock as described below.  The Convertible Notes were convertible into common stock of the Company at any time at the holder’s option at a conversion price of $4 per share, and were automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015.  In connection with such automatic conversion, a total of $3 million in Convertible Notes held by our Chief Executive Officer and Chairman, Kent P. Watts, and a total of $50,000 in Convertible Notes held by David L. Gillespie automatically converted into an aggregate of 3,050 shares of our Series B Convertible Preferred Stock (with Mr. Watts receiving 3,000 shares and Mr. Gillespie receiving 50 shares).

Typenex Co-Investment, LLC Convertible Note

On October 19, 2015, and effective October 16, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Note”) to Typenex Co-Investment, LLC (“Typenex”) in the amount of $1,730,000. The Typenex Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Note included a $475,000 original issuance discount and also included $5,000 which went to pay Typenex’s legal fees in connection with the transaction. Additionally, a total of $263,011 of the purchase price of the Typenex Note was paid by way of the forgiveness by Typenex of amounts owed by us to Typenex under a Secured Convertible Promissory Note in the original principal amount of $350,000 which we sold to Typenex in March 2015 (provided the warrants granted to Typenex in connection with the prior March 2015 transaction remain outstanding). As a result, we received a total of $986,990 in cash in connection with the sale of the Typenex Note.

The Typenex Note is due on April 19, 2016 and no interest accrues on the Typenex Note unless an event of default occurs thereunder. The note is convertible into common stock, as discussed below, only if an event of default under the note occurs and is not cured pursuant to the terms of the note.  Following an event of default, the note accrues interest at the rate of 22% per annum (subject to applicable usury laws) until paid in full. We have the right to pre-pay the Typenex Convertible Note prior to maturity, provided that we pay $1,492,500 on or before 90 days after the date the note is issued; $1,611,250 after 90 days, but before 135 days, after the note is issued; and the full amount of the note, $1,730,000, between the date that is 135 days after the note is issued and maturity.

The amounts owed under the Typenex Note were secured by a Stock Pledge Agreement (the “Pledge Agreement”) whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman (“CW Navigation”), pledged two million one hundred thousand (2,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below 1.5 times the then balance of the note (initially $2,595,000), at any time after November 1, 2015, it constitutes a default of the Typenex Note. From the date of funding until November 1, 2015 (and at any time thereafter at the request of Typenex), CW Navigation or its affiliates can pledge additional shares to bring the required value of the shares pledged above the minimum collateral value threshold or to over-collateralize the note. Subsequent to the closing, KW Navigation has pledged an additional one million (1,000,000) collateral shares to Typenex under the Pledge Agreement to bring the required value of the shares pledged above the required minimum collateral value threshold.

The Typenex Note provides for customary events of default such as failing to timely make payments under the Typenex Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Typenex Note equal to at least three times the number of shares of common stock that could be issuable thereunder at any time (initially 3 million shares), failing to repay all of our currently outstanding variable rate convertible securities within thirty days of the date of the note, failing to repay our senior creditor (Shadow Tree, as defined below) by the maturity date of the Typenex Note or alternatively, failing to receive Shadow Tree’s consent to repay the Typenex Note at maturity in cash, and in the event the value of the securities pledged pursuant to the Pledge Agreement (as discussed above) falls below the required value after November 1, 2015, subject where applicable to our ability to cure certain defaults. Additionally, it is an event of default under the note in the event we fail to repay all of our outstanding variable securities within 30 days of the date of the note (the “Variable Security Payment Date”) or in the event we have any outstanding variable securities after such Variable Security Payment Date.

At any time following an uncured event of default, Typenex has the right to convert any or all of the outstanding principal amount of the note into our common stock. The conversion price of the Typenex Note is 80% of the five lowest closing bid prices of our common stock on the 20 trading days prior to any conversion, provided that if the average of such closing bid prices is below $0.75 per share, the conversion rate is decreased by 5% (to 75%), and provided further that the conversion rate is decreased by an additional 5% if we are not DWAC eligible at any time or DTC eligible at any time (for up to an aggregate of an additional 10% decrease in the conversion rate). Finally, in the event certain defaults (defined as major defaults under the note) occur, the conversion rate may be decreased by up to an additional 15% (an additional 5% decrease in the conversion rate per the occurrence of the first three major defaults). Typenex also has the right upon the occurrence of an event of default to require us to repay in full the amount owed under the note by providing us written notice. Additionally, upon the occurrence of certain events of default as described in the Typenex Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Note.

At no time may the Typenex Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us. Additionally, and at no time may pledged shares be received by Typenex pursuant to the terms of the Pledge Agreement, which would result in Typenex and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We are subject to various fees and penalties under the Typenex Note for our failure to timely deliver shares due upon any conversion. The Typenex Note also includes various restrictions on our ability to enter into subsequent variable rate security transactions following the date thereof.

Typenex also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC (“Shadow Tree”), to subordinate the repayment of the Typenex Note to amounts owed by us to Shadow Tree.

We intend to use the proceeds raised from the sale of the Typenex Note to payoff amounts owed to under our variable rate convertible note held by KBM Worldwide, Inc. in the amount of $575,464, for the partial payment of amounts owed under our variable rate convertible note held by JMJ Financial with a balance of $373,333, and for other general corporate purposes, with the goal of having these completed by the end of November 2015.

Additional Subsequent Events

In August 2015, the Company transferred the 39% working interest in certain Namibian oil and gas concessions then held by Namibia Exploration, Inc., the Company’s wholly-owned subsidiary to Hydrocarb Namibia Energy (Pty) Limited, also the Company’s wholly-owned subsidiary, to consolidate ownership of such working interests in Hydrocarb Namibia Energy (Pty) Limited.

In August 2015, the Company issued 60,000 Form S-8 registered shares to James W. Christian, a partner at Christian Smith & Jewell, the Company’s legal counsel, in consideration for legal fees owed.

In August 2015, the Company entered into a non-exclusive placement agent agreement with a placement agent in connection with its private offering of convertible notes.  The placement agent never sold any securities for the Company and the agreement was subsequently terminated without any consideration being paid to the placement agent.

From August to September 2015, the Company sold $1,740,832 in Convertible Subordinated Promissory Notes (including $83,333 in notes sold to Clint Summers who was a director of the Company from September 7, 2015 until his untimely death shortly thereafter; $32,500 in notes sold to Brian Kenny, who is the nephew of the Company’s Chief Executive Officer and Chairman; $100,000 to the Company’s director, S. Chris Herndon; and $516,667 to entities owned or controlled by Kent P. Watts, the Company’s Chief Executive Officer and Chairman). The notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of each holder at the beginning of each quarter), provided no principal or interest can be paid in cash until all amounts owed by the Company to its senior lender is paid in full.  In the event the stock interest rate is chosen by the holder, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis.  In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the note.  The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%.  All principal and accrued interest on the notes are convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days.  Any shares of common stock issuable upon conversion of the notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The notes have standard and customary events of default.

In September 2015, the Company issued 1,000,000 shares of restricted common stock to Snap or Tap Productions, LLC in consideration for agreeing to provide two years of public relations and investor awareness services to the Company.  The shares are fully vested upon issuance. The fair value of the shares was $1,480,000.

In September 2015, GBE received an extension of a prior Term Pooling Agreement relating to 1,280 acres of land in Chambers County, Texas. As extended the Term Pooling Agreement now expires on December 3, 2017.

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

Proved reserves represent estimated quantities of natural gas and crude oil that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made. The oil price as of July 31, 2015 and 2014 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) posted price which equates to $64.94 and $100.11 per barrel, respectively. The gas price as of July 31, 2015 and 2014 is based on the 12-month un-weighted average of the first of the month prices of the NYMEX (Cushing, OK WTI) spot price which equates to $3.25 and $4.10 per MMbtu, respectively. The base prices were adjusted for heating content, premiums and product differentials based on historical revenue statements. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States; specifically, primarily in on-shore and off-shore Texas.

The following table illustrates our estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by third party reservoir engineers. Our proved reserves are located in the United States of America, our home country.

Proved Reserves

	Oil (Barrels)	Gas (Mcf)	Total (Mcfe)
Balance – July 31, 2013	659,700	12,730,390	16,688,590
Revisions of previous estimates	422,261	4,477	2,538,043
Sale of reserves in place	(17,750)	(529,937)	(636,437)
Production	(42,436)	(173,569)	(428,185)
Balance – July 31, 2014	1,021,775	12,031,361	18,162,011
Revisions of previous estimates	1,051,419	6,285,180	12,593,693
Production	(55,604)	(152,981)	(486,605)
Balance – July 31, 2015	2,017,590	18,163,560	30,269,100

During the year ended July 31, 2015, the Company increased estimated reserves reported under the line items “Revisions of previous estimates” due to an increase in certain previously estimated reserves in the Galveston Bay, Texas properties. When we acquired Galveston Bay Energy LLC in 2011, the Company had over 100 well-bores that had been shut in and scheduled for potential plugging and abandonment. Since the date of the acquisition, our technical staff undertook a review of the old well logs and other technical data associated with such review to identify additional undeveloped oil reserves in these leases. All increases in proved undeveloped reserves are due to the re-evaluation of previously available technical data associated with such review. We have not obtained new technical data. We believe that the new interpretations and reevaluations better reflect the underlying technical data. Completion of successful wells in both the Fisher Reef and Red Fish Reef Field resulted in additional behind pipe and proved underdeveloped reserves for the year ended July 31, 2015.

Proved Reserves as of July 31, 2015	Oil (Barrels)	Gas (Mcf)	Total (Mcfe)

Proved developed producing	357,760	2,077,760	4,224,320
Proved developed non-producing	488,570	7,745,820	10,677,240
Proved undeveloped	1,171,260	8,339,980	15,367,540
Total proved reserves	2,017,590	18,163,560	30,269,100

Proved Reserves as of July 31, 2014	Oil (Barrels)	Gas (Mcf)	Total (Mcfe)

Proved developed producing	200,981	969,940	2,175,826
Proved developed non-producing	212,320	4,813,192	6,087,112
Proved undeveloped	608,474	6,248,229	9,899,073
Total proved reserves	1,021,775	12,031,361	18,162,011

Proved developed producing and proved developed non-producing reserves increased from July 31, 2014 to July 31, 2015 as a result of changes in estimates, based on current information.  The increase in proved undeveloped reserves was a result of an increase in certain previously estimated reserves in the Galveston Bay, Texas property.

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

For the year ended July 31,	2015	2014

Unevaluated properties	$2,260,912	$2,119,769
Evaluated properties	19,578,916	19,153,125
Less impairment	(373,335)	(373,335)
	21,466,493	20,899,559
Less depreciation, depletion, and amortization	(4,381,912)	(3,491,420)
Net capitalized cost	$17,084,581	$17,408,139

Costs Incurred in Oil and Gas Activities

Costs incurred in property acquisition, exploration and development activities for the year ended July 31, 2015 were as follows:

	Total	Namibia	USA
Property acquisition
Unproved	$141,143	$141,143	$-
Proved	-	-	-
Exploration	38,762	-	38,762
Drilling and development costs	2,232,748	-	2,232,748
Changes in ARO	(139,183)		(139,183)
Cost recovery	(1,706,539)		(1,706,539)
Total costs incurred	$566,931	$141,143	$425,788

Costs incurred in property acquisition, exploration, and development activities for the year ended July 31, 2014 were as follows:

	Total	Namibia	USA
Property acquisition
Unproved	$821,665	$821,665	$-
Proved	13	-	13
Exploration	238,112	173,299	64,813
Drilling and development costs	(6,334)	-	(6,334)
Changes in ARO	(105,015)	-	(105,015)
Cost recovery	(658,195)	-	(658,195)
Total costs incurred	$290,246	$994,964	$(704,718)

Costs Excluded

Our excluded costs as of July 31, 2015 and 2014 relate to costs incurred in the concession acquired in Namibia, Africa. The concession provides for a multi-year exploration program as described in Note 3 – Oil and Gas Properties.  The program provides that an initial well be drilled by September 2017.  Accordingly, we anticipate including the excluded costs in the amortization base within the next four to five years.  All costs that were excluded as of July 31, 2015 and 2014 were as follows, and were incurred during the respective years noted below.

Costs Excluded by Year Incurred

As of July 31,	2015	2014

Property acquisition	$141,143	$821,665
Exploration	-	173,299
Total	$141,143	$994,964

Changes in Costs Excluded by Country

	Namibia	USA

Balance at July 31, 2013	$1,124,805	$-
Additional Cost Incurred	994,964	-
Balance at July 31, 2014	2,119,769	-
Additional Cost Incurred	141,143	-
Balance at July 31, 2015	$2,260,912	$-

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

Under the Standardized Measure, the future cash inflows were estimated by applying the un-weighted 12-month average of the first day of the month cash price quotes, except for volumes subject to fixed price contracts, to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. The reserve report, as prepared by an independent consulting petroleum engineer and incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K to which these financial statements are included, filed for the year ended July 31, 2015, did not include all future plugging and abandonment costs. Therefore, the Company made adjustments for these costs in its computations of the Standardized Measure.  All proved reserves are located in the United States of America.

The Standardized Measure is as follows:

For the year ended July 31,	2015	2014

Future cash inflows	$206,774,120	$159,283,690
Future production costs	(71,055,710)	(54,437,098)
Future development costs	(56,321,551)	(43,054,816)
Future income tax expenses	(27,788,901)	(21,627,122)
	51,607,958	40,164,654
10% annual discount for estimated timing of cash flows	(22,718,796)	(15,807,988)
Future net cash flows at end of year	$28,889,162	$24,356,666

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for our proved oil and natural gas reserves during each of the years in the two year period ended July 31, 2015:

	2015	2014

Standardized measure of discounted future net cash flows at beginning of year	$24,356,666	$6,352,793
Net changes in prices and production costs	(21,776,026)	20,980,014
Changes in estimated future development costs	(7,426,468)	(764,412)
Sales of oil and gas produced, net of production costs	819,396	(151,783)
Discoveries and extensions	-	-
Purchases of minerals in place	-	-
Sales of minerals in place	-	(2,228,023)
Revisions of previous quantity estimates	31,608,990	8,885,117
Development costs incurred	-	-
Change in income taxes	(2,440,575)	(9,694,393)
Accretion of discount	3,747,179	977,353
Standardized measure of discounted future net cash flows at year end	$28,889,162	$24,356,666

The following schedule includes only the revenues from the production and sale of gas, oil, condensate and NGLs. The income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depletion, depreciation and amortization allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

Results of Operations for Producing Activities

For the year ended July 31,	2015	2014

Net revenues from production	$3,941,541	$5,065,096

Expenses
Lease operating expense	4,762,854	4,913,313
Accretion	993,579	1,043,928
Operating expenses	5,756,433	5,957,241

Depletion and amortization	890,491	873,942
Total expenses	6,646,924	6,831,183

Income before income tax	(2,705,383)	(1,766,087)
Income tax expense		-
Results of operations	$(2,705,383)	$(1,766,087)

Depletion and amortization rate per net equivalent Mcfe	$1.83	$2.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure, due to the deficiencies in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

As of July 31, 2015, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. We utilized the original (1992) COSO Framework to conduct our assessment.  Based on that evaluation, we concluded that, as of July 31, 2015, our internal controls and procedures were not effective to detect the inappropriate application of accounting principles generally accepted in the United States of America as more fully described below. This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) while the Company has implemented written policies and procedures for accounting and financial reporting with respect to the requirements and application of Generally Accepted Accounting Principles (GAAP) and SEC disclosure requirements, we have not conducted a formal assessment of whether the policies that have been implemented address the specific risks of misstatement; accordingly, we could not conclude whether the control activities are designed effectively nor whether they operate effectively; and (2) we do not have an effective mechanism for monitoring the system of internal controls.

Management believes that the material weaknesses set forth above did not have a material adverse effect on our financial results for the year ended July 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 13, 2015, on November 9, 2015, we sold Adar Bays, LLC (“Adar”) and Union Capital, LLC (“Union”), identical 8% Short Term Cash Redeemable Notes (collectively, the “Initial Notes”) in the amount of $208,000 ($416,000 in aggregate). In addition to the Initial Notes, we sold Adar and Union each another secured note in the amount of $208,000 each ($416,000 in aggregate)(the “Second Notes”). The purchase price of the Initial Notes was paid in cash at closing (November 10, 2015), and the purchase price of the Second Notes was each paid by way of the issuance of an offsetting $208,000 secured note issued to us by each of Adar and Union (the “Buyer Notes”). The Initial Notes accrue interest at the rate of 8% per annum and have a two year term. We are required to pre-pay the Initial Notes, together with applicable pre-payment penalties, 180 days after the issuance date (the “Pre-Payment Date”), provided that if we fail to prepay such notes in full on the Pre-Payment Date (or before), the holders thereof have the right to convert the principal and accrued interest owed under such Initial Notes into our common stock at a 40% discount (increasing to 50% if we receive a DTC “Chill” on our common stock or upon the occurrence of certain events of default) to the lowest trading price of our common stock during the 15 trading days prior to conversion. Notwithstanding the foregoing, there is an initial soft floor of $0.30 per share on conversions, which means that in the event our common stock closes below $0.30 per share, then the applicable holder may not convert its notes for the 10 trading days immediately preceding the first time the price closes below $0.30 per share. However, in the event the price of our common stock closes above $0.30 per share in that 10 day period, the holder may again convert, without waiting the balance of the 10 days. Additionally, following the 10 day period, the applicable holder has a three day grace period to convert, even if the common stock closes below the next lower soft floor level (as described in the following sentence). This process is repeated with soft floors of $0.15 per share and $0.075 per share (collectively, the “Conversion Floors”). At no time may the Initial Notes be converted into shares of our common stock if such conversion would result in the applicable holder and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

The Initial Notes provide for customary events of default such as failing to timely make payments under the Initial Notes when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Initial Notes equal to at least four times the number of shares of common stock that could be issuable thereunder at any time (initially 1.1 million shares per Initial Note), any judgment existing against us in excess of $250,000, our common stock being delisted from an exchange (including any OTC Markets exchange), a change in the majority of our Board of Directors, us becoming delinquent in our periodic filings with the SEC, or us losing our “bid” price for our common stock, subject where applicable to our ability to cure certain defaults. Upon the occurrence of an event of default, the holders of the Initial Notes can declare the entire amount of the Initial Notes immediately due and payable, together in the event of certain defaults, additional penalties or liquidated damages totaling between an additional 10% and 50% of the outstanding principal amount of the Initial Notes, together in some cases with make-whole payments for delivery delays and other penalties. Additionally, upon the occurrence of an event of default, the interest rate of the Initial Notes increases to 24% per annum.

The Second Notes accrue interest at the rate of 8% per annum, are due on November 9, 2017 and have substantially similar terms and conditions as the Initial Notes described above (except that they include additional events of default such as us having a closing bid price less than $0.50 per share and/or having an aggregate trading value of our common stock of less than $50,000 in any five consecutive trading day period), provided that there are no prepayment penalties associated with the Second Notes, and provided further that no amounts are due under the Second Note (including interest thereon) and the Second Notes are not convertible, unless or until each investor’s applicable Buyer Note is paid in full in cash. In the event we repay a holder’s Initial Note by the Pre-Payment Date, the applicable Second Note and Buyer Note are automatically cancelled.

The Buyer Notes accrue interest at the rate of 8% per annum (which until the Buyer Notes are paid in full in cash, offset amounts due under the Second Notes) and are due on July 9, 2016, unless (a) we do not meet the “current information requirements” required under Rule 144 of the Securities Act; or (b) we provide the applicable investor at least 30 days’ notice prior to the six month anniversary of the issuance date of the Buyer Note of our intention to reject the payment of the Buyer Note, in which case the applicable holder may cross cancel its payment obligations under the applicable Buyer Note as well as our payment obligations under the offsetting Second Note. The holders may only prepay the Buyer Note with our written approval.

Pursuant to a side letter (the “Side Letter”) entered into with each of Adar and Union, each investor agreed to grant us an option for three 30 day conversion moratorium periods, with the first period beginning on the Pre-Payment Date, and the next two beginning 30 days and 60 days, respectively, after the end of such first period. We are able to exercise the conversion moratorium period options by notifying the applicable investor no later than 10 trading days prior to the Pre-Payment Date (or thereafter, the end of the next applicable conversion moratorium period) and by paying the applicable investor(s) $20,000 prior to five trading days before the end of the then current period (with the first such payment due at least five trading days prior to the Pre-Payment Date).

Each of Adar and Union also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC, to subordinate the repayment of the Initial Notes (and if applicable, the Second Notes) to amounts owed by us to Shadow Tree.

On November 12, 2015, we sold JSJ Investments Inc. (“JSJ”) an 8% Short Term Cash Redeemable Note (the “JSJ Note”) in the principal amount of $350,000. The JSJ Note accrues interest at the rate of 8% per annum and is payable on demand by JSJ at any time after November 9, 2016. We may prepay the JSJ note, together with accrued and unpaid interest, at any time prior to the 180th day after the issuance date (the “JSJ Pre-Payment Date”). Along with any prepayment, we are required to pay the following pre-payment penalties in addition to the principal amount then outstanding under the JSJ Note: until the 60th day after the issuance date, a premium of 25% of the principal amount of the note, in addition to outstanding interest; from the 61st day to the 120th day after the issuance date, premium of 35% of the principal amount of the note, in addition to outstanding interest; from the 121st day to the JSJ Pre-Payment Date, a premium of 45% of the principal amount of the note, in addition to outstanding interest; and after the JSJ Pre-Payment Date, a premium of 50% of the then outstanding principal amount of the note, plus accrued interest (provided that after the JSJ Pre-Payment Date the JSJ Note can only be prepaid with the written consent of JSJ). Upon the occurrence of any event of default under the JSJ Note the amounts due thereunder accrue interest at the rate of 18% per annum. JSJ agreed not to sell short any shares of our common stock so long as the JSJ Note is outstanding.

If we fail to prepay the JSJ Note prior to the JSJ Pre-Payment Date, JSJ has the right to convert the principal and accrued interest owed under such note into our common stock at a 40% discount to the lowest trading price of our common stock during the 15 trading days prior to conversion, subject to the Conversion Floors. At no time may the JSJ Note be converted into shares of our common stock if such conversion would result in JSJ and its affiliates owning an aggregate of in excess of 4.9% (which may be increased to 9.99% with written notice from JSJ, provided such increase will not take effect for at least 61 days) of the then outstanding shares of our common stock.

We are subject to fees, penalties and in some cases liquidated damages for our failure to comply with the terms of the JSJ Note. The JSJ Note provides for customary events of default such as failing to timely make payments under the JSJ Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the JSJ Note as provided in the JSJ Note, us becoming delinquent in our periodic filings with the SEC, and if OTC Markets changes our designation to ‘No Information’ (Stop Sign), ‘Caveat Emptor’ (Skull and Crossbones), or ‘OTC’, ‘Other OTC’ or ‘Grey Market’ (Exclamation Mark Sign). Upon the occurrence of an event of default, JSJ can declare the entire amount of the JSJ Note immediately due and payable, together in the event of certain defaults, with additional penalties or liquidated damages.

We also entered into a side letter agreement with JSJ with substantially similar terms as the Side Letter (except that payments range between $25,000 and $35,000 depending on the applicable extension period) and JSJ also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC, to subordinate the repayment of the JSJ Note to amounts owed by us to Shadow Tree.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Kent P. Watts	57	Chief Executive Officer and Chairman
Charles F. Dommer	61	President and Chief Operating Officer
Christine P. Spencer	59	Chief Accounting Officer
S. Chris Herndon	55	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Kent P. Watts, Chief Executive Officer and Chairman

Mr. Watts was appointed to the Board of Directors and as Chairman on October 11, 2013. On August 8, 2014, the Board of Directors appointed Mr. Watts as Chief Executive Officer. Mr. Watts is currently and has been Chairman and Chief Executive Officer of Hydrocarb Corporation (our wholly-owned subsidiary) since November 2009. Between June 1997 and October 2009 he was the founder, Chairman, and Chief Executive Officer for Hyperdynamics Corporation (OTCQX:HDY)(“Hyperdynamics”), an exploration and production company and prior to that an information technology services company. In 2006, Mr. Watts became the Founder and Chairman of American Friends of Guinea (AFG), a non-profit organization. He remains Chairman of AFG. Prior to June 1997, Mr. Watts served as Chairman, President and Chief Executive Officer of several companies in varying fields such as information technology services and computer manufacturing.  From 1983 to 1987, Mr. Watts provided advisory and public accountancy and advisory services. He holds a BBA from the University of Houston and he is a licensed Certified Public Accountant and Real Estate Broker in the State of Texas.

Director Qualifications:

Mr. Watts has extensive business experience as a successful entrepreneur and has been active in the oil and natural gas industry since 2002.  He has been the Chairman, board member, CFO, and Chief Executive of various public companies since 1996 and as founder, Chairman, and CEO, led Hyperdynamics Corporation to be listed on the NYSE MKT in 2005.  Between 2002 and 2006, he also led Hyperdynamics to acquire one of the largest exploration blocks ever off the coast of the Republic of Guinea in western Africa.  Mr. Watts left Hyperdynamics in 2009 to start Hydrocarb Corporation and secured a 21,000 square kilometer onshore block in Namibia in 2011.  Mr. Watts plays a key role in the executive management and implementation of strategic initiatives and problem resolution at the Company.  We believe that Mr. Watts is qualified to serve as a director.

Charles F. Dommer, President and Chief Operating Officer

Charles F. Dommer was appointed President and Chief Operating Officer of the Company on October 27, 2013.  Mr. Dommer is an exploration and development executive with 35 years of managerial positions for international and domestic oil and gas exploitation, exploration and acquisitions.  Mr. Dommer has managed many major projects in the competitive arena of oil and gas exploration and development. From December 2010 until present, Mr. Dommer has served as the Vice President of Exploration and Development for Hydrocarb Corporation.  From January 2000 to December 2010, Mr. Dommer served as President of Trans Global Engineering, Inc., of Denver, Colorado, primarily directing production operations as Chief Geologist (Vice President of Exploration and Production) for Lukoil-AIK in Russia.  Mr. Dommer’s past experience includes Senior Geologist at Phillips Petroleum Company, located in Texas, and the establishment of a Geology and Reservoir Engineering Department in Siberia as Chief Geologist (Vice President of Exploration and Production) for Occidental Petroleum Joint Venture, Vanyoganneft.  Mr. Dommer has a B.S. Geology degree from Arizona State University.

Christine P. Spencer, Chief Accounting Officer

On June 13, 2014, Christine P. Spencer was appointed Chief Accounting Officer of the Company. Ms. Spencer has been the controller of Hydrocarb Energy Corp. since February of 2013.  Ms. Spencer’s prior work history before joining Hydrocarb Energy Corp. are as follows: from October 2010 to July 2012, she was controller of Platinum Pressure Pumping, an oilfield service company; prior to that, from November 2009 to October 2010, she served as controller of Holden Roofing Company, a residential and commercial roofing company; and from April 2008 through August 2009, Ms. Spencer was the Chief Financial Officer for David Powers Homes, a residential building contractor.  Ms. Spencer is a certified public accountant in Texas and has over 37 years of public and private accounting experience.  Ms. Spencer has a Bachelor’s of Science degree in Accountancy, with High Honors from the University of Illinois.

S. Chris Herndon, Director

Mr. Herndon has been a director of the Company since October 11, 2012.  Mr. Herndon is an experienced financial and management professional with more than 30 years of experience. Currently, Mr. Herndon serves as Partner of Cyrus Partners, an investment company focusing on the energy, healthcare, and real estate sectors. Beginning in 2002 through 2011, Mr. Herndon served as Chief Financial Officer and Partner of AppOne, a financial technology company designed to serve the auto finance industry. From 1996 to 2001, Mr. Herndon served as CEO and Partner of The Mattress Firm, growing the organization from 100 stores to 275 stores before selling the firm to Bain Capital. Mr. Herndon was also a Registered Investment Advisor with Malachi Financial Services from 1994 to 1996. From 1983 to 1994, Mr. Herndon served as Chief Financial Officer and Controller of Duer Wagner and Co., an oil and gas operator in Texas. From 1982 to 1983 he served as a Public Accountant with Price Waterhouse.

Mr. Herndon is a graduate of Texas Christian University where he earned his Bachelor of Business Administration and Accounting, after which he became a Certified Public Accountant (CPA) in 1985. He is actively involved with several charities locally and internationally.

Director Qualifications:

Mr. Herndon has extensive experience in the business world in general. He also has extensive practical knowledge of doing business in Texas and the United States. In addition, we believe Mr. Herndon demonstrates personal and professional integrity, ability, judgment, and effectiveness in serving the long-term interests of the Company’s stockholders.  As a result of the above, we believe that Mr. Herndon is qualified to serve as a director.

Director Qualifications

The Board of Directors believes that each of our directors is highly qualified to serve as a member of the Board of Directors. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board of Directors. When evaluating candidates for election to the Board of Directors, the Board of Directors seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Term of Office

Our directors are appointed for a one-year term to hold office until their respective successors are duly elected and qualified. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

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

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

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

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.  The Board of Directors exercises direct oversight of strategic risks to the Company, including reviewing and assessing the Company’s processes to manage business and financial risk and financial reporting risk; reviewing the Company’s policies for risk assessment and assessing steps management has taken to control significant risks; overseeing risks relating to compensation programs and policies; recommending the slate of director nominees for election at the annual stockholder meetings; reviewing, evaluating and recommending changes to the Company’s corporate governance guidelines; and establishing the process for conducting the review of the Chief Executive Officer’s performance.  The Company is currently searching for two additional independent directors to assist with these processes and plans to form an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee in the future when the Company has added additional independent members of the Board of Directors.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

The Company had 35 official meetings of the Board of Directors of the Company during the last fiscal year ending July 31, 2014 and 36 meetings during the fiscal year ended July 31, 2015.  Each director attended at least 75% of the total number of meetings of the Board. The Company has not adopted a policy requiring its directors to attend its annual meeting of stockholders. Mr. Watts attended the Company’s 2015 Annual Meeting of Stockholders; however, Mr. Herndon had a prior engagement and was unable to attend.

Committees of the Board

On February 19, 2014, the Company adopted committee charters for an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee (the “Committees”).  However, as the Company only has one independent director and only two total directors at this time, no members of the Board of Directors have been appointed to such Committees to date.  Until such time as the Company appoints members to the Committees, the Committees have no authority, and all functions of such Committees are instead performed by the full Board of Directors. Because the Committees currently have no members and no authority, the description of the charters of each of the Committees has not been included herein; however, the charters of each Committee as adopted by the Board of Directors are set forth on our corporate website (hydrocarb.com), under “About” – “Corporate Governance”.  The Company plans to file a Form 8-K at such time, if ever, as the Company appoints any members of its Board of Directors to any of the Committees and further plans to file applicable Committee Charters with the SEC at that time.

Stockholder Communications with the Board

Our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our non-executive Secretary, Kathi Brogdon, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular board member or members, the communication will be forwarded to a board member to bring to the attention of the Board of the Directors.

Director Independence

The Board of Directors annually determines the independence of each director and nominee for election as a director. In assessing director independence, the Board of Directors considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Our Board of Directors has determined that Mr. Herndon is an independent director as defined under Rule 10A-3 of the Exchange Act.

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

We revised the Code of Conduct during the year ended July 31, 2013.  A copy of our Code of Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended July 31, 2013, filed with the Securities and Exchange Commission on November 12, 2013.

We intend to disclose any amendments to our Code of Conduct and any waivers with respect to our Code of Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.hydrocarb.com, within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Conduct to any such officers or employees to date.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of certain of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2015, except as follows:

Name	Number of forms filed late	Number of Transactions reported late

Kent P. Watts	6	2
Pasquale Scaturro	4	0
S. Chris Herndon	5	0
KW Navigation Inc. (1)	1	0
CW Navigation Inc. (1)	1	0
KD Navigation Inc. (1)	1	0
Charles F. Dommer	1	0

(1)	Companies owned 100% by Christopher Watts, nephew of our current CEO and Chairman.

Pursuant to SEC rules, we are not required to disclose in this annual report any failure to timely file a Section 16(a) report that has been disclosed by us in a prior proxy statement or annual report.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Accounting Officer (as well as persons with respect to whom disclosure would have been required had they been serving in such roles as of the end of the applicable fiscal years) and the two most highly compensated officers other than the Chief Executive Officer and Chief Accounting Officer (collectively, our “Named Executive Officers”) during our fiscal years ended July 31, 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (2)	All Other Compensation	Total (1)

Kent P. Watts (3)	2015	$96,154	$-	$12,000	$-	$108,154
CEO and Chairman	2014	$-	$-	$14,621	$-	$14,621
Christine P. Spencer (4)	2015	$160,085	$35,000	$-	$-	$195,085
Chief Accounting Officer	2014	$132,923	$-	$144,000	$-	$276,923
Craig Alexander	2015	$200,123	$45,000	$-	$-	$245,123
Vice President, non-executive officer	2014	$185,000	$-	$185,000	$-	$370,000
Pasquale V. Scaturro	2015	$6,923	$-	$-	$50,000	$56,923
Former CEO (5)	2014	$75,257	$-	$23,518	$-	$98,775
Tyler W. Moore	2014	$20,584	$-	$152,369	$-	$172,953
Former CFO (6)
Charles F. Dommer	2015	$180,200	$20,000	$-	$-	$200,200
President and COO (7)	2014	$99,205	$-	$13,320	$-	$112,525
Jeremy G. Driver (8)	2014	$111,724	$-	$-	$-	$111,724
Former President and CEO
Sarah Berel-Harrop (9)	2014	$162,163	$-	$-	$-	$162,163
Former Secretary, Treasurer & CFO
Steven L. Carter (10)	2014	$65,718	$-	$-	$-	$65,718
Former Vice President, Operations

(1)  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  None of our executive officers received any Option Awards, Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

(2) Represents the fair value of the grant of shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3) Appointed as Chief Executive Officer on August 8, 2014.  Stock Award compensation for fiscal 2014 is in consideration for services to the Board of Directors.

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

(10) Mr. Carter’s employment as Vice President Operations was terminated effective August 30, 2013.

Compensation of Directors

Our directors, including Mr. Watts, our executive director, and Mr. S. Chris Herndon, who is our non-executive director, receive the following compensation for their service on the Board of Directors:

●	$12,000 per quarter, with $4,000 payable in stock (based on the average trading price of all trading days during the applicable quarter) for each non-executive member of the Board of Directors and $8,000 per quarter, with $4,000 payable in stock (based on the average trading price of all trading days during the applicable quarter) for each executive member of the Board of Directors,

●	$2,000 per year for serving as a committee chair (assuming committees of the Board of Directors are formed in the future),

●	Meeting fees of $2,000 per meeting for any board meetings other than four quarterly regular meetings, and

●	Meeting fees of $1,500 per meeting for any committee meetings other than four quarterly regular meetings.

The following table provides information regarding compensation during the year ended July 31, 2015 earned by directors who are not executive officers.  The compensation of our directors who are executive officers is disclosed in the “Summary Compensation” Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

S. Chris Herndon	$12,000	$112,500	$12,000	$136,300

*	The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation, or Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Outstanding Equity Awards at Year Ended July 31, 2015

As of July 31, 2015, no Executive Officer had any outstanding equity awards outstanding.  No Executive Officers had any stock options outstanding which were exercisable or unexercisable as of July 31, 2015.  Additionally, no Named Executive Officers had any unearned securities awards outstanding as of July 31, 2015.

Employment, Consulting and Services Agreements

The following is a summary of the material terms of the employment, consulting or services agreements we have entered into with our officers and employees.

Kent P. Watts Employment Agreement

On March 9, 2015, and effective as of January 20, 2015, we entered into an executive employment agreement with Kent P. Watts to serve as our Chief Executive Officer.  The agreement, which was also approved by our senior lender, provides for the payment to Mr. Watts of a salary of $250,000 per year (increasing by $75,000 per year in the event our common stock trades on any stock exchange); a bonus of $200,000 (subject to certain requirements in the agreement) once we have raised $9.4 million in total funding between August 1, 2014 and July 31, 2015 which funds were not raised, and a bonus of 2% of the first $10 million raised in debt or equity; 1% of the next funds raised in debt or equity between $10 million and $25 million; and ½% for all funds raised above $25 million, all of which may be paid to Mr. Watts at his option in cash, shares of common stock or preferred stock.  The agreement remains in effect until July 31, 2017. Upon the occurrence of a “change of control” of the Company, as defined in the agreement, and the termination of employment by Mr. Watts or the Company in connection therewith, or in the event we terminate the agreement without cause, we are required to pay Mr. Watts his then current salary plus insurance for the lesser of one (1) year or the remaining term of the agreement.  Mr. Watts has agreed to not require us to pay him any of the amounts that he would have been due under the terms of the agreement from January 20, 2015 until the date the agreement was entered into until such time as we raise additional funds.

Charles F. Dommer Employment Agreement

Effective March 1, 2014, the Company entered into an employment agreement with Charles F. Dommer, pursuant to which Mr. Dommer agreed to serve as an employee of the Company for a term of one year.  Pursuant to the agreement, Mr. Dommer’s salary was $120,000 per year.

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

On July 20, 2015, the Company entered into a new employment agreement with Mr. Dommer with substantially similar terms as those described above, except for providing for him to serve as the President and Chief Operating Officer of the Company until July 20, 2016, and providing for him to receive a bonus equal to 2% of the net cash proceeds received from the Company for any working interest sold by the Company to any part in regards to any U.S. or international concessions owned and operated by the Company.

Christine P. Spencer Employment Agreement

Effective June 12, 2015, we entered into an employment agreement with Christine P. Spencer, pursuant to which Ms. Spencer agreed to serve as the Chief Accounting Officer of the Company at a salary of $160,000 per year. The agreement has a term of one year, provided that the agreement automatically extends for additional one year periods unless either party provides the other written notice of their intent not to renew the agreement at least 60 days prior to the date of any applicable automatic extension and the agreement automatically extended for an additional year through June 2016. In the event the Company terminates the agreement without cause or Ms. Spencer terminates the agreement for good reason, Ms. Spencer is due salary and insurance benefits for a period of 12 months from the termination date. “Cause” includes a conviction for a felony, a crime involving moral turpitude or a plea of guilty or no lo contender to a charge of such crime, the theft or embezzlement, or attempted theft or embezzlement of money or property of the Company, perpetration or attempted perpetration of fraud, or participation in connection therewith, on the Company, unauthorized appropriation of any tangible or intangible material asset or property of the Company, dishonesty with respect to any matter concerning the Company, or the substantial and repeated failure to perform under the employment agreement. “Good reason” means our material breach of the agreement, any action by us which results in the material diminishment of Ms. Spencer’s job functions or responsibilities, any attempt by us to cause Ms. Spencer to relocate as a requirement of continued employment, or any reduction in salary or material reduction in benefits (unless such reduction in benefits is applicable generally to all employees).

Carter Professional Services Agreement (Terminated)

On December 20, 2006, our Board of Directors authorized and approved the execution of the “Carter Professional Services Agreement”. The initial term of the agreement was two years expiring on November 30, 2008, and the agreement was amended to increase Mr. Carter’s compensation in June 2011. Pursuant to the terms and provisions of the Carter Professional Services Agreement: (i) Steven Carter agreed to provide duties to us commensurate with his then executive position as our Vice President of Operations; (ii) we would pay to Mr. Carter a monthly fee of $14,583.33; (iii) we approved the issuance of 20,000 shares of our common stock at a price of $0.025 per share (on a post-share consolidation basis); (iv) we approved the granting of an aggregate of not less than 24,000 options to purchase shares of our common stock at $8.75 per share (amended to be $2.50 per share) for a ten year term (on a post-share consolidation basis); and (v) the Carter Professional Services Agreement may be terminated without cause by either of us by providing prior written notice of the intention to terminate at least 90 days (in the case of our Company after the initial term) or 30 days (in the case of Mr. Carter) prior to the effective date of such termination.  In August, 2013, we terminated the agreement.  In accordance with the terms of the agreement, he received the fee due under the terms of the agreement through the end of November 2013.

Jeremy G. Driver Agreement (2009)(Terminated)

Effective December 1, 2009, we entered into an executive services agreement with Mr. Driver, which was revised in June 2011 to increase his monthly fee, pursuant to which he was to perform such duties and responsibilities as set out in the agreement and as our Board of Directors from time to time reasonably determined and assigned.  In consideration for his services under the agreement, as amended, we agreed:

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

 Jeremy G. Driver Agreement (2013)(Terminated)

On October 11, 2013, we entered into a new agreement with Mr. Driver, which was modified on October 27, 2013 and was effective October 1, 2013.  In consideration for his services under the agreement, as amended, we agreed to provide Mr. Driver with a monthly salary of $14,583.33, participation in company benefits programs, and four weeks paid vacation.  The agreement provided for Mr. Driver to be paid six months’ salary as severance in the event of:

●	termination by the Company for other than cause,
●	termination by Mr. Driver for “Good Reason”, which includes a diminishment of job functions or responsibilities and attempts by the Company to relocate Mr. Driver, or
●	termination by Mr. Driver for any reason within 90 days of a change in control of the Company.

The initial term of the agreement was one year ending on October 1, 2014, and the agreement was subject to automatic renewal for consecutive one year periods unless either the Company or Mr. Driver provided written notice of an intention not to renew the agreement not later than 60 days prior to the end of the then-current initial term or renewal of the agreement.

Effective October 11, 2013, Mr. Driver resigned as Chairman and as a member of the Board of Directors of the Company. Effective on October 27, 2013, Mr. Driver resigned as President of the Company and effective on November 15, 2013, Mr. Driver resigned as Chief Executive Officer of the Company.

Sarah Berel-Harrop Agreement (Terminated)

On October 11, 2013, we entered into an employment agreement with Ms. Berel-Harrop, which was effective October 1, 2013.  In consideration for her services under the agreement, as amended, we agreed to provide Ms. Berel-Harrop with a monthly salary of $12,500, participation in Company benefits programs, and three weeks paid vacation.  The agreement provides for Ms. Berel-Harrop to be paid six months’ salary as severance in the event of:

●	termination by the Company for other than cause,
●	termination by Ms. Berel-Harrop for “Good Reason”, which includes a diminishment of job functions or responsibilities and attempts by the Company to relocate Ms. Berel-Harrop, or
●	termination by Ms. Berel-Harrop for any reason within 90 days of a change in control of the Company.

The initial term of the agreement was one year ending on October 1, 2014, and the agreement was subject to automatic renewal for consecutive one year periods unless either the Company or Ms. Berel-Harrop provided written notice of an intention not to renew the agreement not later than 60 days prior to the end of the then-current initial term or renewal of the agreement.

Effective November 25, 2013, Ms. Berel-Harrop resigned as Secretary of the Company. Effective on December 2, 2013, Ms. Berel-Harrop resigned as Chief Financial Officer of the Company and was appointed as Chief Accounting Officer. On January 7, 2014, Ms. Berel-Harrop resigned as Chief Accounting Officer and Treasurer.

Craig Alexander Agreement

On October 11, 2013, we entered into an employment agreement with Mr. Alexander (our non-executive Vice President), which is effective October 1, 2013. In consideration for his services under the agreement, as amended, we have agreed to provide Mr. Alexander with a monthly salary of $15,417.67, participation in Company benefits programs, and three weeks paid vacation.  The agreement provides for Mr. Alexander to be paid six months’ salary as severance in the event of:

●	termination by the Company for other than cause,
●	termination by Mr. Alexander for “Good Reason”, which includes a diminishment of job functions or responsibilities and attempts by the Company to relocate Mr. Alexander, or
●	termination by Mr. Alexander for any reason within 90 days of a change in control of the Company.

The initial term of the agreement was one year ending on October 1, 2014, and the agreement is subject to automatic renewal for consecutive one year periods unless either the Company or Mr. Alexander provides written notice of an intention not to renew the agreement not later than 60 days prior to the end of the then-current initial term or renewal of the agreement. The agreement automatically renewed in October 2014 and 2015, and therefore will remain in effect (subject to additional renewals) through October 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our voting stock owned beneficially as of November 10, 2015 by: (i) each person (including any group) known to us to own more than 5% of our shares of common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our officers and directors as a group. Based on 24,258,742 shares of common stock outstanding as of November 10, 2015.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner		Percent of Class

Directors and Officers:

Common Stock	Kent P. Watts	5,286,833	(2)	20.6%
	800 Gessner, Suite 375
	Houston, Texas, U.S.A. 77024

Common Stock	Christine P. Spencer	32,814		*
	800 Gessner, Suite 375
	Houston, Texas, U.S.A. 77024

Common Stock	Charles F. Dommer	841,702		3.4%
	800 Gessner, Suite 375
	Houston, Texas, U.S.A. 77024

Common Stock	S. Chris Herndon	724,562	(3)	2.9%
	800 Gessner, Suite 375
	Houston, Texas, U.S.A. 77024

	Directors and officers together (4 persons)	6,885,991		26.1%

Greater Than 5% Stockholders:

Common Stock	Christopher Watts	6,872,824	(4)	28%
	14019 SW Frwy #301-600
	Sugar Land, Texas, U.S.A. 77478

Common Stock	Michael Watts	1,617,502	(5)	6.6%
	14019 SW Frwy #301-600
	Sugar Land, Texas, U.S.A. 77478

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)  Under Rule 13-D-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares, and/or (ii) investment power, which includes the power to dispose or direct the disposition of shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares within 60 days of the date as of which the information is provided.

(2) Includes 750,000 shares of common stock issuable upon conversion of 3 million outstanding shares of Series B Convertible Preferred Stock and 688,889 shares of common stock issuable upon the conversion of $516,667 of outstanding convertible promissory notes, which allow the holder thereof the right to convert amounts owed into common stock at the rate of $0.75 per share.  Does not include 50,000 shares of common stock which Mr. Watts has agreed to cancel pursuant to the terms of the September 21, 2015, First Amendment to Exchange Agreement, or shares of common stock issuable upon conversion of convertible notes which Mr. Watts as agreed to cancel in connection with such agreement, nor does it include 300,000 shares currently in Mr. Watts name, which are to be transferred to the law firm of Christian Smith & Jewell in connection with contingent legal fees due with the settlement of the Vincent Pasquale Scaturro litigation in July 2015, which had not been transferred as of the date of this report.

(3) Includes 66,667 shares of common stock issuable upon exercise of outstanding and vested options with an exercise price of $6.60 and 25,000 shares issuable upon the exercise of outstanding and vested options with an exercise price of $4.50.  Includes shares of common stock issuable upon conversion of a convertible note held by Duma Holdings, LLC, 20% of which Mr. Herndon is deemed to beneficially own, which is convertible at the option of the holder into (a) 1.75 units, each consisting of 25,000 shares of common stock of the Company and $100,000 in face amount of Convertible Subordinated Promissory Notes (which allow the holder thereof the right to convert such notes into common stock at a conversion price of $4 per share, and convert into shares of our to-be designated and approved Series B Convertible Preferred Stock upon designation thereof by the Company as described herein); and (b) 350,000 shares of common stock.  Includes shares of common stock issuable upon conversion of a $100,000 Convertible Promissory Note held by Mr. Herndon which is convertible into common stock at a conversion price of $0.75 per share at any time.

(4) Christopher Watts is the 100% owner of and deemed owner of CW Navigation, Inc. (“CW Navigation”), KD Navigation, Inc., and KW Navigation, Inc.  Because Mr. Watts has voting and dispositive control over these entities, Mr. Watts is deemed to beneficially own the shares of common stock held by each of these entities. Mr. Watts is the nephew of Kent P. Watts, our Chief Executive Officer and Chairman and the son of Michael Watts (see footnote 5 below).  Includes 2,100,000 shares of common stock of the Company pledged by CW Navigation and 1,000,000 shares of common stock pledged by KW Navigation, Inc., to Typenex Co-Investment, LLC, to secure amounts owed by the Company under a Secured Convertible Promissory Note in the amount of $1.73 million dated October 19, 2015.

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions since August 1, 2013, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Carter E & P, LLC

A company controlled by one of our former officers (Steven Carter) operated our Barge Canal properties, the Curlee Prospect in Bee County, Texas and the Dix Prospect in San Patricio County, Texas.  Revenues generated from these properties were $39,274 and $643,203 for the years ended July 31, 2014 and 2013, respectively.  In addition, lease operating costs incurred from these properties were $23,259 and $224,047 for the years ended July 31, 2014 and 2013, respectively.  Mr. Carter resigned as of November 2013, Galveston Bay Energy took over the operations of the Barge Canal properties as of September 2013, and sold them in March of 2014.

As of January 31, 2015, July 31, 2014 and 2013, respectively, we had outstanding accounts receivable associated with these properties of $0, $0 and $91,967 and no accounts payable.  We have no current contact with either Mr. Carter or these properties currently.

In December 2012, we acquired a 366.85 acre tract of property (the “Dix Prospect”), in San Patricio County, Texas. As of July 31, 2013, we incurred $76,938 in acquisition and land costs. In February 2013, we sold a 75% working interest in the prospect to partners on a third for a quarter basis, under which the 75% interest holders will carry 25% of the working interest to the casing point of the initial well drilled on the prospect. In January 2013, we sold 2% of our 25% carried working interest to Carter E&P (defined below), a company owned by our former Vice President of Operations (Steven Carter) and retained a 23% working interest which is carried to the casing point of the initial well.

Effective September 1, 2013, we conveyed our interest in the Dix, Melody, Curlee, Palacios and Illinois properties to Carter E&P, LLC (“Carter E&P”) in conjunction with our termination of Steven Carter as Vice President of Operations for $0 in cash proceeds and the assumption of the abandonment liabilities of $4,381. In accordance with full cost rules, we recognized no gain or loss on the sale. During the year ended July 31, 2013, Carter E&P operated several properties onshore in South Texas, including our Barge Canal properties. Although he was not a related party after September 2013, we considered the transactions with his company during his tenure as an officer of the Company as related party transactions because they were not compensation transactions or entered into in the ordinary course of business, and because he was a related party at the time they occurred.

Kirby Caldwell Note

On September 6, 2013, HCN sold 191,667 shares of the Company’s common stock to an employee of HCN in exchange for a note receivable in the amount of $1,000,000.  This employee is nephew to Kent Watts, our CEO. The Company acquired this receivable upon its acquisition of HCN.  The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or the Company’s common stock being listed on either the NASDAQ market or NYSE stock exchange. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of our stock being listed on a major market or stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. We collected $675,000 in cash on this note receivable through July 31, 2014.  At July 31, 2013, these shares were classified as treasury stock within equity at the cost HCN obtained them from outside entities for services performed following the consolidation of comparative periods for acquired entities under common control.  These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

Kent P. Watts Note

In November 2013, we issued a promissory note for funds received from Mr. Kent P. Watts, our Chairman and Chief Executive Officer, of $100,000.  Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis.  In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%.  The previous debt of $100,000 was rolled into this new note.  Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014.  The total balance on the note was $600,000 as of January 31, 2015. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017, provided no payments have been made on the note to date.  The note is secured by the Company’s assets owned by Galveston Bay Energy, LLC (“GBE”), subject to any other lien holder’s superior rights, if any.  As part of the financing agreement with Shadow Tree, this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

SMDRE Note

On December 4, 2013, Hydrocarb Corporation (“HCN”) sold 619,960 shares of restricted common stock of the Company in consideration for a $1,859,879 non-interest bearing note from SMDRE LLC (“SMDRE”), of which Michael Watts, a related party, holds a 49% interest.  We acquired this note upon our acquisition of HCN on December 9, 2013.  The 619,960 shares of our common stock were previously issued by us to HCN to settle liabilities related to a consulting services agreement which was in place between us and HCN.  The note was due upon the occurrence of any of the following conditions: (1) upon the sale of all or part of the shares by the owner of the shares to a third party; (2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever occurred first); or (3) within 90 days of the date our common stock is listed on a major stock exchange and trades at a share price above $6.00 per share.

This note receivable was extended on August 4, 2014, for an extension fee of $50,000, payable in the future, with $750,000 due to be repaid by December 31, 2014, with the remaining balance to be repaid by March 31, 2015.

On April 27, 2015, the Board of Directors agreed to offer SMDRE the option, for 90 days, for the SMDRE note to be paid in full for a 67% discount (i.e., the offer to be paid $619,898 immediately) (the “Pre-Payment Option”).

As part of a negotiation to help the Company raise capital with regard to its private placement of Units, and without effecting the Pre-Payment Option, the Board of Directors on June 27, 2015, along with SMDRE, approved an amendment to the SMDRE note, providing that in consideration for a simultaneous $106,000 payment by Geoserve Marketing, an affiliate of SMDRE which is controlled by Michael Watts, the father-in-law of Jeremy Driver, our former Chief Executive Officer and director, and brother to our current Chief Executive Officer, decreasing the amount owed under the note (and simultaneously decreasing the amount required to be paid in connection with the Pre-Payment Option), that the remaining amount of the note would be due 90 days after the Company receiving a listing on a major stock exchange.  Between April 27, 2015 and July 9, 2015 the Company received payments on the SMDRE LLC note in the amount of $531,000.  The balance of the discounted note of $88,898 has been extended until the end of calendar year 2015.

HCN Acquisition; Series A Preferred Stock; Unit Conversion

On December 9, 2013 (the “Acquisition Date”), we acquired HCN (the “HCN Acquisition”) pursuant to a Share Exchange Agreement (the “HCN Exchange Agreement”) dated November 27, 2013.  The purchase price was 8,396,667 shares of the Company’s common stock to HCN’s stockholders in exchange (which included Kent P. Watts, our Chief Executive Officer and Chairman) for 100% of the outstanding equity interest in HCN and 8,188 shares of the Company’s Series A Preferred Stock to Kent P. Watts, the Company’s Chief Executive Officer and Chairman, a holder of convertible preferred stock in HCN in exchange of 100% of the holder’s preferred stock in HCN. At the date of closing the 8,396,667 shares of common stock issued had a market valuation of $64,990,200 (based on market close of $7.74 on December 9, 2013) and the preferred stock issued had a value of $3,275,200 (8,188 shares at par value of $400).

In addition, the HCN Exchange Agreement provided that the Company would issue 7,470,000 shares of its common stock to the holders of certain rights to acquire Company common stock.  These rights were previously issued by the Company as contingent consideration in connection with the acquisition of NEI.  The rights had been convertible into the Company’s common stock based upon Company market capitalization milestones.  The rights were issued to entities deemed related parties to the Company.  These shares were issued on December 9, 2013.

In connection with certain due diligence undertaken by the Company in 2015, it came to the attention of management, that although the Company previously believed, on advice of prior counsel, that the Board of Directors of the Company had the authority under the Company’s Articles of Incorporation, as amended, to unilaterally authorize preferred stock, including the designation of the Series A Preferred, that under applicable Nevada law, unless such preferred stock is specifically authorized in a Nevada corporation’s articles no preferred stock can be designated or issued.  As such, our Board of Directors did not have authority under the Articles of Incorporation, as amended, and applicable Nevada law to designate the Series A Preferred or to file such certificate of designations with the Secretary of State of Nevada. Consequently, we believe that the Series A Preferred was never validly issued or outstanding and the 2013 filing of the Series A Preferred designation with the consent of the Board of Directors and without shareholder approval, was invalid and had no legal effect.

Notwithstanding the above, the documentation relating to the designation of the Series A Preferred was filed with and accepted by the Secretary of State of Nevada and the Company had previously been treating the Series A Preferred as validly issued and outstanding. For example, during the year ended July 31, 2014, Mr. Watts purportedly earned dividends of $150,548 on such securities and as of the date of the exchange by Mr. Watts of the right to receive the Series A Preferred a total of $327,879 in dividends had accrued.

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Herndon, our then directors), Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) pursuant to the terms of the HCN Exchange Agreement, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN Exchange Agreement, totaling, $327,879, into 32 “Units”, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000.  As such, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and a maturity date of June 10, 2018.  The Convertible Note was convertible into common stock of the Company at any time at Mr. Watt’s option at a conversion price of $4 per share, and was automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015. The Convertible Note accrued interest (prior to its automatic conversion into Series B Preferred Stock), quarterly in arrears, which accrued interest is added to the principal balance of the Convertible Note. The interest rate of the Convertible Note was equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”), provided that in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. Any amounts not paid under the Convertible Note when due accrue interest at the rate of 12% per annum until paid in full.

On July 21, 2015, Mr. Watts and the Company agreed in principle to reduce the number of total Units due to Mr. Watts to 30 units. On September 21, 2015, Mr. Watts and the Company entered into a First Amendment to Exchange Agreement, which amended the Exchange Agreement dated June 10, 2015. The First Amendment formally reduced the total Units due to Mr. Watts to 30 units, and as such, Mr. Watts received Convertible Promissory Notes with a principal amount of $3 million and 750,000 shares of common stock in connection with the exchange originally contemplated by the Exchange Agreement, valued at $614,141, which was recorded as a debt discount.

Pasquale V. Scaturro Transactions

Effective on August 8, 2014, Pasquale V. Scaturro resigned as the Chief Executive Officer of the Company provided that on the same date Mr. Scaturro entered into a consulting agreement with the Company and agreed to provide the Company Geological and Geophysical consulting services pertaining to the Company’s oil and gas concession in Namibia.  Pursuant to the agreement we were required to pay Mr. Scaturro $10,000 per month (for 12 months) and provide him a success fee of $250,000 upon the sale or joint venture of the Company’s Owambo Concession in Namibia. The agreement had a 180 day term, renewable thereafter in 30 day periods for an additional 180 days, provided such agreement was terminated in connection with the settlement agreement discussed below.

In November 2014, Pasquale V. Scaturro, the Company’s former Chief Executive Officer and Kent P. Watts, the Company’s current Chief Executive Officer and Chairman, entered into a stock purchase agreement, which was amended in December 2014, at which time certain of the adult children of Mr. Watts became party to the agreement.  Pursuant to the agreement, Mr. Watts and his children agreed to sell Mr. Scaturro the outstanding capital stock of a company which they owned which is located in Namibia which owns real estate, in consideration for 475,000 shares of common stock held by Mr. Scaturro (deliverable in tranches between December 2014 and April 2015, of which an aggregate of 75,000 had been delivered as of the date of the lawsuit described below) to be transferred to Mr. Watts’ children and a promissory note in the amount of $475,000 payable to Mr. Watts.  Additionally, Mr. Scaturro also entered into a lock-up agreement, whereby he agreed to sell a maximum of 500 shares of the Company’s common stock which he held or may hold in the future, per day, until the listing by the Company on a national exchange or NASDAQ, and thereafter to sell 5% of the ten day moving volume weighted average of shares per day, during the 24 months following the date of the December 2014 agreement.  Subsequently, Kent P. Watts assigned his rights under the lock-up agreement to the Company and a lawsuit was filed by the Company seeking damages for Mr. Scaturro’s breach of contract.  In July 2015, the parties entered into a settlement agreement whereby Mr. Scaturro agreed to transfer an aggregate of 2,237,500 shares of our common stock to Kent P. Watts, (of which 300,000 shares are to be transferred to Mr. Watt’s legal counsel as part of a contingent settlement of amounts owed to such legal counsel) and an aggregate of 162,500 shares of our common stock to two children of Mr. Watts; Mr. Scaturro retained 307,058 shares (the “Remaining Shares”), all interests held by Mr. Watts’ children in the Namibia company were transferred to Mr. Scaturro, and the consulting agreement which was previously in place between the Company and Mr. Scaturro was terminated.  The parties also agreed to dismiss the lawsuit and cross and counter claims with prejudice and release each other from outstanding claims and causes of actions.  Finally, Mr. Scaturro agreed to sell no more than 500 of the Remaining Shares per day until December 18, 2016.  In connection with the filing of the lawsuit, the Company agreed to pay all cash legal fees incurred by Mr. Watts in connection with the enforcement of the rights under the agreement.

Typenex Secured Convertible Promissory Note

On March 5, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Convertible Note”) to Typenex Co-Investment, LLC (“Typenex”) in the amount of $350,000. The Typenex Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Convertible Note accrued interest at the rate of 10% per annum (22% upon the occurrence of an event of default) and was due and payable in full on January 5, 2016.  The conversion price of the Typenex Convertible Note was initially $2.25 per share, provided that if our market capitalization fell below $20 million (provided further that our current market capitalization was below $20 million), the conversion price became the lower of $2.25 per share and the average of the five lowest closing bid prices of our common stock on the twenty trading days immediately prior to such conversion date (the “Market Price”) multiplied by 80% (provided such percentage was subject to automatic reduction upon the occurrence of certain events, including among other things described in the Convertible Secured Note, a reduction by 5% in the event the Market Price is less than $0.75). The Typenex Convertible Note also included anti-dilution rights in the event we sold or issued any securities with a price less than the applicable conversion price, subject to certain exceptions.

Beginning on the date that was six months after March 5, 2015, and continuing each month thereafter until maturity, we were required to prepay the Convertible Secured Note in cash or shares of our common stock (provided that upon the occurrence of certain defaults described in the Typenex Convertible Note we are only able to pay this amount in cash), an amount equal to the greater of (i) $70,000 and (ii) the outstanding balance of the Convertible Secured Note divided by the number of such required installment payments prior to the maturity date. Additionally, on the twentieth trading day following the date each tranche of installment shares becomes free trading we were required to issue Typenex additional shares of common stock if the applicable conversion price calculated on the true-up date is less than the original conversion price.

As additional consideration for the loan evidenced by the Typenex Convertible Note, the Company granted Typenex a five year warrant to purchase 38,889 shares of our common stock at an exercise price of $2.25 per share (the “Warrant”) which number of shares and exercise price are subject to adjustment. The Warrant includes the same ownership limitation described above in connection with the Typenex Convertible Note. The Warrant includes cashless exercise rights. The Warrant contains anti-dilution rights such that if we issue or sell or are deemed to issue or sell securities for less than the then applicable exercise price of the Warrant, subject to certain exceptions, the exercise price of the Warrant is reduced to such lower price and the number of shares of common stock issuable upon exercise of the Warrant increases, such that the aggregate exercise price payable upon exercise of the Warrant remains the same upon such anti-dilutive adjustment, up to a maximum of three times the current number of shares issuable upon exercise of the Warrant, subject to certain exceptions upon which there is no cap on the number of shares issuable upon exercise of the Warrant.

Effective September 8, 2015, Typenex exercised warrants to purchase 260,788 shares of our common stock which it held (at an exercise price of $1.17 per share – the warrants originally had (a) an exercise price of $2.25 per share, but were subsequently reduced in connection with Typenex’s anti-dilution rights to $1.17 per share, and (b) provided Typenex the right to acquire 38,889 shares of common stock, but were subsequently increased to 260,788 shares of stock in connection with Typenex’s anti-dilution rights) in a net cashless transaction and on September 18, 2015, in connection with such exercise, we issued 128,048 net shares of common stock to Typenex.

The amounts owed under the Typenex Convertible Note were secured by a Stock Pledge Agreement whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman, pledged two million one hundred thousand (2,100,000) shares of our common stock as security for our obligations under the Typenex Convertible Note and related documents. KW Navigation (an affiliate of CW Navigation) pledged an additional one million (1,000,000) collateral shares to Typenex under the Pledge Agreement to bring the required value of the shares pledged above the required minimum collateral value threshold.

Typenex also entered into a subordination agreement in favor of our senior lender, Shadow Tree Capital Management, LLC (“Shadow Tree”), to subordinate the repayment of the Typenex Convertible Note to amounts owed by us to Shadow Tree.

The Typenex Convertible Note was repaid in full in October 2015 in connection with our entry into the Typenex Note described below under “Typenex Secured Note”.

Convertible Promissory Note with Vis Vires Group

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

Geoserve Marketing Agreement

On June 28, 2015, after a lengthy negotiation, we entered into a Financial Services Agreement with Geoserve Marketing LLC (“Geoserve”) a company controlled by Michael Watts, the father-in-law of Jeremy Driver, our former Chief Executive Officer and director, and brother to our current Chief Executive Officer, pursuant to which Geoserve agreed to provide investor relations and related services to us for a period of three years in consideration for an aggregate of 850,000 shares of restricted common stock.  The agreement can be terminated by either party with 60 days’ notice after the expiration of six months, provided that the 850,000 shares are deemed earned upon Geoserve’s entry into the agreement.  We were previously party to a consulting agreement with Geoserve in 2011 which had expired as of our entry into the June 2015 agreement. We recognized expense of $0 and $6,754 from the prior contract during the year ended July 31, 2015 and July 31, 2014, respectively.

Duma Holdings Note

On July 16, 2015, pursuant to a Note Subscription Agreement, we sold a $350,000 Convertible Secured Promissory Note (with a $7,000 original issuance discount) to Duma Holdings, LLC (“Duma Holdings” and the “Duma Holdings Note”), of which S. Chris Herndon, a member of our Board of Directors, owns a 20% interest.  The Duma Holdings Note (along with any unpaid interest thereon) is convertible at any time, provided the note is converted in full, into (a) 1.75 Units; and (b) 350,000 shares of common stock (393,750 shares of common stock in aggregate when combined with the shares which form part of the Units). The Duma Holdings Note is due and payable by us on November 30, 2015. The Duma Holdings Note accrues interest at the rate of 15% per annum, payable beginning on October 31, 2015, and quarterly thereafter through maturity.  The Duma Holdings Note can only be repaid with the prior written approval of Duma Holdings.  The Duma Holdings Note contains usual and customary events of default, representations and warranties.  The principal and accrued interest due under the Duma Holdings Note is personally guaranteed by Kent P. Watts, our Chief Executive Officer and Michael Watts, his brother, pursuant to separate guaranty agreements (the “Guarantee Agreements”), and secured by a first priority security interest on certain real estate owned by Kent P. Watts pursuant to a Deed of Trust, Assignment of Rents and Security Agreement.

Voting Agreement

On or around August 25, 2015, Mr. Watts entered into a voting agreement in favor of S. Chris Herndon, a member of the Board of Directors of the Company.  Pursuant to the voting agreement, Mr. Watts provided Mr. Herndon a voting proxy to vote all of the shares of common stock which Mr. Watts owned (approximately 4,946,955 shares as of his entry into the agreement) or which he may acquire in the future, to vote to elect or remove (as applicable) 66.6% of members of the Company’s Board of Directors on any stockholder vote (i.e., 2 out of 3 directors).  The voting agreement was to become effective, only if Mr. Watts had sold $1 million in securities in private transactions before September 21, 2015 and was to remain effective from such date, if ever, until the earlier of: (a) August 19, 2017; and (b) the due date of a certain convertible note which a company affiliated with Mr. Herndon (Duma Holdings, LLC) may choose to purchase from the Company in the future as described above under “Duma Holdings Note”.

On or around the same date, Christopher Watts, the nephew of Kent P. Watts, and the largest shareholder of the Company, entered into a voting agreement with Mr. Herndon on substantially similar terms as the voting agreement with Kent P. Watts described above.

As a result of Mr. Watts not selling $1 million in securities in private transactions on similar terms as described above before September 21, 2015, the voting agreements were never effective and have since expired; provided that the parties have recently confirmed their intention to amend the voting agreements to remove the prior condition to effectiveness regarding the required sale of $1 million in securities before September 21, 2015, and as such, we anticipate the voting agreements being amended after the date of this filing to remove such condition and to provide for Mr. Herndon to have voting powers under the voting agreements as described above, until such voting agreements are terminated as described above.  In the event the voting agreements are amended in the future, as is currently contemplated by the parties, Mr. Herndon will have the right to appoint 66.6% of the members of the Company’s Board of Directors.

Increase In Directors and Director Appointment

Effective September 7, 2015, the Board of Directors increased the number of members of the Company’s Board of Directors from two to three and appointed Clint Summers as a member of the Board of Directors to fill the newly created vacancy, each pursuant to the power provided to the Board of Directors by the Company’s Bylaws and the Nevada Revised Statutes. Subsequent to the date of Mr. Summers’ appointment as a member of the Board of Directors, on September 7, 2015, Mr. Summers unexpectedly passed away from natural causes.

On August 20, 2015 and August 27, 2015, Mr. Summers purchased 166,666 shares of restricted common stock (333,332 shares in aggregate) from Mr. Watts for $0.50 per share in a private transaction.

Mr. Summers was a 20% owner of Duma Holdings, which purchased a $350,000 Convertible Secured Promissory Note as described above under “Duma Holdings Note”.

On September 2, 2015, Mr. Summers purchased a Convertible Subordinated Promissory Note from the Company in the aggregate principal amount of $83,333, which has substantially similar terms as the Watts Notes, described under “Convertible Subordinated Promissory Notes” below.

Convertible Subordinated Promissory Notes

On September 14, 2015, Kent P. Watts, the Chief Executive Officer and Chairman of the Company, subscribed for $350,000 in Convertible Subordinated Promissory Notes and on September 17, 2015 he subscribed for an additional $166,667 in Convertible Promissory Notes (collectively, the “Watts Notes”).  The Watts Notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of the holder at the beginning of each quarter), provided no principal or interest on the Watts Notes can be paid in cash until all amounts owed by the Company to its senior lender is paid in full.  In the event the stock interest rate is chosen by Mr. Watts, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis.  In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the Watts Notes.  The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%.  All principal and accrued interest on the Watts Notes is convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the Watts Notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days.  Any shares of common stock issuable upon conversion of the Watts Notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The Watts Notes have standard and customary events of default.

Previously, on August 26, 2015, Mr. S. Chris Herndon, the Company’s director purchased a Convertible Promissory Note in the amount of $100,000 with substantially similar terms as the Watts Notes (the “Herndon Note”). Additionally, Brian Kenny, the nephew of Kent. P. Watts, our Chief Executive Officer and Chairman, purchased $35,000 in Convertible Promissory Notes.

Typenex Secured Note

On October 19, 2015, and effective October 16, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Note”) to Typenex in the amount of $1,730,000. The Typenex Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Note included a $475,000 original issuance discount and also included $5,000 which went to pay Typenex’s legal fees in connection with the transaction. Additionally, a total of $263,011 of the purchase price of the Typenex Note was paid by way of the forgiveness by Typenex of amounts owed by us to Typenex under the Typenex Convertible Note described above under “Typenex Secured Convertible Note”. As a result, we received a total of $986,990 in cash in connection with the sale of the Typenex Note.

The Typenex Note is due on April 19, 2016 and no interest accrues on the Typenex Note unless an event of default occurs thereunder. The note is convertible into common stock, as discussed below, only if an event of default under the note occurs and is not cured pursuant to the terms of the note.  Following an event of default, the note accrues interest at the rate of 22% per annum (subject to applicable usury laws) until paid in full. We have the right to pre-pay the Typenex Convertible Note prior to maturity, provided that we pay $1,492,500 on or before 90 days after the date the note is issued; $1,611,250 after 90 days, but before 135 days, after the note is issued; and the full amount of the note, $1,730,000, between the date that is 135 days after the note is issued and maturity.

The amounts owed under the Typenex Note were secured by a Stock Pledge Agreement (the “Pledge Agreement”) whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman (“CW Navigation”), pledged two million one hundred thousand (2,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below 1.5 times the then balance of the note (initially $2,595,000), at any time after November 1, 2015, it constitutes a default of the Typenex Note.  KW Navigation pledged an additional one million (1,000,000) collateral shares to Typenex under the Pledge Agreement to bring the required value of the shares pledged above the required minimum collateral value threshold.

The Typenex Note provides for customary events of default such as failing to timely make payments under the Typenex Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Typenex Note equal to at least three times the number of shares of common stock that could be issuable thereunder at any time (initially 3 million shares), failing to repay all of our currently outstanding variable rate convertible securities within thirty days of the date of the note, failing to repay our senior creditor (Shadow Tree) by the maturity date of the Typenex Note or alternatively, failing to receive Shadow Tree’s consent to repay the Typenex Note at maturity in cash, and in the event the value of the securities pledged pursuant to the Pledge Agreement (as discussed above) falls below the required value after November 1, 2015, subject where applicable to our ability to cure certain defaults. Additionally, it is an event of default under the Note in the event we fail to repay all of our outstanding variable securities within 30 days of the date of the Note (the “Variable Security Payment Date”) or in the event we have any outstanding variable securities after such Variable Security Payment Date.

At any time following an uncured event of default, Typenex has the right to convert any or all of the outstanding principal amount of the note into our common stock. The conversion price of the Typenex Note is 80% of the five lowest closing bid prices of our common stock on the 20 trading days prior to any conversion, provided that if the average of such closing bid prices is below $0.75 per share, the conversion rate is decreased by 5% (to 75%), and provided further that the conversion rate is decreased by an additional 5% if we are not DWAC eligible at any time or DTC eligible at any time (for up to an aggregate of an additional 10% decrease in the conversion rate). Finally, in the event certain defaults (defined as major defaults under the note) occur, the conversion rate may be decreased by up to an additional 15% (an additional 5% decrease in the conversion rate per the occurrence of the first three major defaults). Typenex also has the right upon the occurrence of an event of default to require us to repay in full the amount owed under the note by providing us written notice. Additionally, upon the occurrence of certain events of default as described in the Typenex Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Note.

At no time may the Typenex Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us. Additionally, and at no time may pledged shares be received by Typenex pursuant to the terms of the Pledge Agreement, which would result in Typenex and its affiliates owning an aggregate of in excess of 9.99% of the then outstanding shares of our common stock.

We are subject to various fees and penalties under the Typenex Note for our failure to timely deliver shares due upon any conversion. The Typenex Note also includes various restrictions on our ability to enter into subsequent variable rate security transactions following the date thereof.

Typenex also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree, to subordinate the repayment of the Typenex Note to amounts owed by us to Shadow Tree.

Other Transactions

During the six months ended January 31, 2015, the Company received approximately $58,000 from Mr. Michael Watts (the brother of our Chief Executive Officer, Kent P. Watts, the father of Christopher Watts, who is a greater than 5% shareholder of the Company due to his ownership and control of CW Navigation Inc., KD Navigation Inc., and KW Navigation Inc., significant stockholders of the Company, for a related party receivable previously outstanding for approximately the same amount as of July 31, 2014.

Accounts receivable – related party includes the oil and gas revenue receivable from our Barge Canal properties, which, up until September 1, 2013, were operated by a company owned by one of our former officers who was also a director, and joint interest billings receivable from two working interest partners who are related to our former Chief Financial Officer, the former Chief Executive Officer and the current Chief Executive Officer. This balance also includes an oil and gas receivable from Lifestream, LLC, a company owned by the brother of our current CEO.  Accounts receivable – related party was $0 and $58,014 as of July 31, 2015 and 2014, respectively.

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay.  As of July 31, 2015 and July 31, 2014, this company owed us $186 and $58,014, respectively, in joint interest billings.

During December 2013, the Company has sold 191,667 shares of common stock to the nephew of the Chairman and Chief Executive Officer of the company and 619,960 shares of common stock to an entity in which Michael Watts has a minority interest.  The value of these transactions as of April 30, 2015 is $2,184,879 and is classified as a receivable for common stock within equity.

During the three months ended April 30, 2014, Kent P. Watts advanced HCN (prior to its acquisition by the Company) funds for working capital purposes to the Company. On December 3, 2013, HCN issued 3,963 shares of its Series A Preferred Stock to Kent P. Watts in order to cancel the majority of the outstanding balance HCN owed to Kent P. Watts at that time. During the twelve months ended as of July 31, 2015, the Company had current liabilities owed to Mr. Watts of approximately $104,162.

During the twelve months ended July 31, 2015, the Company received approximately $58,000 from Mr. Michael Watts for a related party receivable previously outstanding for approximately the same amount as of July 31, 2014.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders, provided that it is our policy that any future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

In addition, our Code of Conduct (described above under “Item 10. Directors, Executive Officers and Corporate Governance” - “Corporate Governance” - “Code of Conduct”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Independent Directors

S. Chris Herndon is an independent director of our Company as provided in the listing standards of the NYSE MKT Equities Exchange (notwithstanding that our common stock is not currently listed on the NYSE MKT).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current independent auditor, MaloneBailey, LLP, served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2015 and 2014. Aggregate fees for professional services rendered to us by our auditor are set forth below:

Year Ended July 31,	2015	2014

Audit Fees	$117,450	$167,500
Audit -Related Fees	-	-
Other	-	-
Tax Fees	10,000	-
Total	$127,450	$167,500

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by our independent registered public accounting firm for 2015 and 2014.

PART IV

ITEM 15.	EXHIBITS

(a)	Documents filed as part of this report.

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYDROCARB ENERGY CORP.

By:	/s/ Kent P. Watts
Chief Executive Officer, Executive Chairman, and Director
(Principal Executive Officer)
Date: November 13, 2015

By:	/s/Christine P. Spencer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kent P. Watts	Chief Executive Officer, Executive Chairman, and Director	November 13, 2015
Kent P. Watts	(Principal Executive Officer)

/s/ Christine P. Spencer	Chief Accounting Officer	November 13, 2015
Christine P. Spencer	(Principal Financial Officer and Principal Accounting Officer)

/s/ S. Chris Herndon	Director	November 13, 2015
S. Chris Herndon

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1 (1)	Articles of Incorporation and amendments thereto, dated July 19, 2005, October 18, 2005 and September 5, 2006
3.2 (2)	Certificate of Change filed with the Nevada Secretary of State on March 22, 2012
3.3 (2)	Articles of Merger filed with the Nevada Secretary of State on March 22, 2012
3.4 (3)	Certificate of Amendment filed with the Nevada Secretary of State on May 16, 2012
3.6 (4)	Amendment to Articles of Incorporation (name change and increase in authorized shares of stock to 1,000,000,000) February 4, 2014
3.7 (5)	Certificate of Change Pursuant to NRS 78.209 (April 14, 2014), affecting a reduction in authorized shares of common stock to 333,333,333 shares of common stock and affecting a 1:3 reverse stock split
3.8 (6)
Certificate of Amendment to Articles of Incorporation dated September 28, 2015 (Increase in authorized shares of common stock to 1 billion, authorization of 100 million “blank check” preferred stock shares, designation of 10,000 shares of Series A 7% Convertible Voting Preferred Stock, and designation of 35,000 shares of Series B Convertible Preferred Stock)

3.8 (7)	Amended and Restated By-Laws (July 20, 2014)
10.1 (8)	2009 Restated Stock Incentive Plan
10.2 (8)	Geoserve Marketing, LLC Agreement, dated February 15, 2011
10.3 (8)	SPE Navigation 1, LLC Agreement to acquire work interest., dated February 15, 2011
10.4 (9)
Purchase and Sale Agreement among CW Navigation Inc., KD Navigation Inc., and KW Navigation Inc. (as the Seller parties), SPE Navigation I, LLC and Strategic American Oil Corporation, executed September 22, 2011

10.5 (2)	2010 Stock Incentive Plan
10.6 (2)	2011 Stock Incentive Plan
10.7 (2)	Farm-Out Agreement with Core Minerals, January 2011, as amended March 9, 2011
10.8 (11)	Share Exchange Agreement dated August 7, 2012 among each of: Namibia Exploration Inc.; Michael E. Watts; C.W. Navigation, Inc.; K.W. Navigation, Inc.; K.D. Navigation, Inc.; and Duma Energy Corp.
10.9 (11)	Consulting Services Agreement between Duma Energy Corp. and Hydrocarb Corporation, dated August 7, 2012
10.10 (12)	Joint Operating Agreement between Hydrocarb Namibia Energy Corporation and Namibia Exploration, Inc. as fully executed on September 6, 2012
10.11 (12)
Assignment Agreement between the Republic of Namibia Minister of Mines and Energy, Hydrocarb Namibia Energy Corporation (Proprietary) Limited and Namibia Exploration, Inc. as fully executed on August 23, 2012.

10.12 (13)	2013 Stock Incentive Plan
10.13 (14)***	Employment Agreement between the Company and Jeremy Glenn Driver effective October 1, 2013
10.14 (14)***	Employment Agreement between the Company and Sarah Berel-Harrop effective October 1, 2013
10.15 (14)	Form of Indemnification Agreement
10.16 (13)***	Employment Agreement between the Company and William Craig Alexander effective October 1, 2013
10.17 (15)	Secured Promissory Note (Kent P. Watts) - $600,000, dated April 18, 2014
10.18 (16)
Stock Exchange Agreement dated November 27, 2013, by and among Duma Energy Corp., a Nevada corporation (“DUMA”), Hydrocarb Corporation, a Nevada corporation (“HCN”), the holders of 100% of the shares of common stock and preferred stock of HCN and the holders of rights to acquire DUMA common stock and Exhibits Thereto

10.19 (16)	December 4, 2013 Sales Agreement and Note with SMDRE, LLC
10.20 (16)	August 8, 2014 (effective August 4, 2014) Amendment to Note Payable Terms with SMDRE, LLC
10.21 (17)	Credit Agreement dated as of August 15, 2014, by and among Hydrocarb Energy Corporation, as borrower, Shadow Tree Capital Management, LLC, as agent, and the Lenders thereto
10.22 (17)	Stock Grant Agreement between Hydrocarb Energy Corporation and the Lenders dated August 15, 2014

10.23 (17)	Guarantee and Collateral Agreement by Hydrocarb Energy Corporation and its subsidiaries in favor of the Lenders dated August 15, 2014
10.24 (17)	$1,136,363 Term Loan Note dated August 15, 2014 payable to Quintium Private Opportunity Fund, LP
10.25 (17)	$3,409,091 Term Loan Note dated August 15, 2014 payable to Shadow Tree Funding Vehicle A-Hydrocarb LLC
10.26 (18)	August 2014 Consulting Agreement with Pasquale V. Scaturro
10.27 (18)	March and July 2014 Employment Agreement with Charles F. Dommer
10.28 (18)	June 2014 Employment Agreement with Christine P. Spencer
10.29 (18)	Secured Promissory Note (April 18, 2014) - Kent P. Watts – ($600,000)
10.30 (18)	Sales Agreement and Note (September 6, 2013) - Kirby Caldwell
10.31 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and LG Capital Funding, LLC (February 17, 2015)
10.32 (19)	8% Convertible Redeemable Note ($105,000 – LG Capital Funding, LLC)(February 17, 2015)
10.33 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and Adar Bays, LLC (February 17, 2015)
10.34 (19)	8% Convertible Redeemable Note ($105,000 – Adar Bays, LLC)(February 17, 2015)
10.35 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and KBM Worldwide, Inc. (February 17, 2015)
10.36 (19)	Convertible Promissory Note ($350,000 – KBM Worldwide, Inc.)(February 17, 2015)
10.37 (19)	10% Convertible Promissory Note ($137,000 – JSJ Investments Inc.)(February 23, 2015)
10.38 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and Typenex Co-Investment, LLC (March 5, 2015)
10.39 (19)	Secured Convertible Promissory Note ($350,000 – Typenex Co-Investment, LLC.)(March 5, 2015)
10.40 (19)	Warrant to Purchase Shares of Common Stock (March 5, 2015 - Typenex Co-Investment, LLC)
10.41 (19)	Stock Pledge Agreement between Typenex Co-Investment, LLC and CW Navigation, Inc. (March 5, 2015)
10.42 (20)***	Executive Employment Agreement with Kent P. Watts (March 9, 2015)
10.43 (21)	Convertible Promissory Note dated March 31, 2015 by Hydrocarb Energy Corporation in favor of Vis Vires Group, Inc. in the principal amount of $414,500
10.44 (21)	Securities Purchase Agreement dated March 31, 2015 between Hydrocarb Energy Corporation and Vis Vires Group, Inc.
10.45 (21)***	Exchange Agreement between Hydrocarb Energy Corporation and Kent P. Watts (June 10, 2015)
10.46 (21)***	Convertible Promissory Note ($3,200,000) owed to Kent P. Watts
10.47 (21)	Amended and Restated Credit Agreement dated as of June 10, 2015, by and among Hydrocarb Energy Corporation, as borrower, Shadow Tree Capital Management, LLC, as agent, and the Lenders thereto
10.48 (21)	First Amendment to Stock Grant Agreement between Hydrocarb Energy Corporation and the Lenders dated June 10, 2015
10.49 (21)	$365,724 Term Loan Note dated June 10, 2015 payable by Hydrocarb Energy Corporation to Shadow Tree Funding Vehicle A-Hydrocarb LLC
10.50 (21)	$118,908 Term Loan Note dated June 10, 2015 payable by Hydrocarb Energy Corporation to Quintium Private Opportunity Fund, LP
10.51 (22)***	Employment Agreement with Christine P. Spencer effective June 12, 2015
10.52 (22)	Note Subscription Agreement dated July 16, 2015 with Duma Holdings, LLC
10.53 (22)	$350,000 Convertible Secured Promissory Note dated July 16, 2015 issued by Hydrocarb Energy Corporation to Duma Holdings, LLC
10.54 (22)	Guaranty of Kent P. Watts (July 16, 2015)
10.55 (22)	Guaranty of Michael Watts (July 16, 2015)
10.56 (23)	Convertible Promissory Note dated July 28, 2015 by Hydrocarb Energy Corporation in favor of JMJ Financial in the principal amount of $1,000,000
10.57 (24)	Form of Convertible Subordinated Promissory Note
10.58 (24)	Voting Agreement (August 25, 2015) between Kent P. Watts and S. Chris Herndon
10.59 (24)	Voting Agreement (August 28, 2015) between Christopher Watts and S. Chris Herndon

10.60 (24)	First Amendment to Exchange Agreement between Kent P. Watts and Hydrocarb Energy Corporation (September 21, 2015)
10.61 (25)	Securities Purchase Agreement dated October 16, 2015 between Hydrocarb Energy Corporation and Typenex Co-Investment, LLC
10.62 (25)	Secured Convertible Promissory Note dated October 16, 2015 by Hydrocarb Energy Corporation in favor of Typenex Co-Investment, LLC ($1,730,000)
10.63 (25)	Stock Pledge Agreement dated October 16, 2015 by CW Navigation, Inc. in favor of Typenex Co-Investment, LLC
10.64 (25)	Subordination and Postponement Agreement dated October 16, 2015 by and among Hydrocarb Energy Corporation, Shadow Tree Capital Management LLC, and Typenex Co-Investment, LLC
10.64 (26)	2015 Stock Incentive Plan
10.65(27)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Adar Bays, LLC
10.66(27)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Union Capital, LLC
10.67(27)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.68(27)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.69(27)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.70(27)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.71(27)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Adar Bays, LLC to Hydrocarb Energy Corporation
10.72(27)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Union Capital, LLC to Hydrocarb Energy Corporation
10.73(27)	Side Letter Agreement dated November 9, 2015 between Adar Bays, LLC and Hydrocarb Energy Corporation
10.74(27)	Side Letter Agreement dated November 9, 2015 between Union Capital, LLC and Hydrocarb Energy Corporation
10.75(27)	8% Short Term Cash Redeemable Note ($350,000), dated November 9, 2015, issued by Hydrocarb Energy Corporation to JSJ Investments Inc.
10.76(27)	Side Letter Agreement dated November 9, 2015 between JSJ Investments Inc.and Hydrocarb Energy Corporation
10.77(27)	Financial Consulting Agreement between Hydrocarb Energy Corporation and Geoserve Marketing LLC
10.78(27)***	Employment Agreement with Charles F. Dommer (July 20, 2015)
14.1 (13)	Code of Conduct
21.1*	Subsidiaries of Hydrocarb Energy Corp.
23.1*	Consent of MaloneBailey, LLP
23.2*	Consent of Ralph E. Davis Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(25)	Report of Ralph E Davis Associates, Inc., dated September 11, 2015
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to our registration statement on Form S-1/A (Amendment No.1) filed with the Securities and Exchange Commission on February 8, 2008 and incorporated herein by reference (File Number 333-149070).

(2)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011 and incorporated herein by reference (File Number 000-53313).

(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012 and incorporated herein by reference (File Number 000-53313).

(4)	Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2014 and incorporated herein by reference (File Number 000-53313).

(5)	Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2014 and incorporated herein by reference (File Number 000-53313).

(6)	Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015 and incorporated herein by reference (File Number 000-53313).

(7)	Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2014 and incorporated herein by reference (File Number 000-53313).

(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2011 and incorporated herein by reference (File Number 000-53313).

(9)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011 and incorporated herein by reference (File Number 000-53313).

(10)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011 and incorporated herein by reference (File Number 000-53313).

(11)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012 and incorporated herein by reference (File Number 000-53313).

(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2012 and incorporated herein by reference (File Number 000-53313).

(13)	Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2013 and incorporated herein by reference (File Number 000-53313).

(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013 and incorporated herein by reference (File Number 000-53313).

(15)	Filed as exhibit 10.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2014 and incorporated herein by reference (File Number 000-53313).

(16)	Filed exhibits to our Current Report on Form 8-K/A Amendment No. 1 filed with the Securities and Exchange Commission on June 3, 2014 and incorporated herein by reference (File Number 000-53313).

(17)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2014 and incorporated herein by reference (File Number 000-53313).

(18)	Filed as exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2014 and incorporated herein by reference (File Number 000-53313).

(19)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2015 and incorporated herein by reference (File Number 000-53313).

(20)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2015 and incorporated herein by reference (File Number 000-53313).

(21)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2015 and incorporated herein by reference (File Number 000-53313).

(22)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2015 and incorporated herein by reference (File Number 000-53313).

(23)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2015 and incorporated herein by reference (File Number 000-53313).

(24)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2015 and incorporated herein by reference (File Number 000-53313).

(25)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2015 and incorporated herein by reference (File Number 000-53313).

(26)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015 and incorporated herein by reference (File Number 000-53313).

(27)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2015 and incorporated herein by reference (File Number 000-53313).

+XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.