Form 10-K/A
period 2015-07-31
HYDROCARB ENERGY CORP
filed 2015-11-16
CIK 1425808

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of January 31, 2015 the last day of the registrant’s most recently completed second fiscal quarter) was approximately $4,151,686.

The registrant had 24,258,742 shares of common stock outstanding as of November 10, 2015.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended July 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2015 (the “Original Filing Date”), solely to correct various errors and omissions in the Extensible Business Reporting Language (XBRL) files included in the Original Filing, which did not accurately reflect the financial statements and the footnotes set forth in the body of the Original Filing and to update the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of January 31, 2015, set forth on the cover page of the filing.

This Amendment contains only the cover page to this Amendment, this Explanatory Note, Item 15. Exhibits, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE. No other changes have been made to the Original Filing and this Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because this Amendment does not contain or amend disclosure to Item 307 or 308 of Regulation S-K and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

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
Date: November 16, 2015

By:	/s/Christine P. Spencer
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 16, 2015

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

10.19 (16)	December 4, 2013 Sales Agreement and Note with SMDRE, LLC
10.20 (16)	August 8, 2014 (effective August 4, 2014) Amendment to Note Payable Terms with SMDRE, LLC
10.21 (17)	Credit Agreement dated as of August 15, 2014, by and among Hydrocarb Energy Corporation, as borrower, Shadow Tree Capital Management, LLC, as agent, and the Lenders thereto
10.22 (17)	Stock Grant Agreement between Hydrocarb Energy Corporation and the Lenders dated August 15, 2014

10.23 (17)	Guarantee and Collateral Agreement by Hydrocarb Energy Corporation and its subsidiaries in favor of the Lenders dated August 15, 2014
10.24 (17)	$1,136,363 Term Loan Note dated August 15, 2014 payable to Quintium Private Opportunity Fund, LP
10.25 (17)	$3,409,091 Term Loan Note dated August 15, 2014 payable to Shadow Tree Funding Vehicle A-Hydrocarb LLC
10.26 (18)	August 2014 Consulting Agreement with Pasquale V. Scaturro
10.27 (18)	March and July 2014 Employment Agreement with Charles F. Dommer
10.28 (18)	June 2014 Employment Agreement with Christine P. Spencer
10.29 (18)	Secured Promissory Note (April 18, 2014) - Kent P. Watts – ($600,000)
10.30 (18)	Sales Agreement and Note (September 6, 2013) - Kirby Caldwell
10.31 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and LG Capital Funding, LLC (February 17, 2015)
10.32 (19)	8% Convertible Redeemable Note ($105,000 – LG Capital Funding, LLC)(February 17, 2015)
10.33 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and Adar Bays, LLC (February 17, 2015)
10.34 (19)	8% Convertible Redeemable Note ($105,000 – Adar Bays, LLC)(February 17, 2015)
10.35 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and KBM Worldwide, Inc. (February 17, 2015)
10.36 (19)	Convertible Promissory Note ($350,000 – KBM Worldwide, Inc.)(February 17, 2015)
10.37 (19)	10% Convertible Promissory Note ($137,000 – JSJ Investments Inc.)(February 23, 2015)
10.38 (19)	Securities Purchase Agreement between Hydrocarb Energy Corp. and Typenex Co-Investment, LLC (March 5, 2015)
10.39 (19)	Secured Convertible Promissory Note ($350,000 – Typenex Co-Investment, LLC.)(March 5, 2015)
10.40 (19)	Warrant to Purchase Shares of Common Stock (March 5, 2015 - Typenex Co-Investment, LLC)
10.41 (19)	Stock Pledge Agreement between Typenex Co-Investment, LLC and CW Navigation, Inc. (March 5, 2015)
10.42 (20)***	Executive Employment Agreement with Kent P. Watts (March 9, 2015)
10.43 (21)	Convertible Promissory Note dated March 31, 2015 by Hydrocarb Energy Corporation in favor of Vis Vires Group, Inc. in the principal amount of $414,500
10.44 (21)	Securities Purchase Agreement dated March 31, 2015 between Hydrocarb Energy Corporation and Vis Vires Group, Inc.
10.45 (21)***	Exchange Agreement between Hydrocarb Energy Corporation and Kent P. Watts (June 10, 2015)
10.46 (21)***	Convertible Promissory Note ($3,200,000) owed to Kent P. Watts
10.47 (21)	Amended and Restated Credit Agreement dated as of June 10, 2015, by and among Hydrocarb Energy Corporation, as borrower, Shadow Tree Capital Management, LLC, as agent, and the Lenders thereto
10.48 (21)	First Amendment to Stock Grant Agreement between Hydrocarb Energy Corporation and the Lenders dated June 10, 2015
10.49 (21)	$365,724 Term Loan Note dated June 10, 2015 payable by Hydrocarb Energy Corporation to Shadow Tree Funding Vehicle A-Hydrocarb LLC
10.50 (21)	$118,908 Term Loan Note dated June 10, 2015 payable by Hydrocarb Energy Corporation to Quintium Private Opportunity Fund, LP
10.51 (22)***	Employment Agreement with Christine P. Spencer effective June 12, 2015
10.52 (22)	Note Subscription Agreement dated July 16, 2015 with Duma Holdings, LLC
10.53 (22)	$350,000 Convertible Secured Promissory Note dated July 16, 2015 issued by Hydrocarb Energy Corporation to Duma Holdings, LLC
10.54 (22)	Guaranty of Kent P. Watts (July 16, 2015)
10.55 (22)	Guaranty of Michael Watts (July 16, 2015)
10.56 (23)	Convertible Promissory Note dated July 28, 2015 by Hydrocarb Energy Corporation in favor of JMJ Financial in the principal amount of $1,000,000
10.57 (24)	Form of Convertible Subordinated Promissory Note
10.58 (24)	Voting Agreement (August 25, 2015) between Kent P. Watts and S. Chris Herndon
10.59 (24)	Voting Agreement (August 28, 2015) between Christopher Watts and S. Chris Herndon

10.60 (24)	First Amendment to Exchange Agreement between Kent P. Watts and Hydrocarb Energy Corporation (September 21, 2015)
10.61 (25)	Securities Purchase Agreement dated October 16, 2015 between Hydrocarb Energy Corporation and Typenex Co-Investment, LLC
10.62 (25)	Secured Convertible Promissory Note dated October 16, 2015 by Hydrocarb Energy Corporation in favor of Typenex Co-Investment, LLC ($1,730,000)
10.63 (25)	Stock Pledge Agreement dated October 16, 2015 by CW Navigation, Inc. in favor of Typenex Co-Investment, LLC
10.64 (25)	Subordination and Postponement Agreement dated October 16, 2015 by and among Hydrocarb Energy Corporation, Shadow Tree Capital Management LLC, and Typenex Co-Investment, LLC
10.64 (26)	2015 Stock Incentive Plan
10.65(27)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Adar Bays, LLC
10.66(27)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Union Capital, LLC
10.67(27)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.68(27)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.69(27)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.70(27)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.71(27)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Adar Bays, LLC to Hydrocarb Energy Corporation
10.72(27)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Union Capital, LLC to Hydrocarb Energy Corporation
10.73(27)	Side Letter Agreement dated November 9, 2015 between Adar Bays, LLC and Hydrocarb Energy Corporation
10.74(27)	Side Letter Agreement dated November 9, 2015 between Union Capital, LLC and Hydrocarb Energy Corporation
10.75(27)	8% Short Term Cash Redeemable Note ($350,000), dated November 9, 2015, issued by Hydrocarb Energy Corporation to JSJ Investments Inc.
10.76(27)	Side Letter Agreement dated November 9, 2015 between JSJ Investments Inc.and Hydrocarb Energy Corporation
10.77(27)	Financial Consulting Agreement between Hydrocarb Energy Corporation and Geoserve Marketing LLC
10.78(27)***	Employment Agreement with Charles F. Dommer (July 20, 2015)
14.1(13)	Code of Conduct
21.1(28)	Subsidiaries of Hydrocarb Energy Corp.
23.1(28)	Consent of MaloneBailey, LLP
23.2(28)	Consent of Ralph E. Davis Associates, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1(25)	Report of Ralph E Davis Associates, Inc., dated September 11, 2015
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

(28)           Filed as an exhibit to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2015 and incorporated herein by reference (File Number 000-53313).

+XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.