Form 10-Q
period 2015-10-31
HYDROCARB ENERGY CORP
filed 2015-12-21
CIK 1425808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended October 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of December 15, 2015, 24,334,222 shares of common stock, $0.001 par value, of the registrant were outstanding.

Part I. Financial Information

Part I - Financial Information

Item 1.	Financial Statements

1.	Consolidated Balance Sheets (unaudited)	1

2..	Consolidated Statements of Operations and Comprehensive Loss (unaudited)	2

3.	Consolidated Statements of Cash Flows (unaudited)	3

4.	Notes to Consolidated Financial Statements (unaudited)	4

HYDROCARB ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2015	July 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$201,353	$229,512
Oil and gas revenues receivable	212,177	219,676
Other current assets	366,895	526,056
Other receivables, net	392,825	101,334
Total current assets	1,173,250	1,076,578

Oil and gas properties, accounted for using the full cost method of accounting Evaluated property, net of accumulated depletion of $4,860,218 and $4,381,912, respectively; and accumulated impairment of $373,335 and $373,335, respectively	14,435,774	14,823,669
Unevaluated property	2,260,912	2,260,912
Restricted cash	8,480,160	12,488,755
Other assets	238,146	373,877
Property and equipment, net of accumulated depreciation of $199,909 and $190,971, respectively	101,772	110,710
TOTAL ASSETS	$26,690,014	$31,134,501

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$4,301,767	$3,732,664
Short term notes payable, net of discount $1,776,093 and $906,981	5,668,832	4,719,284
Convertible short term related party note, net of discount of $1,786 and $198,647	348,215	1,708,637
Asset retirement obligation – short term	25,000	25,000
Derivative Liability	2,833,870	2,001,134
Advances	1,043,945	5,919,932
Due to related parties	156,585	78,585
Total current liabilities	14,378,214	18,185,236

Convertible notes payable, net of discount $1,092,115 and $81,782	442,883	374,053
Convertible notes payable – related party, net of discount $574,966 and $734,024	41,701	2,265,976
Notes Payable - related party	600,000	600,000
Asset retirement obligation – long term	11,046,157	10,797,858
Total liabilities	26,508,955	32,223,123

Stockholders' Equity (Deficit):
Series A Convertible Preferred Stock, 10,000 shares authorized $400 per share, no shares issued and outstanding	-	-
Series B Convertible Preferred Stock, 35,000 shares authorized $1,000 per share, 3,120 shares issued and outstanding as of October 31, 2015	3,120,000	-
Common stock: $0.001 par value; 1,000,000,000 shares authorized; 24,208,742 and 23,001,589 shares issued and outstanding as of October 31, 2015 and July 31, 2015, respectively	24,209	23,002
Receivable for common stock	(413,898)	(413,898)
Additional paid-in capital	84,372,369	82,072,483
Accumulated deficit	(86,885,781)	(82,734,369)
Total deficit attributable to Hydrocarb Energy Corp.	216,899	(1,052,782)
Non-controlling interests	(35,840)	(35,840)
Total deficit	181,059	(1,088,622)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$26,690,014	$31,134,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014

Revenues	$1,211,406	$1,205,429
Operating expenses
Lease operating expense	1,164,974	1,297,555
Depreciation, depletion, and amortization	489,404	224,256
Accretion	248,299	302,208
General and administrative expense	2,366,174	943,280
Total operating expenses	4,268,851	2,767,299

Loss from operations	(3,057,445)	(1,561,870)

Other income (expense)	(12,114)	4,042
Interest expense, net	(2,356,493)	(227,777)
Gain on derivatives	1,273,926	-
Foreign currency transaction (loss)	714	4,759

Net loss before income taxes	(4,151,412)	(1,780,846)
Income tax provision	-	-

Net loss	(4,151,412)	(1,780,846)

Less: Net loss attributable to non-controlling interests	-	(1,323)
Net loss attributable to Hydrocarb Energy Corp.	(4,151,412)	(1,779,523)

Basic and diluted loss per common share:	$(0.18)	$(0.08)

Weighted average shares outstanding (basic and diluted)	23,512,300	21,151,819

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDROCARB ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,151,412)	$(1,780,846)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	489,404	224,256
Accretion	248,299	302,208
Amortization of debt discount	1,518,758	196,278
Amortization on debt issuance cost	149,254	-
Stock issued for legal service	1,564,000	-
Share based compensation	8,000	280,475
Change in derivative liabilities	(1,273,926)	-

Changes in operating assets and liabilities:
Accounts receivable	7,499	132,907
Other receivable	(291,491)	-
Accounts receivable – related party	-	57,957
Other assets	148,475	114,400
Accounts payable and accrued expenses	(210,872)	(554,635)
Due to related parties	78,000	(66,957)
Advances	-	30,709
NET CASH USED IN OPERATIONS	(1,716,012)	(1,063,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(90,408)	(401,831)
Purchase of property and equipment	-	(3,110)
CASH USED IN INVESTING ACTIVITIES	(90,408)	(404,941)

CASH FLOWS FROM FINANCING ACTIVITES
Payments on notes payable	(954,561)	(285,983)
Proceeds from note payable to related party	616,667	-
Proceeds from borrowings	2,116,155	3,452,812
CASH PROVIDED BY FINANCING ACTIVITIES	1,778,261	3,166,829

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,159)	1,698,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,512	144,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$201,353	$1,842,898

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$574,974	$8,054

NONCASH INVESTING AND FINANCING ACTIVITIES
Note conversion to preferred stock	$3,120,000	$-
Discount from derivatives	$2,818,337	$-
Stock issued for interest	$17,419	$-
Cashless warrant exercise	128	-
Resolution of derivative liability	711,675	-
Advances used for drilling	4,875,987	-
ARO change in estimate	-	(52,431)
Shares issued to tenders for debt	-	247,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDROCARB ENERGY CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business and basis of presentation

The unaudited consolidated financial statements of Hydrocarb Energy Corp. ("Hydrocarb", "HEC", the "Company", "we", "us", or "our") have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2015, filed with the SEC on November 13, 2015 (the "Annual Report"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2015, as reported in the Annual Report, have been omitted.

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States and onshore in Namibia, Africa.

Effective September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to (1) affect an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock to 1,000,000,000 shares; (2) affect an amendment to the Company's Articles of Incorporation to authorize 100,000,000 shares of "blank check" preferred stock (the "Blank Check Preferred Amendment"); (3) designate 10,000 shares of Series A 7% Convertible Voting Preferred Stock (the "Series A Amendment"); and (4) designate 35,000 shares of Series B Convertible Preferred Stock (the "Series B Amendment"), each of which amendments were approved by the stockholders of the Company at the Annual Meeting of Shareholders of the Company held on September 28, 2015. Previously, effective on September 21, 2015, the Company filed a Certificate of Correction with the Secretary of State of Nevada, which cancelled and rescinded in its entirety, the previously filed Series A 7% Convertible Voting Preferred Stock designation filed by the Board of Directors without stockholder approval on December 2, 2013.

In August 2015, the Company transferred the 39% working interest in certain Namibian oil and gas concessions then held by Namibia Exploration, Inc., the Company's wholly-owned subsidiary to Hydrocarb Namibia Energy (Pty) Limited, also the Company's wholly-owned subsidiary, to consolidate ownership of such working interests in Hydrocarb Namibia Energy (Pty) Limited.

Our common stock is quoted under the symbol "HECC" on the OTCQB Market.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current presentation.

Principles of consolidation

We own 100% of the issued and outstanding share capital of (i) Penasco Petroleum Inc. ("Penasco"), a Nevada corporation, (ii) Galveston Bay Energy, LLC ("GBE"), a Texas limited liability company, (iii) SPE Navigation I, LLC, a Nevada limited liability company ("SPE"), (iv) Namibia Exploration, Inc. ("NEI"), a Nevada corporation, (v) Hydrocarb Corporation, a Nevada corporation ("HCN"), (vi) Hydrocarb Texas Corporation, a Texas corporation, and (vii) Hydrocarb Namibia Energy (Pty) Limited ("Namibia"), a company chartered in the Republic of Namibia. In addition, we own 95% of the issued and outstanding share capital of Otaiba Hydrocarb LLC ("Otaiba"), a United Arab Emirates (UAE) limited liability corporation. The accompanying consolidated financial statements include the accounts of the entities noted above. All significant intercompany accounts and transactions have been eliminated in consolidation.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material impact on our financial position or results from operations.

Additionally, at the Company's Annual Meeting of Stockholders held on September 28, 2015, the Company's stockholders ratified the designation of the Company's Series A Preferred and on the same date, the Company designated Series A Preferred Stock with the Secretary of State of Nevada, provided that the approval of the Series A Preferred Stock was only to ratify the effect of certain prior transactions, and the Company has no outstanding Series A Preferred Stock and no current plans to issue Series A Preferred Stock at this time.

Note 2 – Oil and Gas Properties

Oil and natural gas properties consisted of the following:

	October 31, 2015	July 31, 2015

Evaluated Properties
Costs subject to depletion	$19,669,327	$19,578,916
Accumulated impairment	(373,335)	(373,335)
Accumulated depletion	(4,860,218)	(4,381,912)
Total evaluated properties	14,435,774	14,823,669

Unevaluated properties	2,260,912	2,260,912
Net oil and gas properties	$16,696,686	$17,084,581

Evaluated properties

Additions to evaluated oil and gas properties during the three months ended October 31, 2015 and during the year ended July 31, 2015 consisted mainly of exploration costs, geological and geophysical costs of $90,411 and $2,271,509, respectively.

Unevaluated Properties

Namibia, Africa

We own 90% (100% cost responsibility) of our Namibia concession. As of October 31, 2015, approximately $2.3 million has been expended towards the initial exploration period.

Note 3 – Impairment

Oil and Gas Properties

We account for our oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission ("SEC"). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center.

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of October 31, 2015 and July 31, 2015, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 4 – Asset Retirement Obligation

The following is a reconciliation of our asset retirement obligation (ARO) liability as of October 31, 2015 and July 31, 2015, respectively.

	October 31, 2015	July 31, 2015
Reconciliation of asset retirement obligation balance:
Liability for asset retirement obligation, beginning of period	$10,822,858	$11,716,230
Asset retirement obligations sold	-	-
Accretion	248,299	993,579
Revisions in estimated cash flows	-	(1,845,967)
Costs incurred	-	(40,984)
Liability for asset retirement obligation, end of period	$11,071,157	$10,822,858

Current portion of asset retirement obligation	$25,000	$25,000
Noncurrent portion of asset retirement obligation	11,046,157	10,797,858
Total liability for asset retirement obligation	$11,071,157	$10,822,858

Note 5 – Related Party Notes Payable

Related Party Installment Note Payable

In November 2013, we issued a promissory note for funds received from Mr. Kent P. Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company's assets owned by GBE, subject to any other lien holder's superior rights, if any. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of October 31, 2015. As part of the financing agreement with Shadow Tree Capital Management, LLC (as discussed below), this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

Related Party Exchange Agreement

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Herndon, our then directors), Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) pursuant to the terms of the HCN Exchange Agreement, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN Exchange Agreement, totaling, $327,879, into 32 "Units", each consisting of (a) 25,000 shares of the Company's restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000. As such, Mr. Watts received an aggregate of 800,000 shares of common stock and a Convertible Promissory Note with an aggregate principal amount of $3.2 million and a maturity date of June 10, 2018. The Convertible Note was convertible into common stock of the Company at any time at Mr. Watt's option at a conversion price of $4 per share, and was automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015. The Convertible Note accrued interest (prior to its automatic conversion into Series B Preferred Stock), quarterly in arrears, which accrued interest is added to the principal balance of the Convertible Note. The interest rate of the Convertible Note was equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the "WTI Interest Rate"), provided that in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. Any amounts not paid under the Convertible Note when due accrue interest at the rate of 12% per annum until paid in full.

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

As of October 31, 2015, Convertible Promissory Notes with a principal amount of $3 million and $70,000 accrued interest have been fully converted into 3,070 shares of Series B Convertible Preferred Stock for $1,000 per share. The Company has immediately recognized $734,024 of amortization expense of the note discount upon conversion.

Duma Holding Convertible Promissory Note- Related Party

On July 16, 2015, pursuant to a Note Subscription Agreement, we sold a $350,000 Convertible Secured Promissory Note (with a $7,000 original issuance discount) to Duma Holdings, LLC ("Duma Holding" and the "Duma Holdings Note"). The Duma Holdings Note (along with any unpaid interest thereon) is convertible at any time, provided the note is converted in full, into (a) 1.75 units ("Units"), each consisting of 25,000 shares of common stock of the Company and $100,000 in face amount of Convertible Subordinated Promissory Notes in the form currently offered by the Company in its ongoing private offering of Units as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 19, 2015 (which will automatically convert automatically upon their issuance into shares of Series B Convertible Preferred Stock at the rate of $1,000 per share); and (b) 350,000 shares of common stock (393,750 shares of common stock in aggregate when combined with the shares which form part of the Units). The Duma Holdings Note was due and payable by us on November 30, 2015. The Duma Holdings Note accrues interest at the rate of 15% per annum, payable beginning on October 31, 2015, and quarterly thereafter through maturity. The Duma Holdings Note can only be repaid with the prior written approval of Duma Holdings. The Duma Holdings Note contains usual and customary events of default, representations and warranties. The payment of the principal and accrued interest due under the Duma Holdings Note is personally guaranteed by Kent P. Watts, our Chief Executive Officer, and Michael Watts, his brother, pursuant to separate guaranty agreements (the "Guarantee Agreements"), and secured by a first priority security interest on certain real estate owned by Kent P. Watts pursuant to a Deed of Trust, Assignment of Rents and Security Agreement.

As of October 31, 2015, the net payable balance is $348,215. During the three months ended October 31, 2015, $5,476 of amortization of debt discount was expensed. The Company also recognized $17,516 in amortization of debt issue costs.

On or around November 30, 2015, we and Duma Holdings agreed to amend the Duma Holdings Note to provide for an extension in the due date of the note until February 29, 2016, in connection with the payment by the Company of $19,705 of accrued interest on the note through November 30, 2015, and a $3,500 extension fee, and to allow for a subsequent extension in the discretion of the Company through May 31, 2016, with at least ten days’ notice to Duma Holdings before the current extended due date, and the payment to Duma Holdings of accrued interest owed through such extension date, and an extension fee of $3,500.

Kent P. Watts and S. Chris Herndon Convertible Subordinated Promissory Note Subscription

On September 14, 2015, Kent P. Watts, the Chief Executive Officer and Chairman of the Company subscribed for $350,000 in Convertible Subordinated Promissory Notes and on September 17, 2015 he subscribed for an additional $166,667 in Convertible Promissory Notes (collectively, the "Watts Notes"). The Watts Notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of the holder at the beginning of each quarter), provided no principal or interest on the Watts Notes can be paid in cash until all amounts owed by the Company to its senior lender is paid in full. In the event the stock interest rate is chosen by Mr. Watts, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company's common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis. In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the Watts Notes. The "WTI Rate" equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the "WTI Interest Rate"). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. All principal and accrued interest on the Watts Notes is convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the Watts Notes into common stock in the event the trading price of the Company's common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days. Any shares of common stock issuable upon conversion of the Watts Notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company's common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company's common stock is in excess of 100,000 shares per day. The Watts Notes have standard and customary events of default.

Previously, on August 26, 2015, Mr. S. Chris Herndon, the Company's director purchased a Convertible Promissory Note in the amount of $100,000 with substantially similar terms as the Watts Notes (the "Herndon Note").

As of October 31, 2015, the Watts Notes payable balance is $32,535. During the three months ended October 31, 2015, $32,535 of amortization of debt discount was expensed.

As of October 31, 2015, the Herdon Note payable balance is $9,166. During the three months ended October 31, 2015, $9,166 of amortization of debt discount was expensed.

Note 6 – Notes Payable and Convertible Notes

Credit Agreement

Effective August 15, 2014, we entered into a Credit Agreement (the "Credit Agreement") as borrower, along with Shadow Tree Capital Management, LLC, as agent (the "Agent"), and certain lenders party thereto (the "Lenders"). Pursuant to the Credit Agreement, the Lenders loaned us $4 million, which was represented by Term Loan Notes in an aggregate amount of $4,545,454 (the "Notes"), representing an original issue discount of 12%. We also paid the Lenders a structuring fee of $90,909 equal to 2% of the principal amount of the Notes (the "Structuring Fee") and agreed to reimburse the Lenders for all reasonable and documented fees, costs and expenses associated with the Credit Agreement, which totaled $172,824 in aggregate. Finally, we paid ROTH Capital Partners, LLC, a placement fee of 5% of the total value of the Loans ($227,273), as placement agent and Gary W. Vick, a consulting fee of 1% of the face value of the Loans ($45,455) for consulting services rendered. As a result of the payments above, the net amount of funding received from the Loans was $3,463,539.

Pursuant to the Credit Agreement, we had the right, at any time prior to the one year anniversary of the Credit Agreement, to borrow up to an additional $1,000,000 under the Credit Agreement (the "Additional Loan"), subject to certain pre-requisites and requirements as set forth in the Credit Agreement, including, but not limited to us raising $750,000 through the sale of equity subsequent to the closing of the transactions contemplated by the Credit Agreement (which we agreed to obtain within 150 days of the date of the Credit Agreement). We also agreed to pay a 2% Structuring Fee on the Additional Loan. The proceeds of the Additional Loan could only be used for the Oil and Gas Activities. No Additional Loan was made under the terms of the Credit Agreement prior to the date of the Restated Credit Agreement (as described below).

The amount owed pursuant to the Notes (and any amount borrowed pursuant to the Additional Loan) is guaranteed by our wholly-owned subsidiary, Hydrocarb Corporation ("HCN") and its subsidiaries, and our other wholly-owned subsidiaries and is secured by a first priority security interest in substantially all of our assets (including, but not limited to the securities of our subsidiaries and HCN and its subsidiaries) evidenced by a Guarantee and Collateral Agreement, various pledge agreements and a deed of trust providing the Agent, as agent for the Lenders, a security interest over our oil and gas assets and rights. The Company has no independent assets or operations, the guarantees are full and unconditional, and joint and several, and any subsidiaries of the company other than the subsidiary guarantors are minor.

The Notes did not accrue any interest for the first nine months after their issuance date (August 15, 2014), provided thereafter they were to accrue interest at the rate of (a) 16% per annum where the average net monthly oil and gas production revenues of Galveston Bay Energy LLC, our wholly-owned subsidiary, for the trailing three month period (the "Trailing Three Month Revenues") was less than $900,000; or (b) 14% per annum, where the Trailing Three Month Revenues were equal to or greater than $900,000, payable monthly in arrears through the maturity date of such Notes, August 15, 2016.

Pursuant to the Credit Agreement, we agreed to issue the Lenders their pro rata share of (a) 60,000 restricted shares of common stock on the effective date of the Credit Agreement, August 15, 2014 (the "Effective Date"); (b) 32,500 restricted shares in the event any amount of the Loans (or other obligations outstanding under agreements entered into in connection with the Loans, the "Loan Documents") were outstanding on the 12 month anniversary of the Effective Date; (c) 32,500 restricted shares in the event any amount was outstanding under the Loan Documents on the 18 month anniversary of the Effective Date; and (d) 25,000 restricted shares in the event any amount was outstanding under the Loan Documents on the 21 month anniversary of the Effective Date. The shares were to be issued pursuant to the terms and conditions of a Stock Grant Agreement, pursuant to which each of the Lenders made certain representations to the Company regarding their financial condition and other items in order for the Company to confirm that an exemption from registration existed and will exist for such issuances.

Effective June 10, 2015, we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Agent and Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP, as lenders (collectively, the "Lenders"), which amended and restated in its entirety the Credit Agreement, which was previously amended on February 17, 2015. As part of this agreement, we received an additional loan.

The Restated Credit Agreement, increased the amount of interest due on additional loans made pursuant to the terms of the Restated Credit Agreement (provided that no additional loans were made under the credit agreement prior to the additional loans made in connection with the Restated Credit Agreement as discussed below) to 16% per annum (from 14% per annum pursuant to the prior terms); accelerated the maturity date of amounts borrowed from the Lenders under the credit agreement to November 30, 2015 (previously amounts borrowed were due August 15, 2016); provided for the Lenders to make additional loans of $475,632 (less an aggregate of $73,023 in fees and expenses, not including placement and other fees totaling 6% of the amount borrowed) as of the date of the Restated Credit Agreement, which loans have been made to date; removed the right of the Company to request further loans under the credit agreement; provided for the payment to the Lenders of an exit fee in the amount of 4% of the amount repaid under the Restated Credit Agreement, if repaid in full prior to July 31, 2015 (which amount was not repaid in full), and 5% of such repaid amount if repaid after July 31, 2015; provided for the immediate issuance of an aggregate of 32,500 shares of the Company's restricted common stock to the Lenders and the termination of any other requirements of the Company to issue additional shares to the Lenders pursuant to the terms of the credit agreement (previously 32,500 shares were due on the 18 month anniversary of the original closing and 25,000 shares were due on the 21 month anniversary of the original closing); required us to make all contractually required payments to Linc Energy LLC and make all necessary payments to and take or cause to be taken all other commercially reasonable actions to cause the Redfish Reef field to be both producing and distributing meaningful quantities of oil and gas no later than July 15, 2015, subject to circumstances beyond our control; modified certain of the covenants described in the Credit Agreement; waived, effective as of the date of the Restated Credit Agreement all previous defaults which the Lenders had notice of under the original Credit Agreement; and effected various non-material revisions and updates to the original Credit Agreement.

We have evaluated this amendment and determined it did not qualify for extinguishment accounting. In connection with the amendments to the original Credit Agreement discussed above, we also entered into a First Amendment to Stock Grant Agreement and additional promissory notes evidencing the additional loan described above in the aggregate amount of $475,632 with the Lenders (the "Additional Notes").

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

For the term loan, the Company has recognized $254,809 of amortization expense of the original issuance discount, with a net payable balance of $4,467,712 and unamortized original issuance discount of $77,743 as of October 31, 2015. In addition, we have recognized $283,455 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these costs over the term of the loan. During the year ended October 31, 2015, we recognized $68,342 of amortization expense and have $24,626 in unamortized debt issuance cost as of October 31, 2015.

For the additional loan, the Company has recognized $45,686 of amortization expense of the original issuance discount, with a net payable balance of $448,997 and unamortized original issuance discount of $26,635 as of October 31, 2015. In addition, we have recognized $23,782 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. We are amortizing these costs over the term of the loan. During the three months ended October 31, 2015, we recognized $13,113 of amortization expense and have $4,930 in unamortized debt issuance cost as of October 31, 2015.

Installment Notes Payable

In February 2015, we financed our commercial insurance program using a note payable for $414,384. Under the note, we are obligated to make eight payments of $52,586 per month, which include principal and interest, beginning in March 2015. As of October 31, 2015, the note payable has been paid off.

Convertible Notes Payable

KBM Worldwide, Inc. Convertible Note

On February 19, 2015, we sold KBM Worldwide, Inc. ("KBM") a Convertible Promissory Note in the principal amount of $350,000 (the "KBM Convertible Note"), pursuant to a Securities Purchase Agreement, dated and entered into on February 17, 2015. The KBM Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on February 19, 2016. The KBM Convertible Note provides for customary events of default such as failing to timely make payments under the KBM Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the KBM Convertible Note, we are required to repay KBM liquidated damages in addition to the amount owed under the KBM Convertible Note.

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

The KBM Convertible Note included a $26,000 original issue discount and we paid $4,000 of KBM's attorney's fees in connection with the sale of the KBM Convertible Note and as such, the net amount, before our expenses, that we received upon sale of the KBM Convertible Note was $320,000.

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

We also deposited 750,000 shares of our common stock into escrow with KBM's counsel to secure the repayment of the KBM Convertible Note, which shares are to be held in escrow and released to KBM only upon the occurrence of an event of default under the KBM Convertible Note. These shares have been returned to the Company as of October 28, 2015, and cancelled.

As of October 31, 2015, we had repaid the note and all accrued interest. As of October 31, 2015, the Company had recognized the remaining discount of $14,381 into amortization expense of the note discount. The Company also recognized amortization of debt issue costs of $11,063.

Typenex Co-Investment, LLC Convertible Note

On March 5, 2015, we sold a Secured Convertible Promissory Note (the "Typenex Convertible Note") to Typenex Co-Investment, LLC ("Typenex") in the amount of $350,000. The Typenex Convertible Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Convertible Note bears interest at the rate of 10% per annum (22% upon the occurrence of an event of default) and is due and payable in full on January 5, 2016. The Typenex Convertible Note provides for customary events of default such as failing to timely make payments under the Typenex Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the Typenex Convertible Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Convertible Note.

We have the right to prepay the Typenex Convertible Note, pursuant to the terms thereof, at any time, provided we pay a prepayment amount of 125% of the then outstanding balance. The principal amount of the Typenex Convertible Note and all accrued interest is convertible at the option of the holder thereof into our common stock at any time. The conversion price of the Typenex Convertible Note is initially $2.25 per share, provided that if our market capitalization falls below $20 million (provided further that our current market capitalization is below $20 million), the conversion price becomes the lower of $2.25 per share and the average of the five lowest closing bid prices of our common stock on the twenty trading days immediately prior to such conversion date (the "Market Price") multiplied by 80% (provided such percentage is subject to automatic reduction upon the occurrence of certain events, including among other things described in the Convertible Secured Note, a reduction by 5% in the event the Market Price is less than $0.75).

The Typenex Convertible Note included a $45,000 original issuance discount and we agreed to pay $5,000 of Typenex's legal fees in connection with the transaction. As a result, the net amount received in connection with the sale of the Typenex Convertible Note, before our expenses, was $300,000.

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

As additional consideration for the loan evidenced by the Typenex Convertible Note, the Company granted Typenex a five year warrant to purchase 38,889 shares of our common stock at an exercise price of $2.25 per share (the "Warrant") which number of shares and exercise price are subject to adjustment. The Warrant includes the same ownership limitation described above in connection with the Typenex Convertible Note. The Warrant includes cashless exercise rights.

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

The amounts owed under the Typenex Convertible Note were secured by a Stock Pledge Agreement (the "Pledge Agreement") whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman ("CW Navigation"), pledged one million one hundred thousand (1,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Convertible Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below $900,000 it constitutes a default of the Typenex Convertible Note and CW Navigation is required to pledge additional shares to bring the total value of such pledged shares (as calculated above) to $900,000. Typenex also entered into a subordination agreement in favor our senior lender, Shadow Tree Capital Management, LLC ("Shadow Tree"), to subordinate the repayment of the Typenex Convertible Note to amounts owed by us to Shadow Tree.

As of October 31, 2015, we had repaid the note and all accrued interest. As of October 31, 2015, the Company had recognized the remaining discount of $142,165 into amortization expense of the note discount. The Company also recognized amortization of debt issue costs of $22,099.

Vis Vires Group Convertible Promissory Note

On March 31, 2015, we sold Vis Vires Group, Inc. ("Vis Vires") a Convertible Promissory Note in the principal amount of $414,500 (the "Vis Vires Convertible Note"), pursuant to a Securities Purchase Agreement, dated and entered into on March 31, 2015. The Vis Vires Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 2, 2016. The Vis Vires Convertible Note provides for customary events of default such as failing to timely make payments under the Vis Vires Convertible Note when due. Additionally, upon the occurrence of certain fundamental defaults, as described in the Vis Vires Convertible Note, we are required to repay Vis Vires liquidated damages in addition to the amount owed under the Vis Vires Convertible Note.

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

The Vis Vires Convertible Note included a $9,500 original issue discount and we paid $5,000 of Vis Vires's attorney's fees in connection with the sale of the Vis Vires Convertible Note and as such, the net amount, before our expenses, that we received upon sale of the Vis Vires Convertible Note was $400,000.

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

As of October 31, 2015, we had repaid the note and all accrued interest. As of October 31, 2015, the Company had recognized the remaining discount of $6,351 into amortization expense of the note discount. The Company also recognized amortization of debt issue costs of $16,712.

JMJ Convertible Promissory Note

On July 28, 2015, the Company sold JMJ Financial ("JMJ") a Convertible Promissory Note in the principal amount of up to $1,000,000 (the "JMJ Convertible Note"). The initial amount received in connection with the sale of the JMJ Convertible Note was $300,000, and the JMJ Convertible Note currently has a face amount of $373,333, as all amounts borrowed under the note include a 10% original issue discount. Moving forward, JMJ may loan us additional funds (up to $900,000 in aggregate) at our request, provided that JMJ has the right in its sole discretion to approve any future request for additional funding. Each advance under the JMJ Convertible Note is due two years from the date of such advance, with the $373,333 initially owed under the note due on July 28, 2017.

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

As of October 31, 2015, the Company had recognized $3,268 of amortization expense of the note discount, with a net payable balance of $344,468 and unamortized debt discount of $28,865. We are amortizing these discounts over the term of the note using effective interest method.

Christian Smith & Jewell Convertible Note

On May 29, 2015, the Company entered into a revolving line of credit agreement with Christian Smith & Jewell, the Company's legal counsel. The line of credit established a revolving line of credit in the amount of up to $350,000 for legal fees due to the law firm, including $200,000 previously accrued. Advances of credit under the line of credit are in the discretion of the law firm. Amounts subject to the line of credit are evidenced by individual convertible promissory notes, which have customary events of default, accrue interest at the rate of 3% per annum (12% upon an event of default), are due on demand, and are convertible (along with accrued and unpaid interest) into shares of the Company's common stock at a conversion price of $1.17 per share. Amounts due can be paid at any time without penalty, provided the Company gives at least 30 days prior notice of its intention to repay amounts owed. The notes each contain a 4.99% ownership limitation. In connection with the entry into the line of credit, the Company issued the law firm a convertible promissory note in the amount of $200,000.

For the term loan, the Company has recognized $28,488 of amortization expense of the note discount, with a net payable balance of $442,784, including the unamortized original issuance discount as of October 31, 2015. We are amortizing these discounts over the term of the note.

David L. Gillespie Unit Note

Effective on July 15, 2015, the Company sold David Gillespie, 0.5 Unit for an aggregate purchase price of $50,000, with each Unit consisting of (a) 25,000 shares of the restricted common stock of the Company (the "Shares"); and (b) $100,000 in face amount of Convertible Subordinated Promissory Notes (each a "Note"). The Note was convertible into common stock of the Company at any time at Mr. Gillespie's option at a conversion price of $4 per share, and was automatically convertible into shares of Series B Convertible Preferred Stock of the Company upon designation of such Series B Convertible Preferred Stock with the Secretary of State of Nevada which occurred on September 28, 2015. The Note accrued interest (prior to its automatic conversion into Series B Preferred Stock), quarterly in arrears, which accrued interest is added to the principal balance of the Note. The interest rate of the Note was equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the "WTI Interest Rate"), provided that in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. Any amounts not paid under the Note when due accrue interest at the rate of 12% per annum until paid in full.

As of October 31, 2015, Convertible Promissory Notes with a principal amount of $50,000 have been fully converted into 50 shares of Series B Convertible Preferred Stock for $1,000 per share. The Company has immediately recognized $17,282 of amortization expense of the note discount upon conversion.

Typenex Co-Investment, LLC Convertible Note

On October 19, 2015, and effective October 16, 2015, we sold a Secured Convertible Promissory Note (the "Typenex Note") to Typenex Co-Investment, LLC ("Typenex") in the amount of $1,730,000. The Typenex Note was issued pursuant to the terms of a Securities Purchase Agreement dated as of the same date. The Typenex Note included a $475,000 original issuance discount and also included $5,000 which went to pay Typenex's legal fees in connection with the transaction. Additionally, a total of $263,011 of the purchase price of the Typenex Note was paid by way of the forgiveness by Typenex of amounts owed by us to Typenex under a Secured Convertible Promissory Note in the original principal amount of $350,000 which we sold to Typenex in March 2015 (provided the warrants granted to Typenex in connection with the prior March 2015 transaction remain outstanding). As a result, we received a total of $986,990 in cash in connection with the sale of the Typenex Note.

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

The amounts owed under the Typenex Note were secured by a Stock Pledge Agreement (the "Pledge Agreement") whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman ("CW Navigation"), pledged two million one hundred thousand (2,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below 1.5 times the then balance of the note (initially $2,595,000), at any time after November 1, 2015, it constitutes a default of the Typenex Note. From the date of funding until November 1, 2015 (and at any time thereafter at the request of Typenex), CW Navigation or its affiliates can pledge additional shares to bring the required value of the shares pledged above the minimum collateral value threshold or to over-collateralize the note. Subsequent to the closing, KW Navigation has pledged an additional one million (1,000,000) collateral shares to Typenex under the Pledge Agreement to bring the required value of the shares pledged above the required minimum collateral value threshold.

The Typenex Note provides for customary events of default such as failing to timely make payments under the Typenex Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Typenex Note equal to at least three times the number of shares of common stock that could be issuable thereunder at any time (initially 3 million shares), failing to repay all of our currently outstanding variable rate convertible securities within thirty days of the date of the note, failing to repay our senior creditor (Shadow Tree, as defined below) by the maturity date of the Typenex Note or alternatively, failing to receive Shadow Tree's consent to repay the Typenex Note at maturity in cash, and in the event the value of the securities pledged pursuant to the Pledge Agreement (as discussed above) falls below the required value after November 1, 2015, subject where applicable to our ability to cure certain defaults. Additionally, it is an event of default under the note in the event we fail to repay all of our outstanding variable securities within 30 days of the date of the note (the "Variable Security Payment Date") or in the event we have any outstanding variable securities after such Variable Security Payment Date.

At any time following an uncured event of default, Typenex has the right to convert any or all of the outstanding principal amount of the note into our common stock. The conversion price of the Typenex Note is 80% of the five lowest closing bid prices of our common stock on the 20 trading days prior to any conversion, provided that if the average of such closing bid prices is below $0.75 per share, the conversion rate is decreased by 5% (to 75%), and provided further that the conversion rate is decreased by an additional 5% if we are not DWAC eligible at any time or DTC eligible at any time (for up to an aggregate of an additional 10% decrease in the conversion rate). Finally, in the event certain defaults (defined as major defaults under the note) occur, the conversion rate may be decreased by up to an additional 15% (an additional 5% decrease in the conversion rate per the occurrence of the first three major defaults). Typenex also has the right upon the occurrence of an event of default to require us to repay in full the amount owed under the note by providing us written notice, subject to the terms of a subordination agreement entered into by Typenex in favor of our senior lender. Additionally, upon the occurrence of certain events of default as described in the Typenex Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Note.

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

Typenex also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC ("Shadow Tree"), to subordinate the repayment of the Typenex Note to amounts owed by us to Shadow Tree.

As of October 31, 2015, the Company has recognized $126,844 of amortization expense of the note discount, with a net payable balance of $309,339 and unamortized debt discount of $1,420,661. We are amortizing these discounts over the term of the note using the effective interest method. The Company also recognized $17,516 in amortization of debt issue costs.

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

For the term loan, the Company has recognized $4,074 of amortization expense of the debt discount, with a net payable balance of $4,206 and unamortized debt discount of $28,294 as of October 31, 2015.

Convertible Subordinated Promissory Note Offering

From August to September 2015, the Company sold $1,745,832 in Convertible Subordinated Promissory Notes (including $83,333 in notes sold to Clint Summers who was a director of the Company from September 7, 2015 until his untimely death shortly thereafter; $100,000 to the Company's director, S. Chris Herndon; and $516,667 to entities owned or controlled by Kent P. Watts, the Company's Chief Executive Officer and Chairman). The notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of each holder at the beginning of each quarter), provided no principal or interest can be paid in cash until all amounts owed by the Company to its senior lender is paid in full. In the event the stock interest rate is chosen by the holder, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company's common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis. In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the note. The "WTI Rate" equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the "WTI Interest Rate"). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. All principal and accrued interest on the notes are convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the notes into common stock in the event the trading price of the Company's common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days. Any shares of common stock issuable upon conversion of the notes are subject to a lock-up whereby no shares of common stock can be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company's common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company's common stock is in excess of 100,000 shares per day. The notes have standard and customary events of default.

As of October 31, 2015, the Company has recognized $135,910 of amortization expense of the note discount, with a net payable balance of $135,910 and unamortized debt discount of $1,487,716. We are amortizing these discounts over the term of the note using the effective interest method.

Note 7 – Fair Value

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

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company's consolidated balance sheets. These methods and assumptions are discribed in Note 8 - Derivative Liabilities

Note 8 – Derivative Liabilities

Derivative Liabilities

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2015:

Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Convertible Notes	$-	$-	$1,067,414	$1,067,414
Tainted Conversion Notes (Note 6)	$-	$-	$1,766,456	1,766,456
Total	$-	$-	$2,833,870	$2,833,870

Embedded Derivative Instruments

The Company determined that the following convertible notes (collectively "Convertible Notes") issued during the year ended October 31, 2015, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a "fixed-for-fixed" option as defined under FASB ASC Topic No. 815 - 40 (refer to Note 7 for further information regarding the Convertible Notes):

*            Typenex Co-Investment, LLC Convertible Note
*            Duma Holdings Convertible Note

Tainted Convertible Notes

For the year ended October 31, 2015, newly issued convertible notes were considered tainted derivative instruments due to the issuances of various convertibles notes issued. Those convertible notes contain a variable conversion price and therefore, we cannot conclude that we will have sufficient authorized unissued shares to settle all the warrants and convertible notes. Accordingly, the Company recorded a derivative liability for the aggregate fair value of the tainted convertible notes. (Refer to Note 7 for further information regarding the convertible notes):

●            Tainted Kent P. Watts Convertible Note
●            Tainted Christian Smith & Jewell Law Note
●            Tainted David L. Gillespie Convertible Note

●            Tainted Brian Kenny Convertible Note
●            Tainted Farid Barkhorder Convertible Note
●            Tainted Robert Klinek and Susan Pack Convertible Note
●            Tainted Lee Walinsky Convertible Note
●            Tainted S. Chris Herndon Convertible Note
●            Tainted Robert B. Kahw Convertible Note
●            Tainted Donald P. Clary Convertible Note
●            Tainted Jay Fishman Convertible Note
●            Tainted Carl Miller and Deanna Miller Convertible Note
●            Tainted Barry Robbins Convertible Note
●            Tainted Brent & Silvia Sagissor Convertible Note
●            Tainted David and Ginger Levy Trust Convertible Note
●            Tainted Kevin R. Minor Convertible Note
●            Tainted Timothy Hoke Smith Convertible Note
●            Tainted Clint D. Summers Convertible Note
●            Tainted Sean M. Crowley Trust Convertible Note

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	Initial	October 31, 2015
Common stock issuable	5,884,277	5,949,825
Market value of common stock on measurement date (1)	$0.91 – 1.50	$1.17
Adjusted exercise price	$0.52 – 4.00	$0.28-4.00
Risk free interest rate (2)	0.06% - 0.25%	0.01%-1.00%
Instrument lives in years	0.17 – 2.00	0.17 – 1.90
Expected volatility (3)	82%-115%	85%-119%
Expected dividend yields (4)	None	None

(1)            The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)            The risk-free interest rate was determined by management using between the 0.17 and 2 - year Treasury Bill as of the respective offering or measurement date.

(3)            The historical trading volatility was determined by the Company's trading history.

(4)            Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

Activity for embedded derivative instruments during the year ended October 31, 2015 was as follows:

	Balance at July 31, 2015	Initial Valuation of Embedded Derivative Instruments Issued During the Period	Increase (Decrease) in Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities on Repayment of Debt	Change of Derivative Liabilities upon Conversion		Balance at October 31, 2015
Typenex Co-Investment	$1,212,688	$1,072,506	$(428,740)	$(789,040)	$		$1,067,414
Duma Holdings	546	-	(546)	-			-
KBM Worldwide, Inc.	-	-	469,272	(469,272)			--
VIS VIRES Group, Inc	-	-	504,222	(504,222)			--
Embedded Convertible Note-Subtotal	1,213,234	1,072,506	544,208	(1,762,534)			1,067,414
Tainted Kent P. Watts	319,960	692,719	(138,202)	-		(363,659)	510,818
Tainted Christian Smith & Jewell	167,077	-	(132,130)	-			34,947
Tainted David L. Gillespie	4,956	-	824	-		(5,780)	-
Tainted Brian Kenny	34,330	-	(3,540)	-			30,790
Farid Barkhorder	-	78,685	(29,016)	-			49,669
Robert Klinek and Susan Pack	-	389,566	(120,800)	-			268,766
Lee Walinsky	-	34,074	(9,326)	-			24,748
S. Chris Herndon	-	144,336	(44,997)	-			99,339
Robert B. Kahw	-	120,023	(45,660)	-			74,363
Donald P. Clary	-	68,148	(18,652)	-			49,496
Jay Fishman	-	102,222	(27,978)	-			74,244
Carl Miller and Deanna Miller	-	45,431	(12,434)	-			32,997
Barry Robbins	-	50,746	(13,761)	-			36,985
Brent & Silvia Sagissor	-	45,431	(12,435)	-			32,996
David and Ginger Levy Trust	-	212,393	(63,114)	-			149,279
Kevin R. Minor	-	45,431	(12,434)	-			32,997
Timothy Hoke Smith	-	45,431	(12,434)	-			32,997
Clint D. Summers	-	113,579	(31,087)	-			82,492
Sean M. Crowley Trust	-	189,971	(41,438)	-			148,533
Tainted Note - Subtotal	526,323	2,378,186	(768,614)	-			1,766,456
Note Derivatives - Total	$1,739,557	$3,450,692	$(224,406)	$(1,762,534)		$(369,439)	$2,833,870

Warrants

As additional consideration for the loan evidenced by the Typenex Convertible Note, we granted Typenex a five year warrant (the "Typenex Warrants") to purchase shares of our common stock equal to $87,500 divided by the Market Price. The Market Price is defined as a Conversion Factor (70%-80%) multiplied by the average of the five (5) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion. The warrants have an initial exercise price of $2.25 per share, and are initially exercisable for 38,889 shares of common stock.

In addition, the Typenex Warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a "Lower Price") that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of some of these warrants will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment. We have determined that these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a "fixed-for-fixed" option as defined under FASB ASC Topic No. 815 - 40.

Tainted Warrants

During the year ended July 31, 2011, we entered into a consulting agreement with Geoserve Marketing, LLC ("Geoserve"). Under the terms of the agreement, the Company granted warrants to purchase 400,000 shares of common stock that have a market condition. If the Company's common stock attains a five day average closing price of $22.50 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable ("Warrant B"). If the Company's common stock attains a five day average closing price of $45.00 per share, 200,000 warrants with an exercise price of $7.50 and an expiration date of February 15, 2016 shall be exercisable ("Warrant C").

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

Activity for derivative warrant instruments during the three months ended October 31, 2015 was as follows:

	Balance at July 31, 2015	Initial Valuation	Increase (Decrease) in Fair Value of Derivative Liabilities	Change of Derivative Liabilities upon Conversion	Balance at October 31, 2015
Tainted Warrant-Geoserve (Note 7)	$8,722	$-	$(8,722)	$-	$-
Typenex Co-Warrants	$252,855	$-	$89,381	$(342,236)	$-
	$261,577	$-	$80,659	$(342,236)	$-

The Company determined the fair values of the warrant derivatives using the lattice valuation model with the following assumptions:

	Initial	October 31, 2015
Common stock issuable	705,556	666,667
Market value of common stock on measurement date (1)	$0.92-1.07	$1.17
Adjusted exercise price	$2.25-7.50	$7.50
Risk free interest rate (3)	0.25-1.57%	0.08%
Instrument lives in years	1.00-5.00	0.29
Expected volatility	112%	84%
Expected dividend yields (4)	None	None

(1)            The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(3)            The risk-free interest rate was determined by management using 0.29 - year Treasury Bill as of the respective offering or measurement date.

(4)            Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

As of October 31, 2015, the aggregated balance of derivative liability was $2,833,870 and the unamortized discount was $2,835,198. During the year ended October 31, 2015, $376,085 of the derivative discount has been amortized to interest expense.

Note 9 – Capital Stock

Series B Preferred Stock

Effective on September 28, 2015, with the designation of its Series B Convertible Preferred Stock, the Convertible Promissory Notes received by Mr. Watts in connection with the Exchange Agreement automatically converted into 3,070 shares of Series B Convertible Preferred Stock for $1,000 per share.

Also on September 28, 2015, the Convertible Promissory Notes received by David L. Gillespie automatically converted into 50 shares of Series B Convertible Preferred Stock for $1,000 per share.

Common Stock Issuances

During the three months ended October 31, 2015, 6,796 shares of restricted common stock valued at $8,000 were issued to directors of the Company as director compensation.

During the three months ended October 31, 2015, we issued a total of 12,309 shares to settle stock interest for Convertible Subordinated Promissory Notes. The value of these shares is $17,419.

On September 8, 2015, 128,048 shares of common stock were issued for Typenex cashless warrant exercise. According to Lattice valuation  model, derivative liabilities amount of $342,236 have been resolved to additional paid in capital. Shares were issued at par value of Common Stock for 0.001 per share.

In August 2015, the Company issued 60,000 Form S-8 registered shares to James W. Christian, a partner at Christian Smith & Jewell, the Company's legal counsel, in consideration for legal fees owed. The fair value of the 60,000 shares issued for services is $84,000.

In September 2015, the Company issued 1,000,000 shares of restricted common stock to Snap or Tap Productions, LLC in consideration for agreeing to provide two years of public relations and investor awareness services to the Company. The shares are fully vested upon issuance. The fair value of the shares was $1,480,000.

Receivables for Common Stock

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN (the nephew of our Chairman and Chief Executive Officer) in exchange for a note receivable in the amount of $1,000,000. HEC acquired this receivable upon its acquisition of HCN. The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company. At October 31, 2015, we have $325,000 outstanding on this receivable.

On December 4, 2013, HCN sold 619,960 shares of unregistered and restricted Company common stock in return for a $1,859,879 non-interest bearing note receivable from SMDRE LLC ("SMDRE"), an entity in which Michael Watts, the brother of our Chief Executive Officer, has a minority interest. The Company acquired this receivable upon its acquisition of HCN. The 619,960 shares of Company common stock were previously issued by the Company to HCN to settle liabilities due by the Company related to the consulting services agreement described above in Note 7 – Notes Payable. The receivable from the individual is due to the Company upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever comes first); or 3) 100% of any remaining balance due within 90 days of the Company being listed on a major stock exchange and at such time as the share price is above $6.00 per share. As with the above receivable for common stock, this receivable for the sale of the Company common stock is classified as a receivable for common stock within equity. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

On April 27, 2015, the Board of Directors agreed to offer SMDRE the option, for 90 days, for the SMDRE note to be paid in full for a 67% discount (i.e., the offer to be paid $619,898 immediately) (the “Pre-Payment Option”).  Between April 27, 2015 and July 9, 2015, the Company received payments on the SMDRE LLC note in the amount of $531,000. The balance of the discounted note of $88,898 has been extended until the end of calendar year 2015. During fiscal year 2015, we have written off $1,239,981 related to the discount on this receivable.

Stock Compensation Plans

As of October 31, 2015, the Company could grant up to 267,744 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

As of October 31, 2015, the Company could grant up to 1,000,000 shares of common stock under the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any. The 2015 Plan was approved by the Board of Directors on August 17, 2015 and approved by the stockholders on September 28, 2015.

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

The following table provides information about options granted to non-employees under our stock incentive plans during the years ended as follows:

As of October 31,	2015	2014

Number of options granted	-	25,000
Compensation expense recognized	$-	$112,500
Weighted average exercise price of options granted	$-	$4.50

Summary information regarding stock options issued and outstanding as follows:

	Options	Weighted average share price	Aggregate intrinsic value	Weighted average remaining contractual life (in years)

Outstanding at July 31, 2015	$198,333	$6.52	$-	4.06
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or forfeited	-	-	-	-
Exercisable at October 31, 2015	$198,333	$6.63	$-	6.48

No non-vested stock options existed as of October 31, 2015

Warrants

Effective September 8, 2015, Typenex Co-Investment, LLC (“Typenex”), exercised warrants to purchase 260,788 shares of our common stock which it held (at an exercise price of $1.17 per share). The warrants originally had (a) an exercise price of $2.25 per share, but were subsequently reduced in connection with Typenex’s anti-dilution rights to $1.17 per share and (b) provided Typenex the right to acquire 38,889 shares of common stock, but were subsequently increased to 260,788 shares of common stock in connection with Typenex’s anti-dilution rights, in a net cashless transaction. On September 18, 2015, in connection with such exercise, we issued 128,048 net shares of common stock to Typenex.

Summary information regarding common stock warrants issued and outstanding as of October 31, 2015, is as follows:

	Warrants	Weighted average share price	Aggregate intrinsic value	Weighted average remaining contractual life (in years)
Outstanding at year ended July 31, 2015	978,299	$5.20	$302,283	1.84
Granted
Exercised	311,632	0.28	302,283
Expired
Outstanding at year ended October 31, 2015	666,667	7.5	-	0.29

Warrants outstanding and exercisable as of October 31, 2015:

Exercise Price	Outstanding Number of Shares	Remaining Life	Exercisable Number of Shares
$7.50	666,667	1 year or less	666,667
	666,667		666,667

Note 10 – Related Party Transactions

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

As of October 31, 2015 and July 31, 2015, this company owed us $72 and $186, respectively, in joint interest billings.

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

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN (the nephew of our Chairman and Chief Executive Officer) in exchange for a note receivable in the amount of $1,000,000. HEC acquired this receivable upon its acquisition of HCN. The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company. At October 31, 2015, we have $325,000 outstanding on this receivable.

On December 4, 2013, HCN sold 619,960 shares of unregistered and restricted Company common stock in return for a $1,859,879 non-interest bearing note receivable from SMDRE LLC (“SMDRE”), an entity in which Michael Watts, the brother of our Chief Executive Officer, has a minority interest. The Company acquired this receivable upon its acquisition of HCN. The 619,960 shares of Company common stock were previously issued by the Company to HCN to settle liabilities due by the Company related to the consulting services agreement described below in Note 7 – Notes Payable. The receivable from the individual is due to the Company upon the following conditions: 1) 100% of the proceeds payable from the sale of all or part of the shares by the owner of the shares to a third party; 2) within sixty days of the six month anniversary of the December 4, 2013 stock sale or within sixty days from the date that the shares become unrestricted (whichever comes first); or 3) 100% of any remaining balance due within 90 days of the Company being listed on a major stock exchange and at such time as the share price is above $6.00 per share. As with the above receivable for common stock, this receivable for the sale of the Company common stock is classified as a receivable for common stock within equity. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company.

In November 2013, we issued a promissory note for funds received from Mr. Kent P. Watts, our Chairman, of $100,000. Under the terms of the note, principal on the note was due after one year and incurred interest at 5% per annum payable on a monthly basis. In April 2014, the Company entered into a new debt agreement whereby Mr. Watts agreed to loan the Company up to $600,000 at an interest rate of 6.25%. The previous debt of $100,000 was rolled into this new note. Additionally, we borrowed $200,000 from Mr. Watts during April 2014 and $300,000 from Mr. Watts in May 2014. The total balance on the note was $600,000 as of October 31, 2015. Accrued interest is payable monthly beginning in May 2014, and beginning in August 2014 the principal is due in 36 monthly payments through July 2017. The note is secured by the Company’s assets owned by GBE, subject to any other lien holder’s superior rights, if any. As part of the financing agreement with Shadow Tree, this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

On April 27, 2015, the Board of Directors agreed to offer SMDRE the option, for 90 days, for the SMDRE note to be paid in full for a 67% discount (i.e., the offer to be paid $619,898 immediately) (the “Pre-Payment Option”).  Between April 27, 2015 and July 9, 2015 the Company received payments on the SMDRE LLC note in the amount of $531,000. The balance of the discounted note of $88,898 has been extended until the end of calendar year 2015. During fiscal year 2015, we have written off $1,239,981 related to the discount on this receivable.

As of October 31, 2015, the Company had current liabilities owed to Mr. Watts of approximately $156,585.

On July 16, 2015, pursuant to a Note Subscription Agreement, we sold a $350,000 Convertible Secured Promissory Note (with a $7,000 original issuance discount) to Duma Holdings, LLC (“Duma Holding” and the “Duma Holdings Note”). The Duma Holdings Note (along with any unpaid interest thereon) is convertible at any time, provided the note is converted in full, into (a) 1.75 units (“Units” ), each consisting of 25,000 shares of common stock of the Company and $100,000 in face amount of Convertible Subordinated Promissory Notes in the form currently offered by the Company in its ongoing private offering of Units as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 19, 2015 (which convert automatically upon their issuance into shares of Series B Convertible Preferred Stock at the rate of $1,000 per share); and (b) 350,000 shares of common stock (393,750 shares of common stock in aggregate when combined with the shares which form part of the Units). The Duma Holdings Note is due and payable by us on November 30, 2015. The Duma Holdings Note accrues interest at the rate of 15% per annum, payable beginning on October 31, 2015, and quarterly thereafter through maturity. The Duma Holdings Note can only be repaid with the prior written approval of Duma Holdings. The Duma Holdings Note contains usual and customary events of default, representations and warranties. The payment of tile principal and accrued interest due under the Duma Holdings Note is personally guaranteed by Kent P. Watts, our Chief Executive Officer and Michael Watts, his brother, pursuant to separate guaranty agreements (the “Guarantee Agreements”), and secured by a first priority security interest on certain real estate owned by Kent P. Watts pursuant to a Deed of Trust, Assignment of Rents and Security Agreement.

Note 11 – Commitments and Contingencies

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of July 31, 2015, $150,000 has been recognized and is included in the consolidated balance sheets under the caption “Accounts payable and accrued expenses.”

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

During the quarters ended October 31, 2015 and 2014, we prepaid the fees associated with the Greenbank letters of credit for the respective year’s interest upfront and amortized these fees on a straight-line basis over their respective annual periods. The following table reflects the prepaid balances as follows:

October 31,	2015	2014

Prepaid letter of credit fees	$99,300	$101,251
Amortization	(24,825)	(33,950)
Net prepaid letter of credit fees	$74,475	$67,301

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

Note 13 – Subsequent Events

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

Darling Capital, LLC Note

On November 17, 2015, the Company sold Darling Capital, LLC (“Darling”) an 8% Short Term Cash Redeemable Note (the “Darling Note”) in the principal amount of $200,000. The Darling Note accrues interest at the rate of 8% per annum (22% upon the occurrence of an event of default) and is payable on September 12, 2016, provided that we have the option to extend the maturity date of the note for an additional nine months in the event we provide Darling at least 30 days’ notice of our intention to extend such maturity date. In the event we do not prepay the Darling note, together with accrued and unpaid interest, on or prior to the 180th day after the issuance date (the “Darling Pre-Payment Date”), together with the pre-payment penalties described below, Darling has the right to convert the principal and accrued interest owed under such note into our common stock.  The conversion price for such conversions is the greater of a 40% discount (subject to additional 10% discounts in the event we become subject to a DTC “chill” or there is not current available information regarding the Company on OTC Markets and further adjustments during the occurrence of certain major announcements), to the lowest closing bid price for our common stock during the 15 trading days immediately preceding a conversion request (the “Market Price”) and $0.001 per share. Notwithstanding the above, in the event the Market Price on the date (i) the conversion shares are transferred to and deposited into Darling’s brokerage account and (ii) Darling’s broker has confirmed that it can execute trades, is lower than the Market Price on the date of conversion, the conversion price is adjusted to such lower price and additional shares are required to be issued to the holder. Notwithstanding the foregoing, there is an initial soft floor of $0.30 per share on conversions, which means that in the event our common stock closes below $0.30 per share, then the holder may not convert its note for the 10 trading days immediately preceding the first time the price closes below $0.30 per share. However, in the event the price of our common stock closes above $0.30 per share in that 10 day period, the holder may convert, without waiting the balance of the 10 days. Additionally, following the 10 day period, the holder has a three day grace period to convert, even if the common stock closes below the next lower soft floor level (as described in the following sentence). This process is repeated with soft floors of $0.15 per share and $0.075 per share. At no time may the Darling Note be converted into shares of our common stock if such conversion would result in Darling and its affiliates owning an aggregate of in excess of 9.9% of the then outstanding shares of our common stock.

Along with any prepayment, we are required to pay the following pre-payment penalties in addition to the principal amount and interest then outstanding under the Darling Note: until the 60th day after the issuance date, a premium of 15% of the principal amount and interest owed on the note; from the 61st day to the 120th day after the issuance date, a premium of 35% of the principal amount and interest owed on the note; from the 121st day to the Darling Pre-Payment Date, a premium of 45% of the principal amount and interest owed on the note; and after the Darling Pre-Payment Date, no prepayment can be made of the Darling Note without the prior written approval of Darling. Darling agreed not to sell short any shares of our common stock so long as the Darling Note is outstanding.

We are subject to fees, penalties and in some cases liquidated damages for our failure to comply with the terms of the Darling Note. The Darling Note provides for customary events of default such as failing to timely make payments under the Darling Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Darling Note as provided in the Darling Note, us becoming delinquent in our periodic filings with the SEC, and if OTC Markets changes our designation to ‘No Information’ (Stop Sign), or yield. Upon the occurrence of an event of default, Darling can declare the entire amount of the Darling Note immediately due and payable, together with additional penalties and liquidated damages as described in further detail in the Darling Note.

Pursuant to a side letter entered into with Darling, Darling agreed to grant us an option for three 30 day conversion moratorium periods, with the first period beginning on the Darling Pre-Payment Date, and the next two beginning 30 days and 60 days, respectively, after the end of such first period. We are able to exercise the options for conversion moratoriums by notifying Darling no later than 10 trading days prior to the Darling Pre-Payment Date (or thereafter, the end of the next applicable conversion moratorium period) and by paying Darling $20,000 prior to five trading days before the end of the then current period (with the first such payment due at least five trading days prior to the Pre-Payment Date).

Darling also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree Capital Management, LLC, to subordinate the repayment of the Darling Note to amounts owed by us to Shadow Tree.

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

As a result of Mr. Watts not selling $1 million in securities in private transactions on similar terms as described above before September 21, 2015, the voting agreements were never effective and expired. On November 16, 2015, the parties entered into a First Amendment to Voting Agreements to remove the prior condition to effectiveness regarding the required sale of $1 million in securities before September 21, 2015, and as a result the voting agreements are currently in full force and effect and will remain in effect until the Termination Date. As a result of the voting agreements, Mr. Herndon has the right to appoint 66.6% of the members of the Company’s Board of Directors until the Termination Date.

Typenex Default Notice and Demand Notice

On November 25, 2015, we received a notice of default from Typenex (the “Default Notice”).  The Company vehemently disagrees with the Default Notice in every regard.

The Default Notice alleged the occurrence of an event of default under the terms of that certain Securities Purchase Agreement (the “SPA”) and Secured Convertible Promissory Note (the “Note”) sold by the Company to Typenex on October 16, 2015 as described above under “Note 7 – Notes Payable and Convertible Notes” – “Convertible Notes Payable” – “Typenex Co-Investment, LLC Convertible Note”. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC (the “Darling Note”), as disclosed above under “Darling Capital, LLC Note”, constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’.  The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note.

On November 30, 2015, the Company received a demand notice (the “Demand Notice”) from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015.

On December 3, 2015, Typenex provided the Company correspondence pursuant to which Typenex stated that that it agreed with the Company’s contention that the Note required a 15 day cure right (which Typenex failed to provide for or take into account in connection with the Default Notice or Demand Notice), that Typenex was withdrawing the Default Notice and Demand Notice, and that although Typenex still believes an event of default has occurred, it was not currently seeking to enforce its rights. Additionally, Typenex declared that they were forbearing from taking any further actions under the SPA or Note during the following ten days to allow for, among other things, the parties to discuss the various issues raised and that they further reserved all rights and remedies available under the applicable transaction documents and clarified that they did not waive any rights, powers or remedies in connection with the correspondence sent.

On December 15, 2015, Typenex provided the Company a more detailed response as to why it believes an event of default occurred under the Typenex Note, made certain other allegations against the Company, and reiterated its allegations that a default occurred under the Typenex Note, that default interest is due on the note and that it intends to foreclose on the Pledged Shares.

The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice or the December 15, 2015 letter. The Darling Note was not a ‘Variable Security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Lenders under the Credit Agreement are first satisfied in full.

The Company currently has no intention of paying Typenex, allowing Typenex to foreclose on the pledged shares or acknowledging that a default has occurred under the SPA or Note and is currently analyzing its options moving forward in regards to the erroneous claims made by Typenex, which may include, but not be limited to filing a lawsuit against Typenex. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

Shadow Tree Credit Agreement Amendments

Effective November 30, 2015, we entered into (i) a First Amendment to Amended and Restated Credit Agreement, by and between the Company, as borrower, the Agent, and each of the Lenders, as lenders (the “First Amendment”), which amended that certain June 10, 2015 Amended and Restated Credit Agreement by and between the Company, the Agent and the Lenders described above under Note 7 – Notes Payable and Convertible Notes – Credit Agreement; and (ii) a Second Amendment to Stock Grant Agreement, by and between the Company and the Lenders (the “Stock Agreement”).

The First Amendment amended the Restated Credit Agreement to extend the maturity date of the amount due thereunder (the “Loans”), which totaled $5.02 million as of the date of the parties entry into the agreement, from November 30, 2015 to May 31, 2016; provided for the payment to the Lenders by the Company of an exit fee upon repayment of the Loans of 8% of any amounts repaid prior to March 31, 2016 and 10% of any amounts repaid after March 31, 2016; provided for the future release by the Lenders of the pledge of shares of Hydrocarb Namibia Energy Corporation (Pty) Limited, the Company’s wholly-owned Namibia subsidiary, in connection with a subordinated debt financing by the Company in an amount of not less than $4 million, or not less than $2 million in the event that at least 40% of the proceeds from such funding go to repay amounts owed under the Loans, together with the approval of a lien on such shares in connection with a subordinated funding meeting the requirements above and the sale of such shares, in the event the proceeds of such sale go to the repayment of amounts owed under the Loans; and the Company agreed to provide 35% of any future subordinated debt financing to the Lenders to repayment amounts owed under the Loans. Additionally, the parties agreed that an event of default under the Restated Credit Agreement would be triggered in the event the Company failed to repay at least $2 million of the Loans before March 31, 2016; in the event the close-of-trading price of West Texas Intermediate Crude Oil (“WTI”) closes below $35 per barrel for a period of ten consecutive trading days, provided that at the end of such ten day period the outstanding principal amount of the Loans exceeds $2,021,086, or WTI closes below $30 per barrel for a period of ten consecutive trading days regardless of the amount then outstanding under the Loans.

Recent Changes in Officers and Directors

Effective November 13, 2015, the Board of Directors of the Company increased the number of members of the Company’s Board of Directors from two to three and appointed Robert M. Harrell as a member of the Board of Directors to fill the newly created vacancy, each pursuant to the power provided to the Board of Directors by the Company’s Bylaws and the Nevada Revised Statutes.  Mr. Harrell formally accepted the appointment as a member of the Board of Directors on November 23, 2015.

On December 1, 2015, Christine P. Spencer, the Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer) of the Company provided notice to the Board of Directors of the Company of her resignation as an officer and employee of the Company effective December 15, 2015, in order to return to work with one of her former employers. The Company has begun the search for a new Chief Accounting Officer and until such time as a replacement can be located, Kent P. Watts, the Company’s Chief Executive Officer will serve as interim Principal Financial Officer.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this  report, if any, and our Annual Report on Form 10-K for the year ended July 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2015 (the “Annual Report”), under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this report, if any, and our Annual Report.

The forward-looking statements in this report are made as of the date of this report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

The information below should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q above under “Part I - Financial Information” –“Item 1. Financial Statements”, and “Part II” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.

Certain abbreviations and oil and gas industry terms used throughout this report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms” beginning on page 13 of the Annual Report, and readers are encouraged to review that section of the Annual Report.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended October 31, 2015 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended October 31, 2015, included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2015.

Plan of Operations

During both of the reporting periods disclosed herein, there has been a significant decrease in the commodity price of oil and a smaller decrease in the commodity price of gas.  This has materially adversely affected the Company’s revenue over the same period.

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

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended October 31, 2015 compared to the three months ended October 31, 2014:

	Three Months End Oct 31,		Increase/	%
	2015	2014	(Decrease)	Change

Revenues	$1,211,406	$1,205,429	5,977	*

Operating expenses
Lease operating expense	1,164,974	1,297,555	(132,581)	-10%
Depreciation, depletion, and amortization	489,404	224,256	265,148	118%
Accretion	248,299	302,208	(53,909)	-18%
General and administrative expense	2,366,174	943,280	(1,422,894)	151%
Total operating expenses	4,268,851	2,767,299	1,501,552	54%

Loss from operations	(3,057,445)	(1,561,870)	(1,495,575)	96%

Consulting and other income (expense)	(12,114)	4,042	(16,156)	-400%
Gain or Loss on derivatives	1,273,926	-	1,273,926	100%
Interest income (expense), net	(2,356,493)	(227,777)	(2,128,716)	(935%)
Foreign currency transaction gain (loss)	714	4,759	(4,045)	-85%

Net loss before income taxes	(4,151,412)	(1,780,846)	(2,370,566)	133%

Net loss	(4,151,412)	(1,780,846)	(2,370,566)	133%

Less: Net loss attributable to noncontrolling interests	-	(1,323)	1,323	100%

Net loss attributable to Hydrocarb Corporation	(4,151,412)	(1,779,523)	(2,369,243)	133%

* Less than 1%

We recorded net loss of $4,151,412, or (0.18) per basic and diluted common share, during the three months ended October 31, 2015, as compared to a net loss of $1,779,523, or ($0.08) per basic and diluted common share, during the three months ended October 31, 2014.

The changes in results were predominantly due to the factors below:

Revenues increased from $1,205,429 in the prior three month period ended October 31, 2014 to $1,211,406 in the current three month period ended October 31, 2015. Of the total revenue increase $615,296 was due to higher volume in both oil and gas offset by a decrease of $606,726 in revenue due to decreases in oil and gas prices. Oil price decreased by 110% to an average $44.15 per barrel while gas price decreased by 53% to an average $2.6 per thousand cubic feet (Mcf). Lease operating expenses decreased due to lower cost of operation period over period. Depreciation, depletion, and amortization increased because of higher production in the current year versus production in the same quarter of the comparable period prior year.

General and administrative expenses decreased primarily as a result of decreased compensation expense related to stock options. Interest income (expense) for the three months ended October 31, 2015 increased primarily result of debt related expense such as interest expense, debt issuance cost amortization and original issue discount amortization.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Liquidity, Capital Resources and Going Concern

The following table sets forth our cash and working capital as follows:

	October 31, 2015	July 31, 2015

Cash and cash equivalents	$201,353	$229,512
Restricted cash	$8,480,160	$12,488,755
Working capital (deficit)	$(13,204,964)	$(17,108,658)

Our outstanding Credit Agreement with Shadow Tree Capital Management, LLC as agent, and our other outstanding promissory notes, convertible promissory notes and debt obligations are described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” – “Note 6 – Related Party Notes Payable”, “Note 7 – Notes Payable and Convertible Notes”, “Note 11 – Related Party Transactions”, and “Note 14 – Subsequent Events”, and our commitments and contingencies are described in greater detail under “Note 12 – Commitments and Contingencies”, and readers are encouraged to review such information, as well as the unaudited consolidated financial statements and footnotes thereto included above.

Net Cash Provided by Operating Activities

During the three months ended October 31, 2015, operating activities used $1,716,012 of cash compared to providing cash of $1,063,248 during the three months ended October 31, 2014. The change in the cash used by operating activities is primarily attributable to our net loss of $4,151,412 during the current period, in addition to an increase of $148,475 in other assets and receivables and a decrease of $210,872 in our accounts payable and accrued expenses for the current period compared to the prior period. Partially offsetting our cash flows used in operations were non-cash outflows of $1,223,789. Non-cash items were primarily comprised of share based compensation, share issued for services $1,564,000, accretion of $248,299, and amortization of $1,668,012 related to our original issuance discount and debt issuance cost on debt acquired. Change in derivative liabilities has non-cash inflow of $1,273,926.

Net Cash Used in Investing Activities

During the three months ended October 31, 2015, investing activities used cash of $90,408 compared to using cash of $404,941 during the three months ended October 31, 2014. The change is due mainly to purchases of oil and gas property.

Net Cash Provided by Financing Activities

During the three months ended October 31, 2015, financing activities provided net cash of $1,778,261 in comparison to using cash of $3,166,829 during the three months ended October 31, 2014. The change in cash provided is primarily a result of our borrowings related to our Convertible Subordinated Promissory Note Offering and Convertible Note issued to Typenex Co-Investment, LLC.

During the three months ended October 31, 2015 we received gross proceeds of $2,732,822 as a result of our convertible notes offering. The increase in cash provided by financing activities was partially offset by payments on notes of $954,561.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, due to the deficiencies in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended July 31, 2015, which deficiencies have not yet been remedied.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of October 31, 2015, $150,000 has been recognized and is included in the consolidated balance sheets under the caption “Accounts payable and accrued expenses.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2015, filed with the SEC on November 13, 2015, as of the date of this report, other than as set forth below, and investors should review the risks below and in the Form 10-K, prior to making an investment in the Company.

Typenex has alleged the occurrence of an event of default under its 8% Short Term Cash Redeemable Note and demanded that we repay amounts owed thereunder and we do not have sufficient funds, nor ability under our senior loan agreement, to repay the amounts alleged owed.

On November 25, 2015, we received a notice of default from Typenex. The Company vehemently disagrees with the Default Notice in every regard. The Default Notice alleged the occurrence of an event of default under the terms of that certain Securities Purchase Agreement and Secured Convertible Promissory Note sold by the Company to Typenex on October 16, 2015 as described above under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – Notes Payable and Convertible Notes” – “Convertible Notes Payable” – “Typenex Co-Investment, LLC Convertible Note”. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC, as disclosed above under “Part I - Financial Information” - “Item 1. Financial Statements” -“Note 14 – Subsequent Events” – “Darling Capital, LLC Note”, constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’. The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note.

On November 30, 2015, the Company received a demand notice from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015. The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice. The Darling Note was not a ‘variable security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Furthermore, pursuant to the terms and conditions of the Note, Typenex is required to provide us a 15 day cure period in the event we breach certain terms of the SPA, including the breach alleged by Typenex in the Default Notice, and Typenex has failed to provide us any right to cure as required by the SPA and Note. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Lenders under the Credit Agreement are first satisfied in full.

On December 15, 2015, Typenex provided the Company a more detailed response as to why it believes an event of default occurred under the Typenex Note, made certain other allegations against the Company, and reiterated its allegations that a default occurred under the Typenex Note, that default interest is due on the note and that it intends to foreclose on the Pledged Shares.

The Company currently has no intention of paying Typenex, allowing Typenex to foreclose on the pledged shares or acknowledging that a default has occurred under the SPA or Note and is currently analyzing its options moving forward in regards to the erroneous claims made by Typenex, which may include, but not be limited to filing a lawsuit against Typenex. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

Notwithstanding the above, we may need to raise additional funding in the future to repay or refinance the Note, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless. Furthermore, the fact that the Note has been alleged in default (regardless of whether such allegation was valid or not) may negatively affect the perception of the Company and our ability to pay our debts as they become due in the future and could result in the price of our securities declining in value or being valued at lower levels than companies with similar histories of alleged defaults.

The Typenex Note is convertible into our common stock upon the occurrence of an event of default and an event of default has been alleged under the Typenex Note.

As described below, Typenex has previously alleged that the Note is currently in default, although as described above, we dispute such allegation. At any time following an uncured event of default, Typenex has the right to convert any or all of the outstanding principal amount of the Note into our common stock. The conversion price of the Typenex Note is 80% of the five lowest closing bid prices of our common stock on the 20 trading days prior to any conversion, provided that if the average of such closing bid prices is below $0.75 per share, the conversion rate is decreased by 5% (to 75%), and provided further that the conversion rate is decreased by an additional 5% if we are not DWAC eligible at any time or DTC eligible at any time (for up to an aggregate of an additional 10% decrease in the conversion rate). Finally, in the event certain defaults (defined as major defaults under the note) occur, the conversion rate may be decreased by up to an additional 15% (an additional 5% decrease in the conversion rate per the occurrence of the first three major defaults). Typenex also has the right upon the occurrence of an event of default to require us to repay in full the amount owed under the Note by providing us written notice, subject to the terms of the subordination agreement entered into by Typenex in favor of our senior lender. Additionally, upon the occurrence of certain events of default as described in the Typenex Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Note. At no time may the Typenex Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us.

If Typenex converts the Note into common stock, the conversion thereof will likely cause the value of our common stock, to decline in value. Additionally, if sequential conversions of the Note and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holder of the Note will be entitled to receive an increasing number of shares in connection with conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Note is convertible into may be sold without restriction pursuant to Rule 144. Additionally, the shares pledged to secure the repayment of the Note, which Typenex has disclosed its intention to transfer to its name and sell in the public market, may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock. In addition, the common stock issuable upon conversion of the Note or upon sale of the pledged shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Typenex Note, upon the occurrence of an event of default, is convertible into common stock at a discount to market as described above, and such discount to market provides the holder with the ability to sell its common stock at or below market and still make a profit. In the event of such overhang, Typenex will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. The issuance of common stock upon conversion of the Note will result in immediate and substantial dilution to the interests of other stockholders since Typenex may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Note. The conversion of the Note and sale of shares by Typenex and/or sale of the pledged shares by Typenex could cause the value our common stock to decline in value or become worthless.

The trading prices of our common stock may be adversely affected by short selling and our stockholders ownership of our common stock may be in doubt due to possible naked short selling of our common stock.

“Short selling” is the sale of a security that the seller does not own, including a sale that is completed by the seller’s delivery of a “borrowed” security (i.e. the short seller’s promise to deliver the security).  Short sellers make a short sale because they believe that they will be able to buy the stock at a lower price than their sales price. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. The price decline could be exacerbated if sufficient “naked short selling” occurs, which is the practice by which short sellers place short sell orders for shares without first borrowing the shares to be sold, or without having first adequately located such shares and arranged for a firm contract to borrow such shares prior to the delivery date set to close the sale. The result is an artificial deluge into the market of shares for sale – shares that the seller does not own and has not even borrowed. Although there are regulations in the United States designed to address abusive short selling, the regulations may not be adequately structured or enforced. Because naked shorting may result in an artificial depression of our stock price, our stockholders could lose all or part of their investment in our common stock. As a result of this naked short selling, there may be a substantial number of purchasers who believe they are our stockholders, but who in fact would not be stockholders since their brokers may never have received any shares of our common stock for their account. In addition, naked short selling may deprive stockholders of the right to vote some or all of their shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2015, as filed with the Securities and Exchange Commission on November 13, 2015, and/or the Current Reports on Form 8-K filed during the quarter ended October 31, 2015, or subsequent thereto and through the date of this filing, all unregistered equity securities that we issued and/or sold during the quarter ended October 31, 2015 and through the date of this filing.

Item 3.	Defaults Upon Senior Securities

On November 25, 2015, we received a notice of default from Typenex (the “Default Notice”).  The Company vehemently disagrees with the Default Notice in every regard.

The Default Notice alleged the occurrence of an event of default under the terms of that certain Securities Purchase Agreement (the “SPA”) and Secured Convertible Promissory Note (the “Note”) sold by the Company to Typenex on October 16, 2015 as described above under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 7 – Notes Payable and Convertible Notes” – “Convertible Notes Payable” – “Typenex Co-Investment, LLC Convertible Note”. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC (the “Darling Note”), as disclosed above under “Part I - Financial Information” - “Item 1. Financial Statements” -“Note 14 – Subsequent Events” – “Darling Capital, LLC Note”, constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’.  The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note.

On November 30, 2015, the Company received a demand notice (the “Demand Notice”) from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015.

On December 3, 2015, Typenex provided the Company correspondence pursuant to which Typenex stated that that it agreed with the Company’s contention that the Note required a 15 day cure right (which Typenex failed to provide for or take into account in connection with the Default Notice or Demand Notice), that Typenex was withdrawing the Default Notice and Demand Notice, and that although Typenex still believes an event of default has occurred, it was not seeking to enforce its rights. Additionally, Typenex declared that they were forbearing from taking any further actions under the SPA or Note during the following ten days to allow for, among other things, the parties to discuss the various issues raised and that they further reserved all rights and remedies available under the applicable transaction documents and clarified that they did not waive any rights, powers or remedies in connection with the correspondence sent.

On December 15, 2015, Typenex provided the Company a more detailed response as to why it believes an event of default occurred under the Typenex Note, made certain other allegations against the Company, and reiterated its allegations that a default occurred under the Typenex Note, that default interest is due on the note and that it intends to foreclose on the Pledged Shares.

The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice or the December 15, 2015 letter. The Darling Note was not a ‘Variable Security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Lenders under the Credit Agreement are first satisfied in full.

The Company reiterates that it does not believe an event of default occurred under the Note or SPA, that it currently has no intention of paying Typenex under the Note or allowing Typenex to foreclose on any pledged shares, and that the Company continues to analyze its options moving forward in regards to the erroneous claims made by Typenex, which may include, but not be limited to filing a lawsuit against Typenex. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

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

HYDROCARB ENERGY CORP.

/s/ Kent P. Watts
Kent P. Watts
Chief Executive Officer, Executive Chairman, Acting Chief Financial Officer, and Director
(Principal Executive Officer and Principal Accounting /Financial Officer)
Date: December 21, 2015

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

3.8 (7)	Amended and Restated By-Laws (July 20, 2014)
10.1 (8)	Form of Convertible Subordinated Promissory Note
10.2 (8)	Voting Agreement (August 25, 2015) between Kent P. Watts and S. Chris Herndon
10.3 (8)	Voting Agreement (August 28, 2015) between Christopher Watts and S. Chris Herndon
10.4 (8)	First Amendment to Exchange Agreement between Kent P. Watts and Hydrocarb Energy Corporation (September 21, 2015)
10.5 (9)	Securities Purchase Agreement dated October 16, 2015 between Hydrocarb Energy Corporation and Typenex Co-Investment, LLC
10.6 (9)	Secured Convertible Promissory Note dated October 16, 2015 by Hydrocarb Energy Corporation in favor of Typenex Co-Investment, LLC ($1,730,000)
10.7 (9)	Stock Pledge Agreement dated October 16, 2015 by CW Navigation, Inc. in favor of Typenex Co-Investment, LLC
10.8 (9)	Subordination and Postponement Agreement dated October 16, 2015 by and among Hydrocarb Energy Corporation, Shadow Tree Capital Management LLC, and Typenex Co-Investment, LLC
10.9 (10)	2015 Stock Incentive Plan
10.10 (11)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Adar Bays, LLC
10.11 (11)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Union Capital, LLC
10.12 (11)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.13 (11)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.14 (11)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.15 (11)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.16 (11)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Adar Bays, LLC to Hydrocarb Energy Corporation
10.17 (11)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Union Capital, LLC to Hydrocarb Energy Corporation
10.18 (11)	Side Letter Agreement dated November 9, 2015 between Adar Bays, LLC and Hydrocarb Energy Corporation
10.19 (11)	Side Letter Agreement dated November 9, 2015 between Union Capital, LLC and Hydrocarb Energy Corporation
10.20 (11)	8% Short Term Cash Redeemable Note ($350,000), dated November 9, 2015, issued by Hydrocarb Energy Corporation to JSJ Investments Inc.
10.21 (11)	Side Letter Agreement dated November 9, 2015 between JSJ Investments Inc. and Hydrocarb Energy Corporation

10.22 (11)	Financial Consulting Agreement between Hydrocarb Energy Corporation and Geoserve Marketing LLC
10.23 (11)***	Employment Agreement with Charles F. Dommer (July 20, 2015)
10.24 (12)	Securities Purchase Agreement dated October 21, 2015, between Hydrocarb Energy Corporation and Darling Capital, LLC
10.25 (12)	8% Short Term Cash Redeemable Note ($200,000), Due September 12, 2016, dated November 12, 2015, issued by Hydrocarb Energy Corporation to Darling Capital, LLC
10.26 (12)	Side Letter Agreement dated November 12, 2015 between Darling Capital, LLC and Hydrocarb Energy Corporation
10.27 (12)	First Amendment to Voting Agreements (November 16, 2015) by and between S. Chris Herndon, Kent P. Watts and Christopher Watts
10.28 (13)
First Amendment to Amended and Restated Credit Agreement dated and effective November 30, 2015, by and between Hydrocarb Energy Corporation, Shadow Tree Capital Management, LLC, as agent, and each of Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP, as lenders

10.29 (13)
Second Amendment to Stock Grant Agreement dated and effective November 30, 2015, by and between Hydrocarb Energy Corporation and Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP

10.30*	Duma Holdings LLC Note Extension
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

(8)            Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2015 and incorporated herein by reference (File Number 000-53313).

(9)            Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2015 and incorporated herein by reference (File Number 000-53313).

(10)        Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015 and incorporated herein by reference (File Number 000-53313).

(11)        Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2015 and incorporated herein by reference (File Number 000-53313).

(12)         Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2015 and incorporated herein by reference (File Number 000-53313).

(13)         Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015 and incorporated herein by reference (File Number 000-53313).

+XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.