Form 10-Q
period 2016-01-31
HYDROCARB ENERGY CORP
filed 2016-03-15
CIK 1425808

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended January 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 000-53313

HYDROCARB ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0420930
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Gessner, Suite 375, Houston, Texas 77024

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	26,066,191
(as of March 3, 2016)

HYDROCARB ENERGY CORP.

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

HYDROCARB ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Revenues	$674,816	$646,348	$1,886,222	$1,851,777

Operating Expenses
Lease Operating Expense	898,017	913,290	2,062,991	2,210,845
Depreciation, Depletion and Amortization	391,219	162,166	880,623	386,422
Accretion	246,952	258,782	495,251	560,990
General and Administrative	3,109,081	980,480	5,475,255	1,923,760
Total Operating Expenses	4,645,269	2,314,718	8,914,120	5,082,017

Loss From Operations	(3,970,453)	(1,668,370)	(7,027,898)	(3,230,240)

Other Income (Expense)	(428,845)	2,737	(440,959)	6,779
Gain (Loss) on Debt Settlement	(640,936)	—	1,121,599	—
Loss on Derivatives	(439,367)	—	(927,976)	—
Interest Expense, Net	(1,588,524)	(279,727)	(3,945,017)	(507,504)
Foreign Currency Transaction (Loss)	(5,275)	(6,401)	(4,561)	(1,642)

Net Loss Before Income Taxes	(7,073,400)	(1,951,761)	(11,224,812)	(3,732,607)
Income Tax Provision	—	—	—	—

Net loss	(7,073,400)	(1,951,761)	(11,224,812)	(3,732,607)
Less: Net Income (Loss) Attributable to Non-Controlling Interests	—	18	—	(1,305)
Net Loss Attributable to Hydrocarb Energy Corp.	(7,073,400)	(1,951,779)	(11,224,812)	(3,731,302)
Dividend on Preferred Stock	(54,600)	—	(72,800)	—
Net loss Attributable to Hydrocarb Energy Corp after Dividends	$(7,128,000)	$(1,951,779)	$(11,297,612)	$(3,731,302)
Basic and Diluted Loss Per Common Share:	$(0.29)	$(0.09)	$(0.47)	$(0.18)
Weighted Average Shares Outstanding (Basic and Diluted)	24,513,915	21,203,773	24,019,601	21,178,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 HYDROCARB ENERGY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	July 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$88,925	$229,512
Accounts Receivable	62,359	219,676
Other Current Assets	145,950	526,056
Other Receivables, Net	718,091	101,334
Total	1,015,325	1,076,578
Property and Equipment
Oil and Gas Properties (Full Cost Method)	21,591,213	21,466,493
Other Property, Plant and Equipment	301,681	301,681
Total Property, Plant and Equipment	21,892,894	21,768,174
Less: Accumulated Depletion, Depreciation and Amortization	(5,456,688)	(4,572,883)
Total Property, Plant and Equipment, Net	16,436,206	17,195,291
Restricted Cash	7,671,114	12,488,755
Other Assets	269,024	373,877
Total Assets	$25,391,669	$31,134,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$4,176,412	$3,732,664
Convertible Related Party Notes, Net of Discount of $0 and $7,262	350,000	342,738
Notes Payable, Net of Discount $0 and $404,873	5,422,774	4,719,284
Convertible Third Party Note, Net of Discount of $445,412 and $191,385	1,963,104	1,365,899
Asset Retirement Obligation	25,000	25,000
Derivative Liability	3,224,331	2,001,134
Advances	863,124	5,919,932
Due to Related Parties	156,585	78,585
Total	16,181,330	18,185,236

Convertible Notes Payable, Net of Discount of $917,065 and $81,782	660,599	374,053
Convertible Notes Payable - Related Party, Net of Discount of $497,335 and $734,024	119,312	2,265,976
Notes Payable - Related Party	600,000	600,000
Asset Retirement Obligations	11,293,109	10,797,858
Commitments and Contingencies	—	—
Total Liability	28,854,350	32,223,123

Stockholders' Equity (Deficit)
Preferred Stock Series A, 10,000 Shares Authorized, $400 Per Share, Zero Share Issued and Outstanding as of January 31, 2016	—	—
Preferred Stock Series B, 35,000 Shares Authorized, $1,000 Per Share, 3,120 Shares Issued and Outstanding as of January 31, 2016	3,120,000	—
Common Stock, $0.001 par value, 1 Billion Shares Authorized, 26,037,928 and 23,001,589 Shares Issued and Outstanding as of January 31, 2016 and July 31, 2015, respectively	26,038	23,002
Common Stock Receivable	—	(413,898)
Stock Subscription	370,334	—
Additional Paid in Capital	87,015,968	82,072,483
Accumulated Deficit	(93,959,181)	(82,734,369)
Total Deficit Attributable to Hydrocarb Energy Corp.	(3,426,841)	(1,052,782)
Non-Controlling Interests	(35,840)	(35,840)
Total Stockholders' Deficit	(3,462,681)	(1,088,622)

Total Liabilities and Stockholders' Equity (Deficit)	$25,391,669	$31,134,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDROCARB ENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(11,224,812)	$(3,732,607)
Adjustments to Reconcile Net Losses to
Net Cash Used in Operating Activities:
Depreciation, Depletion, Amortization and Accretion	880,623	386,422
Accretion	495,251	560,990
Amortization of Debt Discount	2,655,561	352,807
Debt Issuance Cost	201,700	94,626
Share-Based Compensation	3,683,243	388,475
Gain on Debt Settlement	(1,121,599)	—
Loss on ERG Settlement - Shares Issued	—	65,000
Subscription Write Off	413,898	—
Loss on Dervivatives	927,976	—
Changes in Operating Assets and Liabilities
Accounts Receivable	157,319	290,546
Other Receivables	(616,758)	(151,564)
Accounts Receivable - Related Party	—	55,291
Due to Related Parties	78,000	—
Other Assets	321,930	291,021
Accounts Payable and Accrued Expenses	482,040	853,435
Net Cash Used in Operating Activities	(2,665,628)	(545,558)

Cash Flows from Investing Activities
Purchases of Oil and Gas Properties	(124,721)	(2,453,592)
Proceeds from Sale of Property and Equipment	—	2,366
Change in Restricted Cash	—	20,942
Net Cash Used in Investing Activities	(124,721)	(2,430,284)

Cash Flows from Financing Activities
Repayment on Notes Payable	(1,327,894)	(287,625)
Repayment on Note Payable to Related Party	—	(66,957)
Proceeds from Note Payable to Related Party	616,667	—
Proceeds from Common Stock	370,334	—
Proceeds from Borrowings	2,990,655	3,452,812
Net Cash Provided by Financing Activities	2,649,762	3,098,230

Increase (Decrease) in Cash and Cash Equivalents	(140,587)	122,388
Cash and Cash Equivalents at Beginning of Period	229,512	144,258

Cash and Cash Equivalents at End of Period	$88,925	$266,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDROCARB ENERGY CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Going Concern and Description of Business and Summary of Significant Accounting Policies

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

Description of business and basis of presentation

The unaudited consolidated financial statements of Hydrocarb Energy Corp. (“Hydrocarb”, “HEC”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2015, filed with the SEC on November 13, 2015 and amended on November 16, 2015 (the “Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended July 31, 2015, as reported in the Annual Report, have been omitted.

We are a natural resource exploration and production company engaged in the exploration, acquisition, development, and production of oil and gas properties in the United States and onshore Namibia, Africa.

Effective September 28, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to (1) affect an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock to 1,000,000,000 shares; (2) affect an amendment to the Company’s Articles of Incorporation to authorize 100,000,000 shares of “blank check” preferred stock; (3) designate 10,000 shares of Series A 7% Convertible Voting Preferred Stock; and (4) designate 35,000 shares of Series B Convertible Preferred Stock, each of which amendments were approved by the stockholders of the Company at the Annual Meeting of Shareholders of the Company held on September 28, 2015. Previously, effective on September 21, 2015, the Company filed a Certificate of Correction with the Secretary of State of Nevada, which cancelled and rescinded in its entirety, the previously filed Series A 7% Convertible Voting Preferred Stock designation filed by the Board of Directors without stockholder approval on December 2, 2013.

Our common stock is quoted on the OTCQB Market under the symbol: HECC.

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

Note 2 – Supplemental Cash Flow Informaiton

	Six Months Ended January 31,
	2016	2015
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$—	$—
Interest	854,948	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Note conversion to preferred stock	$3,120,000	$—
Note conversion to common stock	117,000	—
Restricted Cash	5,056,808	—
Asset Retirement Obligations - Change in Estimate	—	(52,431)
Stock issued for warrant cashless exercise	128	—
Shares issued for note amendment	239,249	—
Debt issuance cost capitalization	91,500	—
Discount from derivatives	2,818,337	—
Derivative resolution to additional paid-in captial	760,581	—
Shares issued for interest	146,447	—
Shares Issued to Lenders as Part of Debt Financing	—	247,655

Note 3 – Oil and Gas Properties

Oil and natural gas properties consisted of the following:

	As Of
	January 31, 2016	July 31, 2015
Evaluated Oil and Gas Properties
Gross Evaluated Properties	$19,666,636	$19,578,916
Accumulated Impairment	(373,335)	(373,335)
Evaluated Oil and Gas Properties, Net	19,293,301	19,205,581
Unevaluated properties	2,297,912	2,260,912
Oil and Gas Properties	21,591,213	21,466,493
Accumulated Depletion	(5,240,872)	(4,381,912)
Net Oil and Gas Properties	$16,350,341	$17,084,581

Evaluated properties

Additions to evaluated oil and gas properties during the three months ended January 31, 2016 and during the year ended July 31, 2015 consisted mainly of exploration costs, geological and geophysical costs of $87,720 and $2,271,509, respectively.

Unevaluated Properties

The unevaluated properties in the amount of $2,297,912 and $2,260,912 as of January 31, 2016 and July 31, 2015, respectively, represented expenditures incurred for our 90% ownership (100% cost responsibility) of our Namibia, Africa concession.

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

We evaluated our capitalized costs using the full cost ceiling test as prescribed by the Securities and Exchange Commission at the end of each reporting period. As of January 31, 2016 and July 31, 2015, the net book value of oil and gas properties did not exceed the ceiling amount and thus, no impairment of the properties was required. Changes in production rates, levels of reserves, future development costs, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Note 5 – Asset Retirement Obligation

The following table presents the reconciliation of the beginning and ending aggregate carrying amounts of short-term and long-term legal obligations associated with the retirement of property, plant and equipment for the six-month periods ended January 31, 2016 and 2015:

	Six Months Ended
	January 31,
	2016	2015
Carrying Amount at Beginning of Period	$10,822,858	$11,716,230
Liabilities Incurred	—	—
Liabilities Settled	—	—
Accretion	495,251	560,990
Revisions	—	(52,431)
Carrying Amount at End of Period	$11,318,109	$12,224,789

Note 6 – Related Party Notes Payable

The following tabulation summarizes the related party notes payable as of January 31, 2016 and July 31, 2015, net of discount:

	At	At
	January 31, 2016	July 31, 2015
Short-Term
Convertible Related Party Note
Convertible Secured Promissory
Note - Duma Holdings, LLC (1)	$350,000	$342,738

Long-Term
Convertible Notes Payable - Related Party
June 2015 Convertible Promissory Note - K. Watts (3)	$—	$2,265,976
September 2015 Convertible Promissory Note - K. Watts (4)	97,560	—
August 2015 Convertible Promissory Note - C. Herndon (5)	21,752	—
	$119,312	$2,265,976
Notes Payable - Related Party
May 2014 Promissory Note - K. Watts (2)	$600,000	$600,000

Series B Preferred Stock - K. Watts (3)	$3,070,000

(1) Convertible Secured Promissory Note – Duma Holdings, LLC

On July 16, 2015, pursuant to a Note Subscription Agreement, we sold a $350,000 Convertible Secured Promissory Note (with a $7,000 original issuance discount) to Duma Holdings, LLC (“Duma Holding” and the “Duma Holdings Note”). The Duma Holdings Note (along with any unpaid interest thereon) is convertible at any time, provided the note is converted in full, into (a) 1.75 units, each consisting of 25,000 shares of common stock of the Company and 10 shares of the Company’s Series B Convertible Preferred Stock; and (b) 350,000 shares of common stock. The Duma Holdings Note was due on November 30, 2015, but has since been extended as described below. The Duma Holdings Note can only be repaid with the prior written approval of Duma Holdings. The Duma Holdings Note contains usual and customary events of default, representations and warranties. The payment of the principal and accrued interest due under the Duma Holdings Note is personally guaranteed by Kent P. Watts, our Chief Executive Officer, and Michael Watts, his brother, pursuant to separate guaranty agreements, and secured by a first priority security interest on certain real estate owned by Kent P. Watts pursuant to a Deed of Trust, Assignment of Rents and Security Agreement.

On or around November 30, 2015, we and Duma Holdings agreed to amend the Duma Holdings Note to provide for an extension in the due date of the note until February 29, 2016, in connection with the payment by the Company of $19,705 of accrued interest on the note through November 30, 2015, and a $3,500 extension fee which was paid in shares of the Company’s stock. We and Duma Holdings are currently in discussion regarding further extension of the due date.

During the six-month period ended January 31, 2016, $7,262 of amortization of debt discount was expensed.

(2) May 2014 Promissory Note – K. Watts

Between November 2013 and May 2014, the Company received a total of $600,000 from Mr. Kent P. Watts and issued Mr. Watts a promissory note to evidence such amounts. The note is secured by the Company’s assets owned by GBE, and accrues interest at an annual rate of 6.25%. As part of the financing agreement with Shadow Tree (as described below), this note has been subordinated, and no payments will be made until the Shadow Tree debt has been repaid.

(3) June 2015 Promissory Note/Series B Preferred Stock – K. Watts

On June 10, 2015, with the approval of the Board of Directors of the Company (i.e., Mr. Watts personally, and Mr. Herndon, our directors), Mr. Watts exchanged all rights he had to 8,188 shares of Series A 7% Convertible Voting Preferred Stock (which were required to have a face value of $3,275,200) pursuant to the terms of a prior exchange agreement, and accrued and unpaid dividends which would have been due thereunder, assuming such Series A 7% Convertible Voting Preferred Stock was correctly designated and issued at the time of the HCN Exchange Agreement, totaling, $327,879, into 32 units, each consisting of (a) 25,000 shares of the Company’s restricted common stock; and (b) Convertible Promissory Notes with a face amount of $100,000.

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

Effective on September 28, 2015, with the Company’s designation of its Series B Convertible Preferred Stock, the $3 million Convertible Promissory Notes received by Mr. Watts in connection with the Exchange Agreement and the Notes’ $70,000 accrued interest automatically converted into 3,070 shares of Series B Convertible Preferred Stock. The Company recognized $734,024 of amortization expense of the note discount upon conversion.

(4) September 2015 Promissory Note – K. Watts

On September 14, 2015, Kent P. Watts, the Chief Executive Officer and Chairman of the Company subscribed for $350,000 in Convertible Subordinated Promissory Notes and on September 17, 2015 he subscribed for an additional $166,667 in Convertible Promissory Notes (collectively, the “Watts Notes”). The Watts Notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of the holder at the beginning of each quarter), provided no principal or interest on the Watts Notes can be paid in cash until all amounts owed by the Company to its senior lender is paid in full. In the event the stock interest rate is chosen by Mr. Watts, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis. In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the Watts Notes. The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. All principal and accrued interest on the Watts Notes is convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the Watts Notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days. Any shares of common stock issuable upon conversion of the Watts Notes are subject to a lock-up whereby no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The Watts Notes have standard and customary events of default.

During the six months ended January 31, 2016, $97,560 of amortization of debt discount was expensed.

(5) August 2015 Promissory Note – C. Herndon

Previously, on August 26, 2015, Mr. S. Chris Herndon, the Company’s director purchased a Convertible Promissory Note in the amount of $100,000 with substantially similar terms as the Watts Notes. During the six months ended January 31, 2016, $21,752 of amortization of debt discount was expensed.

Note 7 – Notes Payable and Convertible Notes

The following tabulation summarizes the Notes Payable and Convertible Notes as of January 31, 2016 and July 31, 2015, net of discount:

	At	At
	Jan 31, 2016	Jul 31, 2015
Short-Term
Notes Payable
Shadow Tree Credit Agreement (1)	$5,422,774	$4,616,213
Insurance Premium Notes Payable (2)	—	103,071
	$5,422,774	$4,719,284
Convertible Third Party Notes
KBM Worldwide, Inc. Convertible Note (3)	$—	$335,619
Vis Vires Group Convertible Promissory Note (4)	—	408,149
Christian Smith & Jewell Convertible Note (5)	325,784	414,296
Typenex Co-Investment, LLC Convertible Note (6)	1,087,320	207,835
JSJ Investments Inc. Convertible Note (7)	350,000	—
Darling Capital, LLC Convertible Note (8)	200,000	—
	$1,963,104	$1,365,899
Long-Term
Convertible Notes Payable
JMJ Convertible Promissory Convertible Note (9)	$—	$341,200
David Gillespie Unit Convertible Note (10)	—	32,718
Brian Kenny Convertible Promissory Note (11)	8,279	135
Convertible Subordinated Promissory Note Offering (12)	236,320	—
Adar Bays, LLC and Union Capital, LLC Convertible Notes (13)	416,000	—
	$660,599	$374,053

Series B Preferred Stock - David Gillespie (10)	$50,000

(1) Shadow Tree Credit Agreement

Effective August 15, 2014, we entered into a Credit Agreement (the “Credit Agreement”) as borrower, along with Shadow Tree Capital Management, LLC, as agent (the “Agent”), and certain lenders party thereto (the “Creditors”). Pursuant to the Credit Agreement, the Lenders loaned us $4 million, which was represented by Term Loan Notes in an aggregate amount of $4,545,454 (the “Notes”), representing an original issue discount of 12%. We also paid the Creditors a structuring fee of $90,909 equal to 2% of the principal amount of the Notes and agreed to reimburse the Creditors for all reasonable and documented fees, costs and expenses associated with the Credit Agreement, which totaled $172,824 in aggregate. We paid a placement fee of 5% of the total value of the Notes ($227,273) and a consulting fee of 1% of the face value of the Notes ($45,455). As a result of the payments above, the net amount of funding received from the Loans was $3,463,539.

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

Pursuant to the Credit Agreement, we agreed to issue the Creditors their pro rata share of (a) 60,000 restricted shares of common stock on the effective date of the Credit Agreement, August 15, 2014 (the “Effective Date”); (b) 32,500 restricted shares in the event any amount of the Loans (or other obligations outstanding under agreements entered into in connection with the Loans, the “Loan Documents”) were outstanding on the 12 month anniversary of the Effective Date; (c) 32,500 restricted shares in the event any amount was outstanding under the Loan Documents on the 18 month anniversary of the Effective Date; and (d) 25,000 restricted shares in the event any amount was outstanding under the Loan Documents on the 21 month anniversary of the Effective Date.

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

Effective November 30, 2015, we entered into (i) a First Amendment to Amended and Restated Credit Agreement, by and between the Company, as borrower, the Agent, and each of the Lenders, as lenders (the “First Amendment”), which amended the Restated Credit Agreement; and (ii) a Second Amendment to Stock Grant Agreement, by and between the Company and the Lenders (the “Stock Agreement”).

The First Amendment amended the Restated Credit Agreement to extend the maturity date of the amount due thereunder (the “Loans”), which totaled $5.02 million as of the date of the parties entry into the agreement, from November 30, 2015 to May 31, 2016; provided for the payment to the Lenders by the Company of an exit fee upon repayment of the Loans of 8% of any amounts repaid prior to March 31, 2016 and 10% of any amounts repaid after March 31, 2016; provided for the future release by the Lenders of the pledge of shares of Hydrocarb Namibia Energy Corporation (Pty) Limited, the Company’s wholly-owned Namibia subsidiary, in connection with a subordinated debt financing by the Company in an amount of not less than $4 million, or not less than $2 million in the event that at least 40% of the proceeds from such funding go to repay amounts owed under the Loans, together with the approval of a lien on such shares in connection with a subordinated funding meeting the requirements above and the sale of such shares, in the event the proceeds of such sale go to the repayment of amounts owed under the Loans; and the Company agreed to provide 35% of any future subordinated debt financing to the Lenders to repay amounts owed under the Loans. Additionally, the parties agreed that an event of default under the Restated Credit Agreement would be triggered in the event the Company failed to repay at least $2 million of the Loans before March 31, 2016; in the event the close-of-trading price of West Texas Intermediate Crude Oil (“WTI”) closes below $35 per barrel for a period of ten consecutive trading days, provided that at the end of such ten day period the outstanding principal amount of the Loans exceeds $2,021,086, or WTI closes below $30 per barrel for a period of ten consecutive trading days regardless of the amount then outstanding under the Loans (the “WTI Events of Default”).

Notwithstanding the above, in January 2016, the Agent agreed, on behalf of the Lenders, to prospectively waive any and all Events of Default that may arise as a result of the WTI Events of Default, with the waiver continuing in effect, as an effective waiver of any and all WTI Events of Default that may arise in the future, until such time as the Agent delivers a written notice to the Company withdrawing the waiver. Additionally, during the period that the waiver is in effect, in the event that a WTI Event of Default arises and thereafter the close-of-trading price of WTI for any trading day, equals or exceeds $35 or $30, based on the applicable WTI Event of Default, such event shall serve to make the waiver permanent (i.e., not capable of being withdrawn) with respect to any WTI Event of Default that existed for the period prior to such trading day. The Company is currently confirming with Lenders whether the recent fluctuation in the close-of-trading price of WTI has made the waiver permanent.

Factored in both amendments within one year period, the Company determined the present value of the cash flows under amended loan is 10% different from the present value of the cash flows under the original loan. Therefore, the company considered the modification was substantial and accounted amendments as an extinguishment of the original loan. Extinguishment loss is recognized for the amount of $640,936.

For the term loan and the additional loan, the Company has recognized $404,873 of amortization expense of the original issuance discount, with a net payable balance of $5,422,774 and unamortized original issuance discount of $0 as of January 31, 2016. We also have recognized $307,237 of debt issuance cost related to professional fees and expenses, which we have classified within other non-current assets, related to the issuance of this debt. For six months ended January 31, 2016, amortization expense of debt issuance cost is $111,011. We are amortizing these costs over the term of the loan.

(2) Installment Notes Payable

In February 2015, we financed our commercial insurance program using a note payable for $414,384. Under the note, we are obligated to make eight payments of $52,586 per month, which include principal and interest, beginning in March 2015. As of January 31, 2016, the note payable has been paid off.

(3) KBM Worldwide, Inc. Convertible Note

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

As of January 31, 2016, we had repaid the note and all accrued interest. As of January 31, 2016, the Company had recognized the full discount of $14,381 into amortization expense of the note discount. The Company also recognized amortization of debt issue costs of $11,063.

(4) Vis Vires Group Convertible Promissory Note

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

We extinguished the entire Vis Vires Convertible Note by repaying the outstanding balance and all accrued interest during the quarter ended October 31, 2015. As part of the extinguishment of the Note, during the same period, the Company recognized the remaining discount balance of $6,351 and remaining debt issue costs of $16,712 into amortization expense.

(5) Christian Smith & Jewell Convertible Note

On May 29, 2015, the Company entered into a revolving line of credit agreement with Christian Smith & Jewell, the Company’s legal counsel. The line of credit established a revolving line of credit in the amount of up to $350,000 for legal fees due to the law firm, including $200,000 previously accrued. Advances of credit under the line of credit are in the discretion of the law firm. Amounts subject to the line of credit are evidenced by individual convertible promissory notes, which have customary events of default, accrue interest at the rate of 3% per annum (12% upon an event of default), are due on demand, and are convertible (along with accrued and unpaid interest) into shares of the Company’s common stock at a conversion price of $1.17 per share. Amounts due can be paid at any time without penalty, provided the Company gives at least 30 days’ prior notice of its intention to repay amounts owed. The notes each contain a 4.99% ownership limitation. In connection with the entry into the line of credit, the Company issued the law firm a convertible promissory note in the amount of $200,000.

In addition, the Company also accrued the legal fees for total amount of $242,784 in accordance with the attorney letter until the Company is certain that such fee can be collected from insurance.

On January 12, 2016, Christian Smith & Jewell exercised the conversion option, in connection with $117,000 of the amount owed under the note and was issued 100,000 shares of common stock.

For the term loan, the Company has fully recognized $28,488 of amortization expense of the note discount, with a net payable balance of $325,784, including the unamortized original issuance discount as of January 31, 2016.

(6) Typenex Co-Investment, LLC Convertible Note

On March 5, 2015, we sold a Secured Convertible Promissory Note (the “Typenex March 2015 Convertible Note”) to Typenex Co-Investment, LLC (“Typenex”) in the amount of $350,000 pursuant to the terms of a Securities Purchase Agreement. The Typenex March 2015 Convertible Note accrued interest at the rate of 10% per annum (22% upon the occurrence of an event of default) and was due and payable in full on January 5, 2016. The Typenex March 2015 Convertible Note provides for customary events of default. The Typenex March 2015 Convertible Note was forgiven by Typenex in connection with our sale of the Typenex Note (described below) on October 16, 2015. During October, 2015, the Company had recognized the full discount of $142,165 into amortization expense of the note discount.

On October 19, 2015, and effective October 16, 2015, we sold a Secured Convertible Promissory Note (the “Typenex Note”) to Typenex in the amount of $1,730,000 pursuant to the terms of a Securities Purchase Agreement. The Typenex Note included a $475,000 original issuance discount and also included $5,000 which went to pay Typenex’s legal fees in connection with the transaction. Additionally, a total of $263,011 of the purchase price of the Typenex Note was paid by way of the forgiveness by Typenex of amounts owed by us to Typenex under the Typenex March 2015 Convertible Note in the original principal amount of $350,000. As a result, we received a total of $986,990 in cash in connection with the sale of the Typenex Note.

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

The amounts owed under the Typenex Note were secured by a Stock Pledge Agreement (the “Pledge Agreement”) whereby CW Navigation, Inc., a Texas corporation, a significant shareholder of the Company, which is beneficially owned by Christopher Watts, the nephew of Kent P. Watts, our Chief Executive Officer and Chairman (“CW Navigation”), pledged two million one hundred thousand (2,100,000) shares of our common stock held by CW Navigation as security for our obligations under the Typenex Note and related documents. Pursuant to the Stock Pledge Agreement, in the event the value (determined based on the average closing trade price for our common stock) of the pledged shares, for the immediately preceding three trading days as of any applicable date of determination, declines below 1.5 times the then balance of the note (initially $2,595,000), at any time after November 1, 2015, it constitutes a default of the Typenex Note. From the date of funding until November 1, 2015 (and at any time thereafter at the request of Typenex), CW Navigation or its affiliates can pledge additional shares to bring the required value of the shares pledged above the minimum collateral value threshold or to over-collateralize the note. Subsequent to the closing, KW Navigation pledged an additional one million (1,000,000) collateral shares to Typenex under the Pledge Agreement to bring the required value of the shares pledged above the required minimum collateral value threshold. (See below for the release of the Pledged Shares to Typenex by the Company’s transfer agent, Fidelity Transfer Company on or about March 9, 2016.)

The Typenex Note provides for customary events of default such as failing to timely make payments under the Typenex Note when due, and including our failure to maintain a reserve of shares in connection with the conversion of the Typenex Note equal to at least three times the number of shares of common stock that could be issuable thereunder at any time (initially 3 million shares), failing to repay our senior creditor (Shadow Tree, as defined below) by the maturity date of the Typenex Note or alternatively, failing to receive Shadow Tree’s consent to repay the Typenex Note at maturity in cash, and in the event the value of the securities pledged pursuant to the Pledge Agreement (as discussed above) falls below the required value after November 1, 2015, subject where applicable to our ability to cure certain defaults. Additionally, it is an event of default under the note in the event we fail to repay all of our outstanding variable securities within 30 days of the date of the note (the “Variable Security Payment Date”) or in the event we have any outstanding variable securities after such Variable Security Payment Date.

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

On November 25, 2015, we received a notice of default from Typenex (the “Default Notice”), which we vehemently disagree with in every regard. The Default Notice alleged the occurrence of an event of default under the terms of the Securities Purchase Agreement (the “SPA”) and Typenex Note. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC (the “Darling Note”), constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Typenex Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’. The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note (the “Pledged Shares”).

On November 30, 2015, the Company received a demand notice (the “Demand Notice”) from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015.

The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice. The Darling Note was not a ‘Variable Security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Creditors under the Credit Agreement are first satisfied in full.

On or about January 21, 2016, we and CW Navigation, Inc., which is controlled by Christopher Watts, one of our largest stockholders and the nephew of our Chief Executive Officer, Kent P. Watts, filed a Complaint and Demand for Arbitration in the state of Utah against Typenex and naming the escrow agent which holds the Pledged Shares, as well as our transfer agent, as parties thereto, seeking a temporary restraining order and preliminary injunction restraining the escrow agent from delivering the Pledged Shares to Typenex and our transfer agent from transferring the shares to Typenex, declaratory relief and damages for breach of contract as a result of Typenex’s assertion that an event of default occurred under the terms of the Typenex Note. We also alleged that Typenex’s claim for the Pledged Shares is inappropriate and without merit, and we intend to vigorously pursue this matter. Typenex has filed an answer to our complaint, alleging that our complaint fails to state a claim upon which relief may be granted, that the Darling Note constitutes a ‘variable security’, denying our other claims, raising various affirmative defenses, including alleging fraud, and raising counterclaims in the Arbitration Proceeding, alleging our breach (and various other parties’ breaches) of the various transaction documents, alleging our breach of implied covenant of good faith and fair dealing, seeking declaratory relief, an injunction and attorneys’ fees and court costs, all of which defenses and counterclaims the Company vehemently denies.

On March 9, 2016, the Company received correspondence from the Company’s transfer agent, Fidelity Transfer Company, regarding the release of the Pledged Shares to Typenex pursuant to the terms of the Pledge Agreement. Once released, such shares will be eligible to be freely sold in the marketplace pursuant to Rule 144. Notwithstanding the release of the shares by our transfer agent, we plan to continue to litigate the action with Typenex. The Company and CW Navigation, Inc. are currently in discussion with respect to the reimbursement obligations the Company has towards CW Navigation, Inc. in connection with the release of the Pledged Shares.

The Company currently has no intention of paying Typenex pursuant to the Demand Notice or otherwise or acknowledging that a default has occurred under the SPA or Note. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in connection with the Arbitration Proceeding, or defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

As of January 31, 2016, the Company has recognized $904,825 of amortization expense of the note discount, with a net payable balance of $1,087,320 and unamortized debt discount of $642,680. We are amortizing these discounts over the term of the note using the effective interest method. The Company also recognized $3,333 in amortization of debt issue costs.

(7) JSJ Investments Inc. Note

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

The Company also recognized $7,143 in amortization of debt issue costs. We are amortizing it over the term of the note.

(8) Darling Capital, LLC Note

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

Darling also entered into a Subordination Agreement in favor of our senior lender, Shadow Tree, to subordinate the repayment of the Darling Note to amounts owed by us to Shadow Tree.

The Company also recognized $3,672 in amortization of debt issue costs. We are amortizing it over the term of the note.

(9) JMJ Convertible Promissory Note

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

During the quarter ended January 31, 2016, we repaid the note and all accrued interest. As of January 31, 2016, the Company had recognized the full discount of $32,133 into amortization expense and full amortization of debt issue costs for $30,000.

(10) David L. Gillespie Unit Note

Effective on July 15, 2015, the Company sold David Gillespie, 0.5 Unit for an aggregate purchase price of $50,000, with each Unit consisting of (a) 25,000 shares of the restricted common stock of the Company (the “Shares”); and (b) $100,000 in face amount of Convertible Subordinated Promissory Notes (each a “Note”). Effective on September 28, 2015, with the Company’s designation of its Series B Convertible Preferred Stock, the Notes received by David L. Gillespie were converted into 50 shares of Series B Convertible Preferred Stock. The Company recognized $17,282 of amortization expense of the note discount upon conversion.

(11) Brian Kenny Convertible Promissory Note

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

For the term loan, the Company has recognized $8,074 of amortization expense of the debt discount, with a net payable balance of $8,280 and unamortized debt discount of $24,220 as of January 31, 2016.

(12) Convertible Subordinated Promissory Note Offering

From August to September 2015, the Company sold $1,745,832 in Convertible Subordinated Promissory Notes (including $83,333 in notes sold to Clint Summers who was a director of the Company from September 7, 2015 until his untimely death shortly thereafter; $100,000 to the Company’s director, S. Chris Herndon; and $516,667 to entities owned or controlled by Kent P. Watts, the Company’s Chief Executive Officer and Chairman). The notes are due two years from their issuance date, accrue interest which is payable quarterly in arrears, at either a cash interest rate (equal to the WTI Rate described below) or a stock interest rate (12% per annum)(at the option of each holder at the beginning of each quarter), provided no principal or interest can be paid in cash until all amounts owed by the Company to its senior lender are paid in full. In the event the stock interest rate is chosen by the holder, restricted shares of common stock equal to the total accrued dividend divided by the average of the closing sales prices of the Company’s common stock for the applicable quarter are required to be issued in satisfaction of amounts owed on a quarterly basis. In the event the cash interest rate is chosen, interest accrues until converted into common stock (as discussed below) or until the Company is able to pay such accrued interest in cash pursuant to the terms of the note. The “WTI Rate” equals an annualized percentage interest rate equal to the average of the closing spot prices for West Texas Intermediate crude oil on each trading day during the immediately prior calendar quarter divided by ten, plus two (the “WTI Interest Rate”). For example, if the average quarterly closing spot Price was $60 for the prior quarter, the applicable interest rate for the next quarter would be 8% per annum ($60 / 10 = 6 + 2 = 8%). Notwithstanding the above, in the event that the average quarterly closing spot price is $40 or less, the WTI Rate for the applicable following quarter is 0%. All principal and accrued interest on the notes are convertible into common stock at a conversion price of $0.75 per share at any time. Additionally, the Company may force the conversion of the notes into common stock in the event the trading price of the Company’s common stock is equal to at least $5.00 per share for at least 20 out of any 30 consecutive trading days. Any shares of common stock issuable upon conversion of the notes are subject to a lock-up whereby no shares of common stock could be sold until January 1, 2016, and no more than 2,500 shares of common stock can be sold per day thereafter until the Company’s common stock is listed on the NASDAQ or NYSE market or the trading volume of the Company’s common stock is in excess of 100,000 shares per day. The notes have standard and customary events of default.

As of January 31, 2016, the Company has recognized $355,632 of amortization expense of the note discount, with a net payable balance of $355,631 and unamortized debt discount of $1,390,201. We are amortizing these discounts over the term of the note using the effective interest method.

(13) Adar Bays, LLC and Union Capital, LLC Notes

On November 9, 2015, we sold each of Adar Bays, LLC (“Adar”) and Union Capital, LLC (“Union”), identical 8% Short Term Cash Redeemable Notes (collectively, the “Initial Notes”) in the amount of $208,000 ($416,000 in aggregate) pursuant to the terms of Securities Purchase Agreements. In addition to the Initial Notes, we sold Adar and Union each another secured note in the amount of $208,000 each ($416,000 in aggregate)(the “Second Notes”). The purchase price of the Initial Notes was paid in cash at closing (November 10, 2015), and the purchase price of the Second Notes was each paid by way of the issuance of an offsetting $208,000 secured note issued to us by each of Adar and Union (the “Buyer Notes”). Pursuant to the Securities Purchase Agreements, Adar and Union each agreed not to sell short any shares of our common stock so long as each purchaser’s Initial Note or Second Note is outstanding. In connection with the sale of the Initial Notes, we paid $16,000 in legal fees ($8,000 to each investor) and paid $30,000 in due diligence fees ($15,000 per Initial Note), provided that substantially similar fees are payable in connection with the Second Notes in the event such Second Notes are paid by Adar and Union as described in greater detail below.

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

The Buyer Notes accrue interest at the rate of 8% per annum (which until the Buyer Notes are paid in full in cash, offset amounts due under the Second Notes) and are due on July 9, 2016, unless (a) we do not meet the current information requirements required under Rule 144 of the Securities Act of 1933, as amended; or (b) we provide the applicable investor at least 30 days’ notice prior to the six month anniversary of the issuance date of the Buyer Note of our intention to reject the payment of the Buyer Note, in which case the applicable holder may cross cancel its payment obligations under the applicable Buyer Note as well as our payment obligations under the offsetting Second Note. The holders may only prepay the Buyer Note with our written approval. In March 2016, we provided notice to the holders of the Buyer Notes that we rejected the payment of the Buyer Notes and as such, the Buyers Notes and Second Notes were automatically cancelled and terminated.

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

The Company also recognized $3,439 in amortization of debt issue costs. We are amortizing it over the term of the note using the effective interest.

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

Level 3: Pricing inputs that are unobservable or less observable from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management’s best estimate of the fair value when no observable market data is available.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company’s consolidated balance sheets. These methods and assumptions are described in Note 9 – Derivative Liabilities.

Note 9 – Derivative Liabilities

Derivative Liabilities

As of January 31, 2016, the Company did not have any Level 1 or Level 2 financial assets and liabilities or any Level 3 financial assets. The Company’s Level 3 liabilities consisted of Convertible Notes and Tainted Conversion Notes and their fair values were $1,740,079 and $1,484,252, respectively, for a total carrying value of $3,224,331.

Embedded Derivative Instruments

The Company determined that the following convertible notes (collectively “Convertible Notes”) issued during the six months ended January 31, 2016, contained an embedded derivative instrument as the conversion price was based on a variable that was not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40 (refer to Note 7 for further information regarding the Convertible Notes):

*	Typenex Co-Investment, LLC Convertible Note
*	Duma Holdings Convertible Note
*	Adar Bays, LLC Convertible Note
*	Union Capital, LLC Convertible Note
*	JSJ Investment LLC Convertible Note
*	Darling Capital, LLC Convertible Note

Tainted Convertible Notes

For the six months ended January 31, 2016, the Company issued convertible notes each with a fixed conversion price. However, prior to the issuance of these new convertible notes, the Company has also issued convertible notes with variable conversion prices which were still outstanding as of January 31, 2016, hence the Company cannot conclude that it has sufficient authorized share if all outstanding convertible notes were converted. Therefore, the convertible notes with fixed conversion price that were subsequently issued were considered tainted derivative instruments. Accordingly, the Company recorded a derivative liability for the aggregate fair value of the tainted convertible notes as follows. (See Note 7 for further information regarding the convertible notes):

●	Tainted Christian Smith & Jewell Law Note
●	Tainted Brian Kenny Convertible Note
●	Tainted Farid Barkhorder Convertible Note
●	Tainted Robert Klinek and Susan Pack Convertible Note
●	Tainted Lee Walinsky Convertible Note
●	Tainted S. Chris Herndon Convertible Note
●	Tainted Robert B. Kahw Convertible Note
●	Tainted Donald P. Clary Convertible Note
●	Tainted Jay Fishman Convertible Note
●	Tainted Carl Miller and Deanna Miller Convertible Note
●	Tainted Barry Robbins Convertible Note
●	Tainted Brent & Silvia Sagissor Convertible Note
●	Tainted David and Ginger Levy Trust Convertible Note
●	Tainted Kevin R. Minor Convertible Note
●	Tainted Timothy Hoke Smith Convertible Note
●	Tainted Clint D. Summers Convertible Note
●	Tainted Sean M. Crowley Trust Convertible Note

The Company determined the fair values of the embedded convertible notes derivatives and tainted convertible notes using the lattice valuation model with the following assumptions:

	Initial	January 31, 2016
Common stock issuable	4,326,942	4,674,564
Market value of common stock on measurement date (1)	$0.91 - $1.50	$0.97 - $1.28
Adjusted exercise price	$0.52 - $4.00	$0.57 - $4.00
Risk free interest rate (2)	0.06%-0.25%	0.22%-0.89%
Instrument lives in years	0.17 – 2.00	0.08 – 0.25
Expected volatility (3)	82%-119%	94%-155%
Expected dividend yields (4)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using between the 0.17 and 3-year Treasury Bill as of the respective offering or measurement date.

(3)	The historical trading volatility was determined by the Company’s trading history.

(4)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

Activity for embedded derivative instruments during the six-month period ended January 31, 2016, was as follows:

	Balance at July 31, 2015	Initial Valuation of Embedded Derivative Instruments Issued During the Period	Initial Valuation Day 1 Loss	Increase (Decrease) in Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities on Repayment of Debt (1)	Change of Derivative Liabilities Upon Conversion	Balance at January 31, 2016
Embedded Convertible Note
Typenex Co-Investment	$1,212,688	$1,072,506	$—	$(11,903)	$(789,040)	$—	$1,484,251
Duma Holdings	546	—	—	(546)	—	—	—
KBM Worldwide, Inc.	—	—	—	469,272	(469,272)	—	—
VIS VIRES Group, Inc	—	—	—	504,222	(504,222)	—	—
Subtotal:	1,213,234	1,072,506	—	961,045	(1,762,534)	—	1,484,251
Tainted Note
Tainted Kent P. Watts	319,960	516,667	176,051	(152,811)	—	(363,659)	496,208
Tainted Christian Smith & Jewell	167,077	—	—	(94,080)	—	(48,907)	24,090
Tainted David L. Gillespie	4,956	—	—	824	—	(5,780)	—
Tainted Brian Kenny	34,330	—	—	(3,316)	—	—	31,014
Farid Barkhorder	—	50,000	28,685	(30,234)	—	—	48,451
Robert Klinek and Susan Pack	—	300,000	119,467	(127,885)	—	—	291,582
Lee Walinsky	—	25,000	9,074	(9,996)	—	—	24,078
S. Chris Herndon	—	100,000	44,336	(47,434)	—	—	96,902
Robert B. Kahw	—	75,000	45,023	(47,502)	—	—	72,521
Donald P. Clary	—	50,000	18,148	(19,992)	—	—	48,156
Jay Fishman	—	75,000	27,222	(29,988)	—	—	72,234
Carl Miller and Deanna Miller	—	33,333	12,098	(13,328)	—	—	32,103
Barry Robbins	—	37,500	13,246	(14,757)	—	—	35,989
Brent & Silvia Sagissor	—	33,332	12,099	(13,328)	—	—	32,103
David and Ginger Levy Trust	—	150,000	62,393	(66,579)	—	—	145,814
Kevin R. Minor	—	33,333	12,098	(13,328)	—	—	32,103
Timothy Hoke Smith	—	33,333	12,098	(13,328)	—	—	32,103
Clint D. Summers	—	83,333	30,247	(33,321)	—	—	80,259
Sean M. Crowley Trust	—	150,000	39,971	(45,601)	—	—	144,370
Subtotal:	526,323	1,745,831	662,256	(775,984)	—	(418,346)	1,740,080

Note Derivatives - Total	$1,739,557	$2,818,337	$662,256	$185,061	$(1,762,534)	$(418,346)	$3,224,331

(1)	Upon extinguishment of the Embedded Convertible Notes, the Company recognized a total gain on debt repayment in the amount of $1,762,534 due to releases of the corresponding derivative liabilities.

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

In addition, the Typenex Warrants contained anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the relevant time. The amount of any such adjustment is determined in accordance with the provisions of the relevant warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the relevant time. In addition, the number of shares issuable upon exercise of these warrants will be increased inversely proportional to any decrease in the exercise price, thus preserving the aggregate exercise price of the warrants both before and after any such adjustment. We have determined that these provisions could result in modification of the warrants exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815-40.

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

On February 17, 2015, the Warrant B and Warrant C that were previously issued to Geoserve were considered tainted derivative instruments due to the issuances of various convertibles notes during the three months ended April 30, 2014. Those convertible notes contain variable conversion prices and therefore, we cannot conclude that we will have sufficient authorized unissued shares to settle all the warrants and convertible notes. Accordingly, the Company recorded a derivative liability for the aggregate fair value of the Warrant B and Warrant C.

The fair values of these warrants were recognized as derivative warrant instruments at issuance or when they become issuable and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a lattice valuation model.

Activity for derivative warrant instruments during the six months ended January 31, 2016, was as follows:

Description	Balance At July 31, 2015	Initial Valuation	Incr(Decr) in Fair Value of Derivative Liabilities	Change of Derviative Liabilities Upon Conversion	Balance At January 31, 2016
Tainted Warrant-Geoserve	$8,722	$—	$(8,722)	$—	$—
Typenex Co - Warrants	252,854	—	89,381	(342,235)	—
Total	$261,576	$—	$80,659	$(342,235)	$—

The Company determined the fair values of the warrant derivatives using the lattice valuation model with the following assumptions:

	Initial	January 31, 2016
Common stock issuable	705,556	666,667
Market value of common stock on measurement date (1)	$0.92 - $1.07	$1.17
Adjusted exercise price	$2.25 - $7.50	7.50
Risk free interest rate (2)	0.25%-5.00%	0.08%
Instrument lives in years	1.00 – 5.00	0.29
Expected volatility	112%	84%
Expected dividend yields (3)	None	None

(1)	The market value of common stock is the stock price at the close of trading on the date of issuance or at period-end, as applicable.

(2)	The risk-free interest rate was determined by management using between 0.14 and 5 - year Treasury Bill as of the respective offering or measurement date.

(3)	Management determined the dividend yield to be -0-% based upon its expectation that it will not pay dividends for the foreseeable future.

As of January 31, 2016, the aggregated balance of derivative liability was $3,224,330 and the unamortized discount was $1,859,832. During the six months ended January 31, 2016, $1,351,451 of the derivative discount has been amortized to interest expense.

Note 10 – Capital Stock

Series B Preferred Stock

Effective on September 28, 2015, with the Company’s designation of its Series B Convertible Preferred Stock, the Convertible Promissory Notes received by Mr. Watts in connection with a prior exchange agreement automatically converted into 3,070 shares of Series B Convertible Preferred Stock at the rate of $1,000 per share.

Also on September 28, 2015, the Convertible Promissory Notes received by David L. Gillespie automatically converted into 50 shares of Series B Convertible Preferred Stock at the rate of $1,000 per share.

As of January 31, 2016, the amount of $369,439 of derivative has been resolved upon conversion.

Preferred Stock Dividend

As of January 31, 2016, the Company had undeclared accumulative dividend to Preferred Stock holders for amount of $72,800

Common Stock Issuances

During the six months ended January 31, 2016, 12,276 shares of restricted common stock valued at $14,576 were issued to directors of the Company as director compensation.

During the six months ended January 31, 2016, we issued a total of 87,623 shares of restricted common stock to settle stock interest for Convertible Subordinated Promissory Notes. The value of these shares is $92,733.

In August 2015, the Company issued 60,000 Form S-8 registered shares to James W. Christian, a partner at Christian Smith & Jewell, the Company’s legal counsel, in consideration for legal fees owed. The fair value of the 60,000 shares issued for services is $84,000.

On September 8, 2015, 128,408 shares of restricted common stock were issued in connection with Typenex’s cashless warrant exercise. According to the Lattice valuation model, derivative liabilities amount of $342,235 has been resolved to additional paid in capital and par value of common stock for $0.001 per share

In September 2015, the Company issued 1,000,000 shares of restricted common stock to Snap or Tap Productions, LLC in consideration for agreeing to provide two years of public relations and investor awareness services to the Company. The shares are fully vested upon issuance. The fair value of the shares was $1,480,000.

In December 2015, the Company issued 100,000 shares of common stock to Shadow Tree and Quintium, our lenders, in consideration of ur entry into the first amendment to the Credit Agreement, as described in greater detail above under Note 6 – (1) Shadow Tree Credit Agreement. The fair value of the 100,000 shares issued for debt discount is $239,249.

In January 2016, the Company issued 1,500,000 shares of common stock to Consultant in consideration for agreeing to provide one years of consulting services to the Company. The shares are fully vested upon issuance. The fair value of the shares was $2,100,000.

In January 2016, the Company issued 100,000 shares of common stock to Christian Smith & Jewell, the Company’s legal counsel, in connection with the conversion of $117,000 of amounts owed under a convertible note. According to the Lattice valuation model, a derivative liabilities amount of $23,994 has been resolved to additional paid in capital upon release of the derivative liability.

In January 2016, we issued 48,392 restricted shares of common stock to Duma Holdings, LLC in consideration for the payment to Duma Holdings of accrued interest owed through February 29, 2016 and the extension fee of $3,500 to postpone the due date of the Duma Holdings Note to February 29, 2016. The fair value of the 48,392 shares issued for note extension is $53,715.

Receivables for Common Stock

On September 6, 2013, HCN sold 191,667 shares of HEC common stock to an employee of HCN (the nephew of our Chairman and Chief Executive Officer) in exchange for a note receivable in the amount of $1,000,000. HEC acquired this receivable upon its acquisition of HCN. The note is non-interest bearing and is payable only upon the sale of the common stock to a third party or HEC stock being listed on either the NASDAQ or NYSE stock exchanges. We will receive 95% of the proceeds up to $1,000,000 if the underlying stock is sold to a third party. Within 90 days of HEC stock being listed on a major stock exchange, we will receive up to $1,000,000, or the note can be paid earlier at the discretion of the other party. These shares of common stock are held in the name of the investors and are beneficially owned by the investors and the shares are not retrievable by the Company. At January 31, 2016, we have written off $325,000 of remaining outstanding on this receivable due to issues on collectability.

In December 2013, HCN sold 619,960 shares of unregistered and restricted Company common stock in return for a $1,859,879 non-interest bearing note receivable from SMDRE LLC. At July 31, 2015, we had $88,898 outstanding on this receivable. In January 2016, the Company determined that this outstanding amount was uncollectible and wrote off the amount to Other Income (Expense).

Subscribed Common Stock

In January 2016, the Company received $367,000 in cash from Michael Watts and other related parties to subscribe 489,334 shares of the common stock. See also Note 11 – Related Party Transactions.

Stock Compensation Plans

As of January 31, 2016, the Company could grant up to 267,744 shares of common stock under the 2013 Stock Incentive Plan (“2013 Plan”). The 2013 Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any.

As of January 31, 2016, the Company could grant up to 1,000,000 shares of common stock under the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Compensation Committee, the full Board of Directors, which has substantial discretion to determine persons, amounts, time, price, exercise terms, and restrictions of the grants, if any. The 2015 Plan was approved by the Board of Directors on August 17, 2015 and approved by the stockholders on September 28, 2015.

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

The following table provides information about options granted to employees under our stock incentive plans during the periods indicated:

	Three Months Ended		Six Months Ended
	January 31		January 31,
	2016	2015	2016	2015

Number of Options Granted	10,000	—	10,000	25,000
Number of Options Vested	3,334	—	3,334	25,000
Compensation Expense Recognized	$4,601	$—	4,601	$112,500
Weighted Average Exercise
Price of Options Granted	$1.38	$—	1.38	$4.50

Summary information regarding stock options issued and outstanding as follows:

	Options	Weighted Average Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Outstanding at July 31, 2015	198,333	$6.63	$—	6.23
Granted	10,000	1.40	—	4.94
Exercised	—	—	—	—
Expired or Forfeited	—	—	—	—
Outstanding at January 31, 2016	208,333	6.57	$—	6.17

At January 31, 2016, the number of non-vested stock options was 6,667.

Warrants

Effective September 8, 2015, Typenex, exercised warrants to purchase 260,788 shares of our common stock which it held (at an exercise price of $1.17 per share. The warrants originally had (a) an exercise price of $2.25 per share, but were subsequently reduced in connection with Typenex’s anti-dilution rights to $1.17 per share and (b) provided Typenex the right to acquire 38,889 shares of common stock, but were subsequently increased to 260,788 shares of common stock in connection with Typenex’s anti-dilution rights, in a net cashless transaction. On September 18, 2015, in connection with such exercise, we issued 128,048 net shares of common stock to Typenex.

Summary information regarding common stock warrants issued and outstanding as of January 31, 2016, is as follows:

	Warrants	Weighted Average Strike Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Outstanding at July 31, 2015	978,299	$5.20	$302,283	1.84
Granted	—	—	—	—
Exercised	311,632	0.28	302,283	—
Expired or Forfeited	—	—	—	—
Outstanding at January 31, 2016	666,667	7.50	$—	0.04

At January 31, 2016, the number of warrants outstanding and exercisable was 666,667 with an exercise price of $7.50 per warrant and a remaining life of less than one year. These warrants, which remained unexercised, have all expired before filing of this report.

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

A company controlled by Michael Watts purchased a 5% working interest in one of our wells in Galveston Bay. During the year ended as of July 31, 2015, the Company received approximately $58,000 from Mr. Michael Watts for this related party receivable previously outstanding for approximately the same amount as of July 31, 2014. As of January 31, 2016 and July 31, 2015, this company owed us $72 and $186, respectively, in joint interest billings.

In January 2016, the Company received $367,000 in cash from Michael Watts and other related parties to subscribe 489,334 shares of the common stock at $0.75 per share.

See also Note 6 – Related Party Notes Payable.

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

The General Land Office of the State of Texas (“GLO”) has asserted claims against the Company under various Miscellaneous Easements. The GLO claims that the Company is obligated to either renew the various Miscellaneous Easements by paying a renewal fee to the GLO, or to remove any pipeline laid in the various Miscellaneous Easements. The GLO has asserted its claims, and the Company has disclaimed any obligations under the various Miscellaneous Easements. On August 29, 2014, the Company filed a lawsuit in state district court in Chambers County, Texas asking the court to reform an assignment and assumption agreement in the property records of Chambers County. The Company has been in discussions with the GLO in an attempt to resolve the dispute. At this time, there is no estimate of loss with respect to this lawsuit. See Note 6 - (6) Typenex Co-Investment, LLC Convertible Note for lawsuit with Typenex.

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

Letters of Credit

Oil and gas operators in the State of Texas are required to obtain a letter of credit in favor of the Railroad Commission of Texas as security that they will meet their obligations to plug and abandon the wells they operate. We have two letters of credit in the amount of $6,610,000 and $120,000 issued by Green Bank. These letters of credit are collateralized by a certificate of deposit held with the bank for the same amount. We pay a 1.5% per annum fee in conjunction with these letters of credit. The amount held at the bank was recorded as Restricted Cash on the Company’s Consolidated Balance Sheets.

During the three-month and six-month periods ended January 31, 2016 and 2015, we prepaid the fees associated with the Greenbank letters of credit for the respective year’s interest upfront and amortized these fees on a straight-line basis over their respective annual periods. The net prepaid fees were included in Other Assets on the Company’s Consolidated Balance Sheets. The following table reflects the prepaid balances as follows:

	Three Months Ended		Six Months Ended
	January 31		January 31,
	2016	2015	2016	2015
Prepaid Letter of Credit Fees	$74,475	$67,300	$99,300	$101,250
Amortization	(24,825)	(25,462)	(49,650)	(59,412)
Net Prepaid Letter of Credit Fees	$49,650	$41,838	$49,650	$41,838

Note 13 – Subsequent Events

In February 2016, we issued an aggregate of 8,697 restricted shares of our common stock to our three directors (2,899 shares each) in consideration for services rendered.

On March 9, 2016, the Company entered into a Special Private Placement Agreement with Infinity Fund LLC (“Infinity” and the “SPPA”). Pursuant to the SPPA, Infinity agreed to pay the Company $2 million, within 45 days of the effective date of the SPPA, for a to-be-designated series of convertible preferred stock of the Company. Such preferred stock will be convertible into common stock of the Company on a one for 1,000 basis; will have no redemption rights, no voting rights, no dividend rights; will be subject to a 9.99% ownership limitation; and have such other terms and conditions as are agreed by the parties. The preferred stock will be convertible into common stock of the Company based at a 10% discount to market. Additionally pursuant to the SPPA, Infinity agreed to subscribe for up to $25 million in shares of common stock of the Company, at a 10% discount to the then trading price of the Company’s common stock, from time to time, subject to certain limitations, rights to terminate purchases, and volume restrictions, in the form of an equity line of credit, at such time as the Company has filed and obtained effectiveness of a registration on Form S-1 to register the shares issuable to Infinity under such arrangement.

On March 9, 2016, the Company received correspondence from the Company’s transfer agent, Fidelity Transfer Company, regarding the release of the Pledged Shares to Typenex pursuant to the terms of the Pledge Agreement. Once released, such shares will be eligible to be freely sold in the marketplace pursuant to Rule 144. Notwithstanding the release of the shares by our transfer agent, we plan to continue to litigate the action with Typenex. The Company and CW Navigation, Inc. are currently in discussion with respect to the reimbursement obligations the Company has towards CW Navigation, Inc. in connection with the release of the Pledged Shares. See also Note 7- Notes Payable and Convertible Notes - (6) Typenex Co-Investment, LLC Convertible Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on Form 10-Q contains “forward looking statements” (as that term is defined in Section 27A(i)(1) of the Securities Act of 1933), including statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report, if any, and our Annual Report on Form 10-K for the year ended July 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2015 (the “Annual Report”), under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding our capital needs, business plans, and expectations.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended January 31, 2016 and the six months ended January 31, 2016 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended January 31, 2016, included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended July 31, 2015.

Plan of Operations

During both of the reporting periods contained herein, there has been a significant decrease in the commodity price of oil and a smaller decrease in the commodity price of gas. This has affected the Company’s revenue materially.

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

Our plan of operations over the next twelve months is to increase cash flow upon one or more of the following occurring:

1.	Continue to receive payments on the receivable for Company common stock;

2.	Raise capital by farming down a portion of our Owambo Basin concession in Namibia to an industry partner;

3.	Release restricted cash from the State Bonding requirement, as shut-in wells are brought back into production and/or as wells are plugged;

4.	Continue to enhance production from our four production oil and gas fields in Galveston Bay; and

5.	Raising capital through the issuance of additional equity or debt securities.

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

Results of Operations

The following table sets out consolidated data for the periods indicated:

Three months ended January 31, 2016 compared to the three months ended January 31, 2015:

	Three Months Ended
	January 31			%
	2016	2015	Incr(Decr)	Change

Revenues	$674,816	$646,348	$28,468	4%

Operating Expenses
Lease Operating Expense	898,017	913,290	(15,273)	-2%
Depreciation, Depletion and Amortization	391,219	162,166	229,053	141%
Accretion	246,952	258,782	(11,830)	-5%
General and Administrative	3,109,081	980,480	2,128,601	217%
Total Operating Expenses	4,645,269	2,314,718	2,330,551	101%

Loss From Operations	(3,970,453)	(1,668,370)	(2,302,083)	-138%

Other Income (Expense)	(428,845)	2,737	(431,582)	-15,768%
Gain (Loss) on Debt Settlement	(640,936)	—	(640,936)	-100%
Gain or Loss on Derivatives	(439,367)	—	(439,367)	-100%
Interest Expense, Net	(1,588,524)	(279,727)	(1,308,797)	468%
Foreign Currency Transaction (Loss)	(5,275)	(6,401)	1,126	-18%

Net Loss Before Income Taxes	$(7,073,400)	$(1,951,761)	$(5,121,639)	-262%

We recorded net loss of $7,073,400, or $0.29 per basic and diluted common share, during the three months ended January 31, 2016, as compared to a net loss of $1,951,761, or $0.09 per basic and diluted common share, during the three months ended January 31, 2015.

The changes in results of operations shown in the table above were predominantly due to the factors below:

Revenues increased from $646,348 in the prior three-month period ended January 31, 2015 to $674,816 in the current three month period ended January 31, 2016. Of the total revenue increase $323,341 was due to higher volume in both oil (4,596 Bbls) and gas (110,856 Mcf) offset by a decrease of $297,576 in revenue due to decreases in oil and gas prices. Oil price decreased by 75% to an average $34.08 per barrel while gas price decreased by 178% to an average $1.50 per thousand cubic feet (Mcf). Lease operating expenses decreased due to lower cost of operation period over period. Depreciation, depletion, and amortization increased because of higher production in the current year versus production in the same quarter of the comparable period prior year.

General and administrative expenses increased primarily as a result of increased investor relation expenses. Interest income (expense) for the three months ended January 31, 2016 increased primarily as a result of debt related expense such as interest expense, debt issuance cost amortization and original issue discount amortization.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Six months ended January 31, 2016 compared to the six months ended January 31, 2015:

	Six Months Ended
	January 31			%
	2016	2015	Incr(Decr)	Change

Revenues	$1,886,222	$1,851,777	$34,445	2%

Operating Expenses
Lease Operating Expense	2,062,991	2,210,845	(147,854)	-7%
Depreciation, Depletion and Amortization	880,623	386,422	494,201	128%
Accretion	495,251	560,990	(65,739)	-12%
General and Administrative	5,475,255	1,923,760	3,551,495	185%
Total Operating Expenses	8,914,120	5,082,017	3,832,103	75%

Loss From Operations	(7,027,898)	(3,230,240)	(3,797,658)	118%

Other Income (Expense)	(440,959)	6,779	(447,738)	-6,605%
Gain (Loss) on Debt Settlement	1,121,599	—	1,121,599	-100%
Gain (Loss) on Derivatives	(927,976)	—	(927,976)	-100%
Interest Expense, Net	(3,945,017)	(507,504)	(3,437,513)	-677%
Foreign Currency Transaction (Loss)	(4,561)	(1,642)	(2,919)	178%
Net Loss Before Income Taxes	$(11,224,812)	$(3,732,607)	$(7,492,205)	-201%

We recorded a net loss of $11,224,812, or $0.47 per basic and diluted common share, during the six months ended January 31, 2016, as compared to a net loss of $3,731,302, or $0.18 per basic and diluted common share, during the six months ended January 31, 2015.

The changes in our results of operations as described in the table above were predominantly due to the factors below:

Revenues increased from 1,851,777 in the prior three six months ended January 31, 2015 to $1,886,222 in the current six months ended January 31, 2016. Of the total revenue increase $939,458 was due to higher volume in both oil (11,740 Bbls) and gas (226,312 Mcf) offset by a decrease of $905,122 in revenue due to decreases in oil and gas prices. Oil price decreased by 96% to an average $39.83 per barrel while gas price decreased by 95% to an average $2.08 per thousand cubic feet (Mcf). Lease operating expenses decreased due to lower cost of operation period over period. Depreciation, depletion, and amortization increased because of higher production in the current year versus production in the same quarter of the comparable period prior year.

General and administrative expenses decreased primarily as a result of decreased compensation expense related to consulting service. Interest income (expense) for the six months ended January 31, 2016 increased primarily as a result of debt related expense such as interest expense, debt issuance cost amortization and original issue discount amortization.

We continue to evaluate areas where we can reduce costs in lease operating expense and to increase production, which would increase revenues.

Liquidity, Capital Resources and Going Concern

The following table sets forth our cash, restricted cash and working capital balances at the indicated dates:

	At July 31,	At January 31,
	2016	2015
Cash and Cash Equivalents	$88,925	$229,512
Restricted Cash	7,671,114	12,488,755
Working Capital (deficit)	(15,166,005)	(17,108,658)

Our outstanding Credit Agreement with Shadow Tree Capital Management, LLC as agent, and our other outstanding promissory notes, convertible promissory notes and debt obligations are described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” – “Note 6 – Related Party Notes Payable,” “Note 7 – Notes Payable and Convertible Notes,” “Note 9 – Derivative Liabilities,” and “Note 11 – Related Party Transactions,” and our commitments and contingencies are described in greater detail under “Note 12 – Commitments and Contingencies”, and readers are encouraged to review such information, as well as the unaudited consolidated financial statements and footnotes thereto included above.

Net Cash Used in Operating Activities

During the six months ended January 31, 2016, operating activities used $2,665,628 of cash compared to cash used in operating activities of $545,558 during the six months ended January 31, 2015. The change in the cash used by operating activities is primarily attributable to our net loss of $11,224,812 during the current period, in addition to a decrease of $137,509 in other assets and receivables and an increase of $482,040 in our accounts payable and accrued expenses for the current period compared to the prior period. Partially offsetting our cash flows used in operations were non-cash outflows of $8,136,655. Non-cash items were primarily comprised of share based compensation, representing shares issued for services of $3,683,243, accretion of $495,251, depreciation and depletion of $880,623, Gain on debt settlement of $1,121,599 and amortization of $2,655,561 related to our original issuance discount and debt issuance cost on debt acquired. Change in derivative liabilities had a non-cash outflow of $927,976.

Net Cash Used in Investing Activities

During the six months ended January 31, 2016, investing activities used cash of $124,721 compared to using cash of $2,430,284 during six months ended January 31, 2015. The change is due mainly to reductions in purchases of oil and gas properties.

Net Cash Provided by Financing Activities

During the six months ended January 31, 2016, financing activities provided net cash of $2,649,762 in comparison to using cash of $3,098,230 during the six months ended January 31, 2015. The change in cash provided is primarily a result of our borrowings related to our Convertible Subordinated Promissory Note Offering and Convertible Note issued to Typenex Co-Investment, LLC, partially offset by the payment of certain of our outstanding notes payable during the period.

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

GLO Claims

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

Typenex Lawsuit

On November 25, 2015, we received a notice of default from Typenex (the “Default Notice”), which we vehemently disagree with in every regard. The Default Notice alleged the occurrence of an event of default under the terms of the Securities Purchase Agreement (the “SPA”) and Typenex Note. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC (the “Darling Note”), constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Typenex Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’. The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note (the “Pledged Shares”).

On November 30, 2015, the Company received a demand notice (the “Demand Notice”) from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015.

The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice. The Darling Note was not a ‘Variable Security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Furthermore, pursuant to the terms and conditions of the Typenex Note. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Creditors under the Credit Agreement are first satisfied in full.

On or about January 21, 2016, we and CW Navigation, Inc., which is controlled by Christopher Watts, one of our largest stockholders and the nephew of our Chief Executive Officer, Kent P. Watts, filed a Complaint and Demand for Arbitration in the state of Utah against Typenex and naming the escrow agent which holds the Pledged Shares, as well as our transfer agent, as parties thereto, seeking a temporary restraining order and preliminary injunction restraining the escrow agent from delivering the Pledged Shares to Typenex and our transfer agent from transferring the shares to Typenex, declaratory relief and damages for breach of contract as a result of Typenex’s assertion that an event of default occurred under the terms of the Typenex Note. We also alleged that Typenex’s claim for the Pledged Shares is inappropriate and without merit, and we intend to vigorously pursue this matter. Typenex has filed an answer to our complaint, alleging that our complaint fails to state a claim upon which relief may be granted, that the Darling Note constitutes a ‘variable security’, denying our other claims, raising various affirmative defenses, including alleging fraud, and raising counterclaims in the Arbitration Proceeding, alleging our breach (and various other parties’ breaches) of the various transaction documents, alleging our breach of implied covenant of good faith and fair dealing, seeking declaratory relief, an injunction and attorneys’ fees and court costs, all of which defenses and counterclaims the Company vehemently denies.

On March 9, 2016, the Company received correspondence from the Company’s transfer agent, Fidelity Transfer Company, regarding the release of the Pledged Shares to Typenex pursuant to the terms of the Pledge Agreement. Once released, such shares will be eligible to be freely sold in the marketplace pursuant to Rule 144. Notwithstanding the release of the shares by our transfer agent, we plan to continue to litigate the action with Typenex. The Company and CW Navigation, Inc. are currently in discussion with respect to the reimbursement obligations the Company has towards CW Navigation, Inc. in connection with the release of the Pledged Shares.

The Company currently has no intention of paying Typenex pursuant to the Demand Notice or otherwise or acknowledging that a default has occurred under the SPA or Note. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in connection with the Arbitration Proceeding, or defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

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

There is soil contamination at a tank facility owned by GBE. Depending on the technique used to perform the remediation, we estimate the cost range to be between $150,000 and $900,000. We cannot determine a most likely scenario, thus we have recognized the lower end of the range. We have submitted a remediation plan to the appropriate authorities and have not yet received a response. As of January 31, 2016, $150,000 has been recognized and is included in the balance sheet under the caption “Accounts payable and accrued expenses.”

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2015, filed with the SEC on November 13, 2015, as of the date of this report, other than as set forth below, and investors should review the risks below and in the Form 10-K, prior to making an investment in the Company.

We may not have sufficient available funding to meet our debt service and other obligations, repay outstanding liabilities, conduct our operations and complete exploration and drilling operations, our ability to obtain the necessary funding is uncertain and in the event we are unable to obtain such funding, we may be forced to seek bankruptcy protection.

We need to raise additional funding to meet our debt service obligations, repay outstanding liabilities, conduct our operations and complete exploration and drilling operations. We plan to attempt to raise such funding through debt or equity financing or other similar means. Adequate funds may not be available when needed or may not be available on favorable terms, if at all. Such required funding includes, but is not limited to amounts required to complete our minimum cost responsibilities for our exploration program in Namibia, amounts required to repay our outstanding convertible promissory notes (which if not repaid prior to the dates they are convertible into common stock will likely result in significant decreases in the value of our common stock and dilution to existing stockholders (as successive conversions and sales are made)), and at least $2 million which has to be paid towards the amount owed on our Credit Agreement before March 31, 2016. Additionally, a significant percentage (35%) of any future subordinated debt financing we raise in the future is required to be paid to our senior lender to pay down amounts owed under the Credit Agreement, which debt is due and payable in full on May 31, 2016. If we raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue to meet our debt service obligations, make required payments under our outstanding debt obligations (including, but not limited to the amounts due on our Credit Agreement), repay our outstanding liabilities or complete exploration and drilling operations, our results of operations and the value of our securities could be adversely affected. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings. In addition, the lenders under our credit facility or other secured indebtedness could seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders. Furthermore, if our assets are foreclosed upon we not have any income producing assets left, and as such, may not be able to generate any cash flow in the future. In such event, or prior to the occurrence of such event if we believe such actions are in our best interests, we may be forced to file for bankruptcy protection. In the event we file for bankruptcy protection (or any of our creditors forces us into bankruptcy), the value of our securities may be reduced to zero, our existing stockholders may not receive any distributions or assets in liquidation and/or existing stockholders may be subject to extreme dilution.

The covenants in our senior credit and loan agreements require us to use significant amounts of future borrowings to repay amounts owed under such facilities, restrict our ability to operate our business, require us to repay certain material amounts of the credit facilities and might lead to a default under our credit agreements.

Our senior debt agreements limit, among other things, our ability to:

(i)	incur additional debt;
(ii)	create liens;
(iii)	make investments;
(iv)	materially change our business;
(v)	repay outstanding debt;
(vi)	affect a business combination, sale or transfer;
(vii)	undertake transactions with affiliates;
(viii)	amend our organizational documents;
(ix)	form subsidiaries; and
(x)	take any action not in the usual course of business.

Our senior credit agreement also requires, among other things, our payment to the Lenders of an exit fee upon repayment of the Loans of 8% of any amounts repaid prior to March 31, 2016 and 10% of any amounts repaid after March 31, 2016; provides for the future release by the Lenders of the pledge of shares of Hydrocarb Namibia Energy Corporation (Pty) Limited, the Company’s wholly-owned Namibia subsidiary, in connection with a subordinated debt financing by the Company in an amount of not less than $4 million, or not less than $2 million in the event that at least 40% of the proceeds from such funding goes to repay amounts owed under the Loans, together with the approval of a lien on such shares in connection with a subordinated funding meeting the requirements above and the sale of such shares, in the event the proceeds of such sale go to the repayment of amounts owed under the Loans; and requires the Company to provide 35% of any future subordinated debt financing to the Lenders to repay amounts owed under the Loans.

As a result of these covenants and limitations, we may not be able to respond to changes in business and economic conditions or obtain additional financing, if needed, or we may be forced to pay a significant amount of such additional funding to the repayment of the amounts owed under the credit agreement, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. The breach of any of these covenants could result in a default under our credit agreements or future credit facilities.

Our credit agreement includes customary events of default for facilities of a similar nature and size as the credit agreement, including, but not limited to, if any breach or default occurs under the Loan Documents, the failure of the Company to pay any amount when due under the Loan Documents, if the Company (or its subsidiaries) is subject to any judgment in excess of $250,000 which is not discharged or stayed within 30 days, or if a change in control of the Company, any subsidiary or any guarantor should occur, which is defined for purposes of the credit agreement as any transfer of 25% or more of the voting stock of such entity. Additionally, an event of default under the credit agreement is triggered in the event the Company fails to repay at least $2 million of the Loans before March 31, 2016; in the event the close-of-trading price of West Texas Intermediate Crude Oil (“WTI”) closes below $35 per barrel for a period of ten consecutive trading days, provided that at the end of such ten day period the outstanding principal amount of the Loans exceeds $2,021,086, or WTI closes below $30 per barrel for a period of ten consecutive trading days regardless of the amount then outstanding under the Loans.

Notwithstanding the above, in January 2016, the Agent agreed, on behalf of the Lenders, to prospectively waive any and all Events of Default that may arise as a result of the WTI Events of Default, with the waiver continuing in effect, as an effective waiver of any and all WTI Events of Default that may arise in the future, until such time as the Agent delivers a written notice to the Company withdrawing the waiver. Additionally, during the period that the waiver is in effect, in the event that a WTI Event of Default arises and thereafter the close-of-trading price of WTI for any trading day, equals or exceeds $35 or $30, based on the applicable WTI Event of Default, such event shall serve to make the waiver permanent (i.e., not capable of being withdrawn) with respect to any WTI Event of Default that existed for the period prior to such trading day.

The Company is currently confirming with Lenders whether the recent fluctuation in the close-of-trading price of WTI has made the waiver permanent.

Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such credit agreements, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such credit agreements were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.

Certain of our credit agreements and loan agreements also contain cross-default and cross-acceleration provisions. Under these provisions, a default or acceleration under one instrument governing our debt may constitute a default under our other debt instruments that contain cross-default and cross-acceleration provisions, which could result in the related debt and the debt issued under such other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds might not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations to pay our creditors. The proceeds of such a sale of assets, or curtailment of operations, might not enable us to pay all of our liabilities.

Typenex has alleged the occurrence of an event of default under its 8% Short Term Cash Redeemable Note and demanded that we repay amounts owed thereunder and we do not have sufficient funds, nor ability under our senior loan agreement, to repay the amounts alleged owed.

On November 25, 2015, we received a notice of default from Typenex (the “Default Notice”), which we vehemently disagree with in every regard. The Default Notice alleged the occurrence of an event of default under the terms of the Securities Purchase Agreement (the “SPA”) and Typenex Note. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC (the “Darling Note”), constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Typenex Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’. The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note (the “Pledged Shares”).

On November 30, 2015, the Company received a demand notice (the “Demand Notice”) from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015.

The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice. The Darling Note was not a ‘Variable Security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Furthermore, pursuant to the terms and conditions of the Typenex Note. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Creditors under the Credit Agreement are first satisfied in full.

On or about January 21, 2016, we and CW Navigation, Inc., which is controlled by Christopher Watts, one of our largest stockholders and the nephew of our Chief Executive Officer, Kent P. Watts, filed a Complaint and Demand for Arbitration in the state of Utah against Typenex and naming the escrow agent which holds the Pledged Shares, as well as our transfer agent, as parties thereto, seeking a temporary restraining order and preliminary injunction restraining the escrow agent from delivering the Pledged Shares to Typenex and our transfer agent from transferring the shares to Typenex, declaratory relief and damages for breach of contract as a result of Typenex’s assertion that an event of default occurred under the terms of the Typenex Note. We also alleged that Typenex’s claim for the Pledged Shares is inappropriate and without merit, and we intend to vigorously pursue this matter. Typenex has filed an answer to our complaint, alleging that our complaint fails to state a claim upon which relief may be granted, that the Darling Note constitutes a ‘variable security’, denying our other claims, raising various affirmative defenses, including alleging fraud, and raising counterclaims in the Arbitration Proceeding, alleging our breach (and various other parties’ breaches) of the various transaction documents, alleging our breach of implied covenant of good faith and fair dealing, seeking declaratory relief, an injunction and attorneys’ fees and court costs, all of which defenses and counterclaims the Company vehemently denies.

On March 9, 2016, the Company received correspondence from the Company’s transfer agent, Fidelity Transfer Company, regarding the release of the Pledged Shares to Typenex pursuant to the terms of the Pledge Agreement. Once released, such shares will be eligible to be freely sold in the marketplace pursuant to Rule 144. Notwithstanding the release of the shares by our transfer agent, we plan to continue to litigate the action with Typenex. The Company and CW Navigation, Inc. are currently in discussion with respect to the reimbursement obligations the Company has towards CW Navigation, Inc. in connection with the release of the Pledged Shares.

The Company currently has no intention of paying Typenex pursuant to the Demand Notice or otherwise or acknowledging that a default has occurred under the SPA or Note. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in connection with the Arbitration Proceeding, or defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

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

As described above, Typenex has previously alleged that the Note is currently in default, although as described above, we dispute such allegation. At any time following an uncured event of default, Typenex has the right to convert any or all of the outstanding principal amount of the Note into our common stock. The conversion price of the Typenex Note is 80% of the five lowest closing bid prices of our common stock on the 20 trading days prior to any conversion, provided that if the average of such closing bid prices is below $0.75 per share, the conversion rate is decreased by 5% (to 75%), and provided further that the conversion rate is decreased by an additional 5% if we are not DWAC eligible at any time or DTC eligible at any time (for up to an aggregate of an additional 10% decrease in the conversion rate). Finally, in the event certain defaults (defined as major defaults under the note) occur, the conversion rate may be decreased by up to an additional 15% (an additional 5% decrease in the conversion rate per the occurrence of the first three major defaults). Typenex also has the right upon the occurrence of an event of default to require us to repay in full the amount owed under the Note by providing us written notice, subject to the terms of the subordination agreement entered into by Typenex in favor of our senior lender. Additionally, upon the occurrence of certain events of default as described in the Typenex Note, we are required to repay Typenex liquidated damages in addition to the amount owed under the Typenex Note. At no time may the Typenex Note be converted into shares of our common stock if such conversion would result in Typenex and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock, provided such percentage increases to 9.99% if our market capitalization is less than $10 million, and provided further that Typenex may change such percentage from time to time upon not less than 61 days prior written notice to us.

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

The release and public sale of the Pledged Shares may result in the price of our common stock declining in value.

On March 9, 2016, the Company received correspondence from the Company’s transfer agent, Fidelity Transfer Company, regarding the release of the Pledged Shares to Typenex pursuant to the terms of the Pledge Agreement. Once released, such shares will be eligible to be freely sold in the marketplace pursuant to Rule 144, and we believe that such sales and increased trading volume and pressure associated therewith may lead to a significant decrease in the trading price of our common stock. Notwithstanding the release of the shares by our transfer agent, we plan to continue to litigate the action with Typenex.

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

We have previously disclosed in our Current Reports on Form 8-K filed during the quarter ended January 31, 2016, or subsequent thereto and through the date of this filing, all unregistered equity securities that we issued and/or sold during the quarter ended January 31, 2016 and through the date of this filing, except for the following:

In January 2016, we issued 48,392 restricted shares of common stock to Duma Holdings, LLC in consideration for the payment to Duma Holdings of accrued interest owed through February 29, 2016 and the extension fee of $3,500 to postpone the due date of the Duma Holdings Note to February 29, 2016. The fair value of the 48,392 shares issued for interest expense is $53,715. The Duma Holdings Note is described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 5 – Related Party Notes Payable”.

In January 2016, we issued 48,392 restricted shares of common stock to Duma Holdings, LLC in consideration for the payment to Duma Holdings of accrued interest owed through February 29, 2016 (provided that the extension fee of $3,500 has not been paid to date), which was provided for under the amended Duma Holdings Note, in connection with the extension of the due date of such note to May 31, 2016. The fair value of the 48,392 shares issued for interest expense is $53,715. The Duma Holdings Note is described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 5 – Related Party Notes Payable”.

In February 2016, we issued an aggregate of 8,697 restricted shares of our common stock to our three directors (2,899 shares each) in consideration for services rendered.

In February 2016, we issued 1,500,000 shares of restricted common stock to PowerTradersPress.com (“Powertrader”) in connection with our entry into a one year Consulting Agreement with Powertrader in consideration for investor relations services.

We believe that the issuances described above were exempt from registration pursuant to (a) Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”); or (b) Rule 506 of the Securities Act, and the regulations promulgated thereunder. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were all privately negotiated, and none involved any kind of public solicitation. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. All recipients (a) were “accredited investors;” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933; (c) were non-U.S. persons; and/or (d) were officers and directors of the Company.

Item 3.	Defaults Upon Senior Securities

On November 25, 2015, we received a notice of default from Typenex (the “Default Notice”), which we vehemently disagree with in every regard. The Default Notice alleged the occurrence of an event of default under the terms of the Securities Purchase Agreement (the “SPA”) and Typenex Note. Specifically, the Default Notice alleged that the Company’s November 17, 2015 sale of an 8% Short Term Cash Redeemable Note to Darling Capital, LLC (the “Darling Note”), constituted a ‘variable security’ which therefore resulted in a breach of the provisions of the SPA and Typenex Note because the Company did not first receive the approval of Typenex for such sale as required thereby for the Company’s sale of a ‘variable security’. The Default Notice also seeks to enforce default interest on the Note (22% per annum); to increase the balance of the Note by 15% (i.e., by $259,500 to a balance of $2,006,429) due to the alleged occurrence of the default; and further seeks to foreclose on 3.1 million shares of common stock of the Company pledged by related parties to secure amounts owed under the Note (the “Pledged Shares”).

On November 30, 2015, the Company received a demand notice (the “Demand Notice”) from Typenex formally requesting and demanding the payment of the $2,006,429 alleged due under the Note by December 2, 2015.

The Company disputes the claim that an event of default has occurred under the SPA or the Note and further disputes and fails to acknowledge the claims and demands made by Typenex in the Default Notice and Demand Notice. The Darling Note was not a ‘Variable Security’ as such security is not convertible unless or until such note is not repaid by the 180th day after the sale of such note and the Company therefore believes that the claims made by Typenex are invalid. Furthermore, pursuant to the terms and conditions of the Typenex Note. Additionally, pursuant to a subordination agreement entered into between Typenex and the Agent, Typenex agreed not to make any demand for payment of amounts owed under the Note, commence any action to enforce the repayment of the Note (except pursuant to the terms of the subordination agreement, which requires among other things, 60 days prior notice by Typenex to the Agent), collect any collateral (other than pledged shares), or accept any payment of amounts owed under the Note (including principal, interest and other amounts due) unless in the form of common stock of the Company, until or unless amounts owed to the Creditors under the Credit Agreement are first satisfied in full.

On or about January 21, 2016, we and CW Navigation, Inc., which is controlled by Christopher Watts, one of our largest stockholders and the nephew of our Chief Executive Officer, Kent P. Watts, filed a Complaint and Demand for Arbitration in the state of Utah against Typenex and naming the escrow agent which holds the Pledged Shares, as well as our transfer agent, as parties thereto, seeking a temporary restraining order and preliminary injunction restraining the escrow agent from delivering the Pledged Shares to Typenex and our transfer agent from transferring the shares to Typenex, declaratory relief and damages for breach of contract as a result of Typenex’s assertion that an event of default occurred under the terms of the Typenex Note. We also alleged that Typenex’s claim for the Pledged Shares is inappropriate and without merit, and we intend to vigorously pursue this matter. Typenex has filed an answer to our complaint, alleging that our complaint fails to state a claim upon which relief may be granted, that the Darling Note constitutes a ‘variable security’, denying our other claims, raising various affirmative defenses, including alleging fraud, and raising counterclaims in the Arbitration Proceeding, alleging our breach (and various other parties’ breaches) of the various transaction documents, alleging our breach of implied covenant of good faith and fair dealing, seeking declaratory relief, an injunction and attorneys’ fees and court costs, all of which defenses and counterclaims the Company vehemently denies.

On March 9, 2016, the Company received correspondence from the Company’s transfer agent, Fidelity Transfer Company, regarding the release of the Pledged Shares to Typenex pursuant to the terms of the Pledge Agreement. Once released, such shares will be eligible to be freely sold in the marketplace pursuant to Rule 144. Notwithstanding the release of the shares by our transfer agent, we plan to continue to litigate the action with Typenex. The Company and CW Navigation, Inc. are currently in discussion with respect to the reimbursement obligations the Company has towards CW Navigation, Inc. in connection with the release of the Pledged Shares.

The Company currently has no intention of paying Typenex pursuant to the Demand Notice or otherwise or acknowledging that a default has occurred under the SPA or Note. Notwithstanding the above, the existence of the alleged defaults, and/or resources the Company may be forced to expend in connection with the Arbitration Proceeding, or defending itself against the allegations made by Typenex may negatively affect the Company or its cash flow, which may ultimately result in a decline in the value of the Company’s common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In February 2016, we entered into a one year consulting agreement with Powertrader pursuant to which we issued Powertrader 1.5 million shares of restricted common stock in consideration for investor relation services. A copy of the consulting agreement is filed herewith as Exhibit 10.22.

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

HYDROCARB ENERGY CORP.

/s/ Kent P. Watts
Kent P. Watts
Chief Executive Officer, Executive Chairman, and Director
(Principal Executive Officer)
Date: March 14, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1 (1)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Adar Bays, LLC
10.2 (1)	Securities Purchase Agreement dated November 9, 2015 between Hydrocarb Energy Corporation and Union Capital, LLC
10.3 (1)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.4 (1)	8% Short Term Cash Redeemable Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.5 (1)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Adar Bays, LLC
10.6 (1)	8% Short Term Cash Redeemable Secured Note ($208,000), Due November 9, 2017, dated November 9, 2015, issued by Hydrocarb Energy Corporation to Union Capital, LLC
10.7 (1)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Adar Bays, LLC to Hydrocarb Energy Corporation
10.8 (1)	Collateralized Secured Promissory Note dated November 9, 2015 ($208,000), issued by Union Capital, LLC to Hydrocarb Energy Corporation
10.9 (1)	Side Letter Agreement dated November 9, 2015 between Adar Bays, LLC and Hydrocarb Energy Corporation
10.10 (1)	Side Letter Agreement dated November 9, 2015 between Union Capital, LLC and Hydrocarb Energy Corporation
10.11 (1)	8% Short Term Cash Redeemable Note ($350,000), dated November 9, 2015, issued by Hydrocarb Energy Corporation to JSJ Investments Inc.
10.12 (1)	Side Letter Agreement dated November 9, 2015 between JSJ Investments Inc. and Hydrocarb Energy Corporation
10.13 (1)	Financial Consulting Agreement between Hydrocarb Energy Corporation and Geoserve Marketing LLC
10.14 (6)	8% Short Term Cash Redeemable Note ($200,000), Due September 12, 2016, dated November 12, 2015, issued by Hydrocarb Energy Corporation to Darling Capital, LLC
10.15 (2)	Side Letter Agreement dated November 12, 2015 between Darling Capital, LLC and Hydrocarb Energy Corporation
10.16 (2)	First Amendment to Voting Agreements (November 16, 2015) by and between S. Chris Herndon, Kent P. Watts and Christopher Watts
10.17 (3)	First Amendment to Amended and Restated Credit Agreement dated and effective November 30, 2015, by and between Hydrocarb Energy Corporation, Shadow Tree Capital Management, LLC, as agent, and each of Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP, as lenders
10.18 (3)	Second Amendment to Stock Grant Agreement dated and effective November 30, 2015, by and between Hydrocarb Energy Corporation and Shadow Tree Funding Vehicle A—Hydrocarb LLC and Quintium Private Opportunities Fund, LP
10.19 (4)	Duma Holdings LLC Note Extension
10.20 (5) ***	Employment Agreement between Hydrocarb Energy Corp. and K. Andrew Lai dated January 4, 2016
10.21 (5) ***	Form of K. Andrew Lai 2015 Stock Incentive Plan Stock Option Agreement
10.22*	Consulting Agreement dated January 4, 2016, by and between Hydrocarb Energy Corp. and PowerTradersPress.com
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase
101.DEF+	XBRL Taxonomy Extension Definition Linkbase
101.LAB+	XBRL Taxonomy Extension Label Linkbase
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2015 and incorporated herein by reference (File Number 000-53313).
(2)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2015 and incorporated herein by reference (File Number 000-53313).
(3)	Filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015 and incorporated herein by reference (File Number 000-53313).
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 21, 2016 and incorporated herein by reference (File Number 000-53313).
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2016 and incorporated herein by reference (File Number 000-53313).
(6)	Filed as an exhibit to our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 24, 2016 and incorporated herein by reference (File Number 000-53313).

+XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

